Form 10-Q
period 1995-03-31
EQUITY AU INC
filed 1996-08-14
CIK 830741

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                      Form 10-Q


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       March 31, 1995

                                       OR

[ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission file number:      01-17520

                            Equity AU, Inc.
             (exact name of registrant as specified in its charter)

       Delaware                  33-20582            75-2276137
(State of Incorporation)  ('33 Act SEC file no.)   (IRS E Id No.)


       119 Gold Lane, Mena, Arkansas                    75252
 (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:  407-647-3952

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                 YES               X     NO



Shares of common stock outstanding at March 31, 1995:


                                   66,580,540

Item 1.  Financial Statements.





Item 2.  Management's discussion and Analysis of Financial
         Condition and Results of Operations.


    (1) Liquidity. December 31, 1994 represented the sixth year end of Registrant. The Registrant has funded its operations over time from fees received from limited partnerships and their limited partners, loans from officers, directors, and Affiliates, through paid-in equity capital, and debt. During the first quarter of 1995 the Registrant has continued to fund its operations through paid-in equity capital and an increasing amount of loans. That situation is likely to continue until such time as the Registrant acquires third party verification regarding the commercial viability of its mineral holdings, or establishes regular and consistent production on its own, sufficient to acquire additional loans or joint venture capital to expand operations. During the quarter, $100,000 in contributed capital was received by the Registrant, for which equity shares of any class have yet to be issued.

    As of March 31, 1995 the Registrant's cash and cash equivalents totalled $12,870, representing a decrease of $30,184 from December 31, 1994.

    (2)  Capital Resources.

         (i) Registrant has no firm commitments for capital resources at this time, however, it anticipates that it will secure operating capital through additional debt, or through paid-in equity, provided that its common stock resumes public trading in the future. Registrant anticipates that it will be likely to increase its debt and use various assets to secure loans for working capital and equipment. The delisting of the Registrant's common stock in June of 1994 has created difficulty in financing operations.

         (ii) It is not likely that the officers and directors of Registrant can fund the Registrant to any increased extent than they have already provided, should working capital resources prove inadequate.

         (iii) Registrant has no lines of credit.

    (3) Results of Operations. Registrant has had no production mining operations through the date of filing of this report; however, testing and evaluation has continued at the milling facility under the direction of Vice President Natvar Patel.

    In 1991 and 1992, the Registrant significantly expanded its activity at its milling site near Mena, Arkansas. The Registrant believed, due to statements from its operations managers and other third parties, that they had developed a reliable process to extract precious metals from the ore taken from properties owned or administered by the Registrant. The Registrant entered into agreements with AT&T Nassau Metals to be its refiner, and agreed to deliver certain quantities of gold bearing mineral concentrates in several forms to AT&T Nassau. After selling an initial shipment to its refiner, the Registrant's technical staff was not able to continue deliveries, citing interference with other platinum group metals locked in complex molecular clusters.

    In early 1993, upon the investigation and advise of its technical staff, the Registrant believed that electron beam technology, using gasification at high temperature in a vacuum, was required to fracture the molecular clusters, thereby permitting the gold and other precious metal recovery. In April, the Registrant purchased and commenced installation of electron beam equipment, completing work and obtaining an operating permit from the Arkansas Department of Pollution Control and Ecology in September. Initial testing of the equipment provided variable results, with no guaranteed results for the continued infusion of capital for production modifications.

    Shortly thereafter, the Registrant accepted a letter of resignation from its technical manager, and then hired an experienced metallurgist directed to implement mining production, under any method, as quickly as possible.

    After considerable testing and evaluation by the new metallurgist, it was determined that it was likely that the subject ores could be processed commercially without required use of the electron beam equipment. The Registrant has yet to fully investigate the potential of this equipment to enhance mineral values extracted through more conventional means, and while feeling that it may hold promise, has decided not to invest an additional $40,000 to $50,000 in the electron beam equipment at this time, for modifications which would be required for proper evaluations.

    Instead, management has made the decision to pursue two directions more focused on earning production revenue, and adding value to the assets. Since the second half of 1994, the Registrant has sought to develop repeatable and consistent (low standard deviation) pilot production of gold values through extraction methods which have proved reasonably reliable through extensive testing, supported by numerous third party independent assays. At the same time, the Registrant has employed a consultant from a University mining school of the highest reputation, to investigate and deliver to the Registrant a "flowchart", which will be a system designed to be the most effective extraction method for gold values, at the most reasonable cost, providing the most consistent results. The Registrant has tested numerous pilot batches beginning in July of 1994, based on internal research, and has been working toward reducing the standard deviation in variance of test results to acceptable levels for certification of a flowchart design by its consultant.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

    The Registrant is not a party to, or aware of any suits or legal proceedings which might be considered to be outside of the course of everyday business operations, or materially affect operations.


Item  2.     Changes in Securities.

    Registrant has made no changes in its securities.


Item  3.     Defaults Upon Senior Securities.

    Registrant has no senior securities and accordingly no defaults on same. However, the Registrant has several classes of "preferred" stock, which, although they hold no seniority, priority or privilege regarding assets, do hold the right to receive dividend or interest payments. As of March 31, 1995, such securities have accrued such payments in the amount of $75,729.


Item  4.     Submission of Matters to a Vote of Security Holders.

    Registrant submitted no matters to a vote of security holders.


Item  5.     Other Information.

    On February 9, 1995, the Registrant's President and acting Secretary, Kingman L. Hitz, resigned his position. The Registrant's Chairman, James Arch, had previously been conducting negotiations to obtain a loan for the Registrant, with a party who desired management control over operations. Chairman Arch consented, and following Mr. Hitz's departure on February 24, 1995, the Dallas office of the Registrant was closed, and all assets and operations consolidated to Mena, Arkansas.

    No actions had been taken by March 31, 1995 to appoint a new
President or Secretary.

    The Registrant has filed this Form 10Q report later than the required filing date, at the same time, and along with other reports which encompass a period of time extending through the report on Form 10Q for the quarter ended June 30, 1996. This report should be read in conjunction with those following reports.

Item  6.     Exhibits and Reports on Form 8-K.

    The Registrant filed one report on Form 8-K for the quarter ended March 31, 1995, dated February 24, 1995, announcing an
    Item 5., Other Event.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             EQUITY AU, INC
                              (Registrant)


                             BY:      James Arch
                                  James Arch, Chairman





DATE:    August 12, 1996