Form 10-Q
period 1995-06-30
EQUITY AU INC
filed 1996-08-14
CIK 830741

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                      Form 10-Q


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       June 30, 1995

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


                                 YES               X     NO



Shares of common stock outstanding at June 30, 1995:


                                   88,321,115

Item 1.  Financial Statements.

                              (see following pages)



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    (1) Liquidity. December 31, 1994 represented the sixth year end of Registrant. The Registrant has funded its operations over time from fees received from limited partnerships and their limited partners, loans from officers, directors, and Affiliates, through paid-in equity capital, and debt. During the second quarter of 1995 the Registrant has continued to fund its operations through paid-in equity capital and an increasing amount of loans. That situation is likely to continue until such time as the Registrant acquires third party verification regarding the commercial viability of its mineral holdings, or establishes regular and consistent production on its own, sufficient to acquire additional loans or joint venture capital to expand operations. On May 12, 1995, the Registrant received a commitment from Stephen Guarino, a shareholder, to fund an additional $100,000 in operating expenses of the Registrant, in addition to $100,000 already invested (see
Part II, Item 5., herein this report). The Registrant issued 16,000,000 new class A common shares for the $200,000 capital commitment; however, at June 30, 1995 only $150,000 had so far been contributed.

    As of June 30, 1995 the Registrant's cash and cash equivalents totalled $18,001, representing an increase of $5,131 from March 31, 1995.

    (2)  Capital Resources.

         (i) Registrant has no firm commitments for capital resources at this time other than from Stephen Guarino, however, it anticipates that it will secure operating capital through additional debt, and also through paid-in equity provided that its common stock resumes public trading in the future. Registrant anticipates that it will be more likely to increase its debt and use various assets to secure loans for working capital and equipment. The delisting of the Registrant's common stock in June of 1994 has created difficulty in financing operations.

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

    Instead, management made the decision to pursue two directions more focused on earning production revenue, and adding value to the assets. Since the second half of 1994, the Registrant has sought to develop repeatable and consistent (low standard deviation) pilot production of gold values through extraction methods which have proved reasonably reliable through extensive testing, supported by numerous third party independent assays. At the same time, the Registrant employed a consultant from a University mining school of the highest reputation, to investigate and deliver to the Registrant a "flowchart", which will be a system designed to be the most effective extraction method for gold values, at the most reasonable cost, providing the most consistent results. That goal has not been accomplished, due in large part, to the inability of the Registrant to fund the expenses involved. The Registrant has tested numerous pilot batches beginning in July of 1994, based on internal research, and has continued working toward reducing the standard deviation in variance of test results to acceptable levels for the eventual certification of a flowchart.

    However, on June 16, 1995, at the direction of Stephen
Guarino, who had recently been appointed as the President and a director of the Registrant on May 26, 1995, the Registrant ceased its operations at the Mena mill site. The Registrant is unable to determine when, or if, operations may commence again.

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

    Registrant has no senior securities and accordingly no defaults on same. However, the Registrant has several classes of "preferred" stock, which, although they hold no seniority, priority or privilege regarding assets, do hold the right to receive dividend or interest payments. As of June 30, 1995, such securities have accrued said payments in the amount of $87,472.


Item  4.     Submission of Matters to a Vote of Security Holders.

    Registrant submitted no matters to a vote of security holders.


Item  5.     Other Information.

    On May 12, 1995, at a meeting of the Registrant's directors, a number of material resolutions were acted upon. They are listed as follows:

(1) Natvar Patel was promoted from Vice President to President, and also given the title of Secretary.
(2) It was resolved that Stephen Guarino be issued 16,000,000 restricted shares of the Registrant's class A common stock in payment for the total sum of $200,000, $100,000 already remitted, and $100,000 of which would be due to the Registrant on May 15, 1996.
(3) It was resolved that Chairman James Arch be issued 9,617,000 restricted shares of the Registrant's class A common stock as payment for the sum of $96,170 previously invested in the Registrant.
(4) It was resolved that Roger Tichenor be issued 2,000,000 restricted shares of the Registrant's class A common stock for previous services to the Registrant, and for serving in the capacity of an acting chief operating officer.

    Subsequently, on May 26, 1995, at another meeting of directors, additional material resolutions were adopted:

(1) Stephen Guarino was appointed as President, replacing Natvar Patel, and also appointed as a director.
(2) Roger Tichenor was appointed as a director.
(3) The board accepted a resignation letter from director Gail
    Holderman.
(4) It was resolved that the Registrant re-incorporate in Nevada.
(5) A resolution was also made to "terminate" the director position which was still held by Kingman L. Hitz. (Since Mr. Hitz had not been notified of this meeting, or any prior board meetings since the date of his resignation as President, and since such an action was not authorized under the Registrant's by-laws, the resolution has subsequently been determined to be invalid).

    At June 30, 1995, the Registrant's board of directors includes James Arch, Bruce Beckman, Stephen Guarino, Roger Tichenor, Bill Hanlon, and Kingman Hitz, although Hitz had not been noticed and thereby had not participated in any meetings or decisions. Officers are Guarino as President and Natvar Patel as Secretary.

    The Registrant has filed this Form 10Q report later than the required filing date, and at the same time as other reports encompassing a period of time extending from the Form 10Q report for the quarter ended March 31, 1995, through the Form 10Q report for the quarter ended June 30, 1996. This report should be read in conjunction with those prior and following reports.


Item  6.     Exhibits and Reports on Form 8-K.

    The Registrant filed one report on Form 8-K for the quarter ended June 30, 1995:


    (1)  May 26, 1995, to report Item 1., Changes in Control of
         Registrant.


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