Form 10-Q
period 1995-09-30
EQUITY AU INC
filed 1996-08-14
CIK 830741

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                      Form 10-Q


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       September 30, 1995

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

                                 YES               X     NO


Shares of common stock outstanding at September 30, 1995:


                                   88,321,115

Item 1.  Financial Statements.

                              (see following pages)


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

    (1) Liquidity. December 31, 1994 represented the sixth year end of Registrant. The Registrant has funded its operations over time from fees received from limited partnerships and their limited partners, loans from officers, directors, and Affiliates, through paid-in equity capital, and debt. During the second quarter of 1995 the Registrant ceased its exploration and development operations in Mena, Arkansas, which is likely to significantly negatively impact both liquidity and resources.

    As of September 30, 1995 the Registrant's cash and cash equivalents totalled $26,182, representing an increase of $8,181 from June 30, 1995.

    (2)  Capital Resources.

         (i) Registrant has no firm commitments for capital resources at this time other than the remaining $50,000 commitment from director Stephen Guarino.

         (ii) It is not likely that any other officers and directors of the Registrant can fund the Registrant to any increased extent than they have already provided.

         (iii) Registrant has no lines of credit.

    (3) Results of Operations. Registrant has had no production mining operations through the date of filing of this report, and all exploration and development activities in Mena, Arkansas have been halted in June of 1995.

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

    In early 1993, upon the investigation and advise of its technical staff, the Registrant believed that electron beam technology, using gasification at high temperature in a vacuum, was required to fracture the molecular clusters, thereby permitting the gold and other precious metal recovery. In April 1993, the Registrant purchased and commenced installation of electron beam equipment, completing work and obtaining an operating permit from the Arkansas Department of Pollution Control and Ecology in September 1993. Initial testing of the equipment provided variable results, with no guaranteed results for the continued infusion of capital for production modifications.

    Shortly thereafter, the Registrant accepted a letter of resignation from its technical manager, and then hired Mr. Natvar
Patel, an experienced metallurgist directed to implement mining production, under any method, as quickly as possible.

    After considerable testing and evaluation by the new metallurgist, it was determined that it was likely that the subject ores could be processed commercially without required use of the electron beam equipment. The Registrant has yet to fully investigate the potential of this equipment to enhance mineral values extracted through more conventional means, and while feeling that it may yet hold promise, has decided not to invest an additional $40,000 to $50,000 in the electron beam equipment at this time, for modifications which would be required for proper evaluations.

    Instead, management made the decision to pursue two directions more focused on earning production revenue, and adding value to the assets. Since the second half of 1994, the Registrant has sought to develop repeatable and consistent (low standard deviation) pilot production of gold values through extraction methods which have proved reasonably reliable through extensive testing, supported by numerous third party independent assays. At the same time, the Registrant employed a consultant from a University mining school of the highest reputation, to investigate and deliver to the Registrant a "flowchart", which will be a system designed to be the most effective extraction method for gold values, at the most reasonable cost, providing the most consistent results. That goal has not been accomplished, due in large part, to the inability of the Registrant to fund the expenses involved. The Registrant had tested numerous pilot batches beginning in July of 1994, based on internal research, and had continued working toward reducing the standard deviation in variance of test results to acceptable levels for the eventual certification of a flowchart, prior to the halting of operations in June, 1995.

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

    Registrant has no senior securities and accordingly no defaults on same. However, the Registrant has several classes of "preferred" stock, which, although they hold no seniority, priority or privilege regarding assets, do hold the right to receive dividend or interest payments. As of September 30, 1995, such securities have accrued said payments in the amount of $98,637.


Item  4.     Submission of Matters to a Vote of Security Holders.

    Registrant submitted no matters to a vote of security holders.


Item  5.     Other Information.

    On July 21, 1995, Kingman L. Hitz resigned his position on the board of directors. Also during July, West Coast Mines, Inc., a corporation not affiliated with the Registrant, offered a joint venture relationship with the Registrant, which was subsequently rejected.

    At a board of directors meeting held on August 3, 1995, President Guarino's decision to halt operations was approved by resolution of the board of directors, as well as a decision to write down all of the Registrant's mining assets, its gemstones, and silver statue, to only salvage value. It was also resolved that the Registrant should not raise any more funds to support mining operations.

    During another board meeting on August 29, 1995 it was resolved that the Registrant would sell enough of its remaining class A common shares at $.0025 per share to provide $25,000 to again hold its mining claims in Arkansas with the Bureau of Land Management, and that actions be commenced to provide for a reverse split of the Registrant's class A common shares.

    In an event subsequent to September 30, 1995, on October 5, 1995, the Registrant issued 11,578,885 new class A common shares to certain officers, directors, and affiliates for $34,300 used to hold the mining claims and for other expenses. These funds were received during the quarter; however, the shares were not issued until the 4th quarter of 1995. Such action issued all of the remaining authorized class A common shares of the Registrant, and brought the total issued and outstanding shares of class A common stock to 99,900,000 according to the records of the transfer agent.

    At September 30, 1995, the Registrant's board of directors includes James Arch, Bruce Beckman, Stephen Guarino, Roger
Tichenor, and Bill Hanlon. Officers remained Guarino as President; however, Natvar Patel's position as Secretary had not been filled since his departure in June, 1995.

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

    None for the quarter ended September 30, 1995.


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