Form 10-K
period 1995-12-31
EQUITY AU INC
filed 1996-08-14
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____.

              Commission file number: (33-20582)

                       Equity AU, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                  75-2276137
    (State of Incorporation)                         (Tax ID No.)

     119 Gold Lane, Mena, Arkansas 71953                 75252
    (Address of principal executive offices)          (ZIP code)

Registrant's telephone number, including area code (407) 647-3952

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Class "A" Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                       YES            X     NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995, received from Bulletin
Board brokers:

                                     $ 0.00
                             (no authorized trading)

Shares of common stock outstanding at December 31, 1995:

                                    99,900,000

PART I.

Item 1.  Business.

General.

    The Registrant was formed in Delaware on March 5, 1988 under the name Sherry Lyn Corporation for the purpose of becoming a "registered public shell" available for combination with a privately owned company that desired to become publicly held. Registrant, on a Form S-1, registered shares of its common stock with the Securities and Exchange Commission and distributed such shares as a stock dividend to the shareholders of an affiliated corporation, and thereby become a "registered public shell corporation". Registrant's then management thereafter sought combinations with a privately held company. On December 5, 1988 Registrant changed its name to Equity Gold, Inc.

    The Registrant, pursuant to a Plan and Agreement of Merger with Gold Equity, Inc., a Delaware corporation, ("Gold") on December 13, 1988 exchanged shares of its common stock on a share for share basis with the shareholders of Gold. The shareholders of Gold became the majority shareholders of Registrant and elected new directors who appointed new officers of Registrant. On January 20, 1989 Registrant changed its name to Equity AU, Inc.

    Gold Equity, Inc. was formed on November 11, 1988 for the purpose of exploration and, if warranted, development of certain mining claims in western Arkansas. Registrant is a development stage company and there can be no assurance that commercial production of mineralized rock will be achieved after Registrant has conducted further geological exploration and feasibility studies.

Business of Equity AU, Inc.
    Registrant is a mining research and exploration company. The Registrant has been pursuing exploration and potential precious metal mining development of property located in the Ouachita Mountains area in Arkansas. Various geological reports, certain scientific data, and internal testing have indicated an existence of commercial quantities of precious metal ores; primarily gold; to the Registrant. The Registrant holds various mining claims located in Montgomery and Polk Counties, near Mena, Arkansas. These claims are administered by the Bureau of Land Management or the U. S. Forest Service. The claims give the Registrant the right, subject to the obtaining of appropriate approvals of operating plans, to mine mineral bearing rock from the land covered by the claims. The Registrant also controls approximately 50 acres of private land in the same general area, for which several specific portions have been permitted by the State of Arkansas to allow mining activities.

    Registrant owns mining and refining equipment that forms a pilot milling facility which is located in Polk County near Mena, Arkansas. The milling facility consists of ball mills, grinders, flotation cells, storage and mixing tanks, furnaces and related equipment. Management of Registrant anticipates using the pilot mill to determine the values of gold and other precious metals, if any, contained in the rock that will be mined through surface mining techniques from certain of Registrant's properties (see Item. 2, Properties).

    Management anticipates that exploration mining activities will include the blasting of the rock with explosives, loading the broken rock on trucks for transport to the mill for processing. The rocks will be ground into up to 200 mesh material by the milling facility. Assays of the material will be conducted to determine precious metal content, if any, of the rocks and the proper grinding mesh for larger volume production.

    Registrant owns a drilling rig which would enable it to conduct further exploration of its properties by drilling to obtain rock samples for analysis by geologists and other experts in the gold mining industry. Such drilling activity is anticipated to confirm the precious metal content of the properties, and thereby enable the Registrant to identify the tonnage of the precious mineral bearing rock, if any, on the property.

    The Registrant has previously obtained working capital through the formation of various limited partnerships. These entities held mining assets and agreed to jointly explore and mill ore material in order to develop a commercial extraction method. These partnerships have subsequently been dissolved.

    The Registrant has maintained the exclusive rights to certain mining claims and private lands, and has been continuing to exploring capital funding opportunities; however, in June of 1995, the Registrant indefinitely suspended development activities and all other operations in Arkansas.

Government Regulation.

    The mining and milling of rock from the property is regulated by the state of Arkansas through its Department of Pollution
Control and Ecology, and the United States Forest Service or the
Bureau of Land Management.

    Registrant on January 27, 1989 appointed Arkansas American Mining and Exploration, Inc. ("AAME" ), a affiliate of Registrant as its agent to obtain appropriate approvals of its plan of operation for the mill and mining activities. In such capacity AAME filed an application for and received a permit to operate the pilot mill in its name from the State of Arkansas, Department of Pollution Control and Ecology. AAME filed a plan of operation in its name on behalf of Registrant for authority to take a 10,000 ton bulk sample from certain mining claims of Registrant. Registrant has received an assignment of all of the mining related assets of AAME, and the Registrant is now pursuing these activities in its own name. See: Properties - Proposed Operations.

    On July 3, 1989 Registrant was notified by the Mena District Ranger that the proposed operating plan to take a 10,000 bulk sample had been substantially modified by that office of the Forest Service. The modified plan did not include the taking of the bulk sample, but only permitted the continued exploration of the area to establish the presence of gold mineralization in commercial quantities. Management believed that the District Ranger incorrectly came to that conclusion and on November 13, 1989 appealed the decision to the Deputy Forest Supervisor in Hot Springs, AR. The documents submitted on appeal included geologic expert reports by Coastal Ecosystems Management, Fort Worth, TX and Ridel & Associates, Aurora, CO. These reports confirmed that gold mineralization was present in the Ouachita Mountains in apparent commercial quantities. The Forest Supervisor affirmed the District Ranger's decision. An appeal was taken on November 27, 1989 to the Forest Service Regional Office in Atlanta, GA. The issues on this appeal consisted of whether or not the Forest Service had the right to substantially modify a plan of operation, and if it had such a right, was the modification by the District Ranger reasonable. On January 19, 1990 the decision of the Forest Supervisor regarding the modification of the plan was affirmed.

    Provided sufficient working capital, Registrant anticipates that it may prepare and submit another plan of operations for mining permission to the Forest Service at some time in the future. Pending any approval of such plan for public lands, Registrant in April 1990 began milling operations with rock from private property owned by certain affiliated investees.

    The Company formed AU Mining Partners, Inc., and Metal
Mountain Partners, Inc., as wholly owned subsidiaries, to act as the General Partner for two private placement limited partnerships which held mineral rights for 30 acres of private land. The partnerships have subsequently been dissolved.
    In March of 1989, Registrant incorporated "Fifty Six Mountain Spring Water Company" as a wholly owned subsidiary for the purpose of pursuing the conduct of business relating to water purification. The business has never become active, and there are no immediate plans to invest capital or resources toward this endeavor in the future.

Gem Stones.

    The Registrant, as a part of its plan for financing its geological and exploration activities in its beginning years,


exchanged 6,750,000 shares of its common stock for gem stones which are being held for resale. The Registrant owns five (5) topaz gem stones with an aggregate weight of 439.49 carats, three (3) ruby gem stones with an aggregate weight of 4.53 carats, three (3) sapphire gem stones with an aggregate weight of 9.92 carats and three (3) emerald gem stones with an aggregate weight of 7.08 carats. It is hoped that the proceeds from an eventual sale will be used by Registrant to finance a portion of its anticipated activities. Management has for over four years been attempting to sell the gems but has been unsuccessful, and no assurances can be given that the gems can be sold to provide any funds to operate Registrant's business plan. The value of the gems was written down on the financial statements in 1992 due to management's decision to save the time and expense of updating appraisals, feeling that those expenditures would be better used to fund operational requirements of mining and refining activities, and were then written down again to salvage value.

Additional Mining Claims.

    Registrant previously owned 2,910 mining claims covering approximately 53,253 acres in the Ouachita National Forest prior to the implementation of new mining laws which provided for significant yearly fees ($100 per claim) to hold such claims, with $200 per claim payable in August of 1993. The Registrant elected at the time to relinquish rights to all but 80 claims associated with limited partnership investees where it held ownership interests, and 75 more filed on behalf of the Registrant itself, which are believed by the Registrant to be the best of the remainder.

Royalty.

    Registrant in June 1989 acquired a fourteen (14%) royalty interest in the 80 mining claims involving 13 limited partnerships in consideration for Registrant's assumption of an affiliate's obligation to conduct geological and engineering studies on the mining claims. Management anticipated that its cost to complete such studies would be approximately $100,000 (3 of the 13 partnerships were scheduled to pay a 15% royalty rather than 14%).

    Registrant acquired a 14% gross royalty revenue interest on private property leases held by 3 other limited partnerships as additional consideration for completing the geological and engineering studies for those properties as well.

    Subsequently, all of the above limited partnerships have been dissolved, but the Registrant has continued to pay the holding fees for the mining claims involved therewith.


Competition.

    There are many companies engaging in the exploration and development of precious metal claims. Most of these entities are more experienced, more established and financially stronger than the Registrant. There can be no assurance that the Registrant will be able to obtain mining permits, successfully locate and mill any ores, or compete successfully against other companies.

Risk.

    The existence of commercial quantities of mineral bearing ore, and a method for their extraction, is crucial to the Registrant's realization of any return on investment. Even further, the Registrant faces other considerable risk factors in achieving its goals, which include, but are not necessarily limited to, financing production facilities, availability of skilled personnel, unstable market prices for its products, and all other risks that can be customarily associated with the start-up of a new business enterprise.


Item 2: Properties.

    Registrant holds 75 mining claims for itself, and retains an ownership interest in 80 more, filed on behalf of limited partnerships or investees, located in Montgomery and Polk Counties, Arkansas.

    Registrant acquired 100% of the mineral rights on 50 acres of private land. Registrant granted the mineral rights for 40 of these acres to limited partnerships or investees and retained a 14% gross royalty interest in such mineral rights; however, the partnerships have subsequently been dissolved.

    Registrant owns a drilling rig and mining, milling, and refining equipment that forms a pilot milling operation near the city of Mena, Polk County, Arkansas. The facility consists of grinding equipment, flotation or leaching tanks, furnaces and other related equipment.

    Registrant also owns laboratory facilities at the same location in Arkansas which includes certain refining equipment, the most significant being an electron beam furnace capable of gasification at high temperature in a vacuum environment.

    In late 1994, the Registrant pledged a significant amount of the production assets listed above, for $152,000 in loans from a partnership, owned and funded in large part by certain directors of the Registrant. Said loans are in default and the Registrant is at risk for these assets to be foreclosed upon.


    Registrant anticipates that its geological and exploration activities will be on claims for which it receives approval of operating plans on public lands from the U.S. Forest Service, or on private land with permits issued by the State of Arkansas. These properties are assessable from both the east and west by Arkansas State highways that connect with Forest Service Roads. The claims and property are located in the Ouachita National Forest.

Description of Area:

    The Ouachita Mountains, Arkansas have a long history of mineral exploration, however, only a modest record of mineral production exists. Prospectors found the first silver-lead-zinc bearing rock in 1840, the first manganese in 1849, the first antimony in 1874 and the first barite deposits in 1888. The barite deposits have been the only mineral that has experienced any significant mining activity. Prospectors found the first minable gold and silver in 1888, and five to seven mines were operating in the Mena area at the turn of the century. Before 1983 most of the exploration work was designed to locate silver-lead-zinc bearing rock. During 1983 and 1984, Exxon Minerals, Callahan Mining and Newmont Mining conducted extensive exploration and drilling programs in the area, but not necessarily for precious metals.

    In 1980, a prior affiliate of the Registrant began prospecting in the area and claimed to have found high micron gold values in the basal part of the Arkansas Novaculite formation. Arkansas American Mining & Exploration, Inc. (AAME), an affiliate of the Registrant, purchased and staked hundreds of claims on the public lands and commencing in 1985 began exploring the area.

    The property lies in the western part of the Ouachita
Mountains which lie generally east-west from Atoka, OK to Little Rock, AR. The mountains are long, narrow ridges with steep slopes with sharp straight crests. Elevations range from 1,100 to 1,900 feet. The region has cool winters and hot summers. Rain fall averages about 60 inches a year. Water is generally available from streams and wells. A network of primitive trails, gravel and paved roads provide assess to all but the steepest slopes and crests. Power to the area is provided by three electric transmission lines.

    Mena, Arkansas, population approximately 6,000 is largest city in the area. Mena is Polk county's trade center and is served by a heavy rail line. Fort Smith, AR, population approximately 80,000 is 80 miles to the northwest. Fort Smith is the region's trade center and provides scheduled air service.

Geology of Area:

    The Registrant's hired geologists have reported to it that the Ouachita mountains were formed through two episodes of thrust faulting from the south. The faulting forms joints and fractures which create a lacework pattern in the brittle rocks, in particular, the novaculite. The first episode of faulting produced joints, faults and fractures filled primarily with a milky quartz and the second episode produced a mixture of iron and manganese oxides.

    There are four rock formations in the area that are of interest to Registrant's management:


    Formation            Feet      Description

    Stanley Shale        1000     Brown sandstone and gray
                                  shale; exposed only in the
                                  valleys between anticlines

    Arkansas
    Novaculite            680     White Novaculite with gray
                                  chert and black shale in
                                  the middle part; forms the
                                  crests and flanks anticlines

    Missouri Mt.
    Shale                 150     Buff shale, some brown
                                  sandstone; exposed along
                                  axes of breached anticlines
                                  and a few faults

    Blaylock
    Sandstone             200     Brown sandstone and gray shale
                                  exposed along the axes of
                                  anticlines and a few faults

    Assays of samples from outcrops and drill holes on the property and the area from 1985 to the present disclose that gold mineralization is present in five fault zones in the Missouri Mountain Shale and the Arkansas Novaculite. Gold mineralization has been found in the reddish-brown mixture of iron, manganese oxides and iron sulfides that fill the faults, joints and fractures of the formations. Geologists believe that the gold mineralization was formed by the low temperature hydrothermal processes. Such process, it is believed, commences with when iron and manganese oxides precipitate as a gel ascend through mineralized waters meet and mix with descending oxygenated waters. Gold, it is believed, is absorbed by the gel from the ascending waters as it crystallizes.

Geological and Exploration Activities:

    The mining and milling operation of Registrant involves surf ace mining of mineral bearing rock from portions of the leased 50 acre private site located in the Bee Mountain area. The mining method anticipated to be used on the site will include the removal of approximately 20 feet of overburden to expose the anticipated fracture and quartz zones. The exposed cliff face will be blasted with dynamite for rock removal. Additional drilling is anticipated to further define mineral bearing rock at the site.

    It is anticipated that the rock will be piled in an area of the site by a caterpillar type tractor and loaded by a front-end loader into 10 wheel dump trucks. The trucks will haul the rock over County Rd. 56 to Hatfield, and then to Hwy 71, approximately 2 miles from the mill entrance. The trucks will travel approximately 16 miles to the mill site south of Mena.

    Through on-going research, the Registrant believes its ores are complex in nature, consisting of a variety of platinum group elements. The Registrant's operations manager believed that its ores required a refining treatment involving high temperatures and gasification in vacuum, and acquired an electron beam furnace early in 1993 to provide the technology to accomplish those needs. Subsequently, in November of 1993, the Registrant hired a new Vice President of Operations, a metallurgist, to direct its mining operations. Research conducted since that time by the metallurgist has indicated that electron beam equipment may not be required to extract mineral values from the ores, and that certain conventional refining processes may be more suitable and less expensive to operate. Development work continued with plans to achieve some limited mineral production by July of 1994. Additionally, in 1994, the Registrant has retained the consulting services of a major and well respected mining school to verify research and assist the Registrant with the creation of a "flowchart", which will be a theoretical system providing the most efficient extraction of gold mineral values, at the lowest production cost. The Registrant had anticipated receiving this report before the end of 1994, but the limited availability of capital, and initial test results which demonstrated significant values, but with a high standard deviation, eventually forced the abandonment of this plan. Testing continued through June of 1995, when operations were suspended.


Item 3.  Legal Proceedings.

    The Registrant is not aware of any pending legal proceedings which might be considered to be outside the normal or ordinary course of business, or reportable under Item 103 of Regulation S-K.

Item 4. Submission of Matters to a Vote of Security Holders.

    The Registrant has not submitted any matters to a vote of its security holders, or held a shareholder meeting, since approximately December of 1994.

PART II.

Item      5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

    a.   Market Information.

    On July 6, 1989 Registrant's shares of common stock began trading on NASDAQ under the symbol EQAU. Prior to the filing of this report, the Registrant was delisted from the Nasdaq Small Cap
Market on June 23, 1994 for failure to file its required reports on a timely basis as described under Part II, Item 9., and is not likely to trade again on that market until the Registrant has met any other required obligations. Subsequently, in late 1994, the Registrant applied for, and commenced trading again on the OTC
Bulletin Board. However, due to its failure to file timely reports regarding its finances and operations, the Registrant eventually ceased authorized public trading of its class A common stock in 1995. Set forth below is the average high and low bid for the quarters ended March 31, June 30, September 30 and December 31, of the years 1994 and 1995.

                                 Quarters Ended

    March 1994     June 1994      Sept 1994      Dec 1994
    High  Low      High   Low     High    Low    High    Low

Bid .12   .09      .09    .06     .09     .06    .09     .06
Ask .12   .09      .09    .06     .09     .06    .09     .06

    March 1995     June 1995      Sept 1995      Dec 1995
    High  Low      High   Low     High    Low    High    Low

Bid  .00   .00          .00    .00     .00     .00    .00     .00
Ask  .00   .00          .00    .00     .00     .00    .00     .00
                             (No authorized trading)

    The prices stated above are inter-dealer prices without markup, mark-down or commission and may not necessarily represent actual transactions.

    b.   Holders.
    At December 31, 1995, the Registrant had approximately 742 shareholders of record of its class A common voting stock.

    1. The Registrant is authorized to issue 200,000 shares of a class "A" non-voting preferred stock, at a par value of $1.00 per share. Such shares are convertible into new issue class A common stock at a conversion rate of 5.33 common shares for each preferred share surrendered. At December 31, 1995, there were 148,000 class "A" preferred shares issued and outstanding.

    2. The Registrant is authorized to issue 300,000 shares of a class "B" non-voting preferred stock, at a par value of $1.00 per share. Such shares are convertible into new issue class A common stock at a conversion rate of 16.0 common shares for each preferred share surrendered. At December 31, 1995, there were 288,200 class "B" preferred shares issued and outstanding.

    3. The Registrant is authorized to issue 100,000 shares of a class "C" non-voting preferred stock, at a par value of $1.00 per share. Such shares are convertible into new issue class A common stock at a conversion rate of 12.0 common shares for each preferred share surrendered. At December 31, 1995, there were 10,200 class "C" preferred shares issued and outstanding.

    4. The Registrant is authorized to issue another 1,400,000 shares of non voting preferred stock with a par value of $1.00 per share. At December 31, 1995, there were no such shares issued or outstanding.

    5. The Registrant is authorized to issue 99,900,000 shares of voting class "A" common stock, at a par value of $.001 per share. At December 31, 1995, all of these shares had been issued and are outstanding, and no provision has been made for any further conversion of the three classes of preferred stock, or to redeem any Warrant.

    6. The Registrant is authorized to issue 100,000 shares of voting class "B" common stock, at a par value of $.01 per share. These shares hold the right to elect a majority of the board of directors of the Registrant. At December 31, 1995, all of these shares had been issued and are held by James Arch, Chairman of the Board.

    7. The Registrant has 96,585 shares of its class "A" common stock held in the name of the Registrant's unqualified employee benefit plan at December 31, 1995.

    c.   Dividends.

    Registrant has not paid a dividend to the holders of its Class "A" common stock and does not anticipate paying dividends in the near future. Class "B" common shares do not hold the right to receive dividends.

    Class "A" Preferred shares receive a 10% dividend each year, payable in cash or new issue Class "A" common shares, based upon the par value of those common shares. At December 31, 1995, there were cumulative dividends payable in the amount of $32,517.

    Class "B" Preferred shares receive a 10% cash dividend payable July 1 of each calendar year. At December 31, 1995, there were cumulative dividends payable in the amount of $54,200.


    Class "C" Preferred shares receive a 10% cash dividend payable annually. At December 31, 1995, the cumulative amount of dividend payable thereon these shares was $1,126.

    d.   Warrants.

    On September 10, 1994, the Registrant issued Warrants to
Eastern Global, LLC to purchase 200,000 shares of new issue Class
"A" common stock at an exercise price of $.09375 per share, which expire September 10, 1996.

Item 6.  Selected Financial Data.

    Set forth below is selected financial data of the Registrant for the past five years. This financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

              1995       1994      1993     1992       1991

Total Rev:    0          0         104,110     0         316,754
Net Loss:          212,633    3,656,678 2,571,857 4,041,279 258,899
Net/share:    ($.00)     ($.07)    ($.06)      ($.10)    ($.01)
Working Cap:  (261,129)  (138,913) 3,169    (246,605)  (170,349)
Ttl. Assets:   171,928   149,514  3,540,773 4,392,412  5,080,406


Item 7.  Management's discussion and Analysis of Financial
Condition and Results of Operations.

    (1)  Liquidity.

    December 31, 1995 represented the seventh year end of the Registrant. The Registrant has funded its operations over time from fees received from limited partnerships and their limited partners, loans from officers, directors, and Affiliates, through paid-in equity capital, and debt. During 1995 the Registrant has funded its operations primarily through paid-in equity capital, and that situation has resulted in the board of directors issuing all of the class "A" common voting shares the Registrant is authorized to issue. The Registrant's liquidity has become virtually non-existent.

    As of December 31, 1995, the Registrant's cash and cash equivalents totalled $1,672, representing a decrease of $24,510 from the close of the third quarter of the year.

    (2)  Capital Resources.

         (i) Prior capital commitments to the Registrant have not been met, and the Registrant has no other commitments for capital resources at this time. Considering the maximum issue of its class "A" common shares, no other commitments would be likely to occur. However, as a subsequent event, it was determined that 9,617,000 of those shares were issued to a related party with no consideration exchanged, and such shares will be returned to the Registrant and canceled by an agreement dated July 3, 1996. This will eventually result in a new balance of issued and outstanding class A common shares of 91,123,320, when taking into account 840,183 shares which have previously been authorized, but had not been able to be issued.

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

    In early 1993, upon the investigation and advise of its technical staff, the Registrant believed that electron beam technology, using gasification at high temperature in a vacuum, was required to fracture the molecular clusters, thereby permitting the gold and other precious metal recovery. In April 1993, the Registrant purchased and commenced installation of electron beam equipment, completing work and obtaining an operating permit from the Arkansas Department of Pollution Control and Ecology in September 1993. Initial testing of the equipment provided variable results, with no revenues guaranteed from the continued infusion of capital for production modifications.

    Shortly thereafter, the Registrant accepted a letter of resignation from its technical manager, and then hired Mr. Natvar
Patel, an experienced metallurgist directed to implement mining production, under any method, as quickly as possible.

    After considerable testing and evaluation by the new metallurgist, it was determined that it was likely that the subject ores could be processed commercially without required use of the electron beam equipment. The Registrant has yet to fully investigate the potential of this equipment to enhance mineral values extracted through more conventional means, and while feeling that it may yet hold promise, has decided not to invest an additional capital in the electron beam equipment at this time, for further modifications which would be required for proper evaluations.

    Instead, management made the decision to pursue two directions more focused on earning production revenue, and adding value to the assets. Since the second half of 1994, the Registrant had sought to develop repeatable and consistent (low standard deviation) pilot production of gold values through extraction methods which have proved reasonably reliable through extensive testing, supported by numerous third party independent assays. At the same time, the Registrant employed a consultant from a University mining school of the highest reputation, to investigate and help the Registrant develop a "flowchart", which would be a system designed to be the most effective extraction method for gold values, at the most reasonable cost, providing the most consistent results. That goal has not been accomplished, due in large part, to the inability of the Registrant to fund the expenses involved. The Registrant had tested numerous pilot batches beginning in July of 1994, based on internal research, and had continued working toward reducing a high standard deviation in variance of test results down to acceptable levels for the eventual certification of a flowchart. Although the test results varied greatly, management considered that it would be satisfied if even the lower results could be relied upon in a large scale operation.

    Sizable variability in the test results continued in 1995, until all research activity and development work in Arkansas was suspended in mid June of 1995. The Registrant is not able to determine when, or if, it may be able to re-start these operations.

    The Registrant has filed this Form 10K report later than the required filing date, and at the same time as other reports encompassing a period of time extending from the Form 10Q report for the quarter ended March 31, 1995, through the Form 10Q report for the quarter ended June 30, 1996. This report should be read in conjunction with those prior and following reports.


Item 8.  Financial Statements and Supplementary Data.

            Consolidated financial statements of the Registrant and
           the report of the Independent Certified Public Accountant
                  are attached hereto numbered pages F1 to F17.


Item 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure.
                                      None.

PART III.

Item 10. Directors and Executive Officers of Registrant.

    The Registrant experienced significant changes in its management during 1995.

    During late 1994 and in early 1995, Chairman James Arch had been negotiating with various parties to attract working capital for the Registrant. Early in February of 1995, Mr. Arch reached an agreement with Stephen Guarino for Mr. Guarino to inject $200,000 of needed funds. Mr. Arch agreed to give Mr. Guarino complete administrative and financial control of the Registrant. Kingman L. Hitz, the Registrant's then President, acting Secretary, and a director, resigned all his positions except director in February, and the Registrant's headquarters were moved and consolidated with the facilities in Mena, Arkansas. Natvar Patel, formerly Vice President of Operations, was appointed as President and acting Secretary, and served until late May of 1995, when Mr. Guarino was appointed as President and as a director. Also in late May, William Hanlon, and Roger Tichenor were additionally appointed as directors, and the resignation of Gail Holderman as a director was accepted. The new board of directors attempted to exclude Mr. Hitz from the board, but it was subsequently determined that because Mr. Hitz had never been noticed regarding any meetings, or been given the opportunity to participate, that such action was not in accordance with the Registrant's by-laws. Mr. Hitz, at the time unaware of these events, resigned from the board in July 1995.

    Natvar Patel, acting Secretary at the time, was released from his employment with the Registrant in June of 1995, when operations in Arkansas were suspended.

    The following persons are serving as directors and officers of Registrant as of December 31, 1995:

James Arch, (74) is Chairman of the Board of Directors since June of 1994. Mr. Arch has a respected 40 year business background as an educator and public speaker. He currently conducts seminars for banks, corporations, associations, and conventions to motivate, develop and train people to achieve greater business success. His long list of clients has included 20 years with the Professional Golfers Association and 12 years for the Professional Bowlers Association.

    Mr. Arch serves on the boards of several cellular and wireless cable companies, and is President of his own corporation marketing attitude development programs designed to help business and individuals achieve greater growth and financial success.

    Mr. Arch was born and educated in England, is a graduate of NorthWestern College, and has served as an officer in the British
Merchant Navy and the Royal Air Force. He became an American citizen in 1954.

Bruce R. Beckman, (45) is a member of the Equity AU, Inc. board of directors since 1990. He is Superintendent of Operations for the LaCygne Station of Kansas City Power & Light.

    He has held various engineering and management positions with Kansas City Power & Light since 1974. He has served as Plant
Maintenance Engineer, Air Quality Control Engineer, Superintendent of Reliability Problems and as Superintendent of Central
Maintenance.

     Mr. Beckman is a member of the Association of Professional Engineers and is certified as a chief engineer by the National Institute for Uniform Licensing of Power Engineers. He is also a commissioned examining engineer, and a technical instructor.

     He graduated with a Bachelor of Science degree in mechanical engineering from Southern Illinois University in 1974, where he specialized in power plant theory and design. Mr. Beckman graduated with a Masters of Business Administration degree from Avila College in Kansas City, Missouri.

Stephen Guarino, (46) is President of Equity AU, Inc. and a director since May of 1995. Mr. Guarino advised the Registrant that he owns and operates several marketing and direct mail companies, possesses 20 years of experience in management, and is a 1972 graduate of the University of Pennsylvania. He has declined to furnish the Registrant with any further information regarding specific names or dates relative to his background or qualifications.

William Hanlon, (47) is a director of Equity AU, Inc. since May of 1995. He is presently Vice President and Controller of Xeno
Technix, Inc.

     From 1989 to 1993 he was Chief Financial Officer for JJH, Inc. of Virginia, and from 1984 to 1989 was self employed in a public accounting practice. Previously, from 1980 to 1984, he was Controller of Sun Information Services (now trading as SunGard Data Systems, Inc.), a subsidiary of Sun Company, Inc. Prior to that, he held positions with Sybron Corporation and the J.J. Henry Co., Inc.
     Mr. Hanlon is a Certified Public Accountant, and a graduate of the Wharton School, University of Pennsylvania, with a BBA degree in Accounting and a MS degree in Management.


Roger Tichenor, (43) is a director of Equity AU, Inc. since May of 1995. Mr. Tichenor is President of Phoenix Capital, a consulting company that assists small companies that seek public trading, in various advisory capacities.

     From 1992 to 1995, Mr. Tichenor was the Branch Manager of
Republic Securities, a Chicago based stock and commodity firm.
Prior to that, from 1987 to 1992, Mr. Tichenor worked at various brokerage firms as a stock and commodities broker.


Item 11.
Executive Compensation.

     The following table represents the compensation of the Chief
Executive Officer and any other officer employed during 1995, for 1994 and 1995. The Registrant has omitted any performance graph of the total return to shareholders since the Registrant began public trading on the Nasdaq Stock Exchange in July of 1989, since the Registrant is in the development stage, no returns have been generated, and with operations suspended is not in competition with other companies:

                                          Other            All
Name and                    Annual        Annual          Other
Position:         Year    Salary($)    Compensation    Compensation

Stephen Guarino   1995    $       0    $          0    $         0

Kingman L. Hitz   1995    $       0    $          0    $         0
President /1      1994    $  52,000    $      4,000    $         0
Director

Natvar C. Patel   1995    $  33,750    $          0    $         0
VP of Operations  1994    $  70,000    $      3,000    $         0
President /2


/1    Mr. Hitz resigned in February of 1995 but never was paid any compensation for his services for 1995.

/2    Mr. Patel, Vice President of Operations, and some acting
President for a period in 1995, was let go when operations were suspended in Arkansas in June of 1995. Mr. Patel, is an affiliate of Eastern Global, LLC, a company that holds warrants to purchase 200,000 class "A" common shares of the Registrant for the price of $.09375, that expire September 10, 1996.

Other than as stated above, there are no option exercises, long-term incentive plans, pension plan remunerations, or option repricing during the 1995 fiscal year of the Registrant.


            Relationship of Compensation to Performance

             The Board of Directors of Equity AU, Inc.

     It is the current policy of the Corporation that the existing overall annualized compensation levels of the Chief Executive Officer (CEO) or any other employee shall not be increased until the Corporation has sold and received payment for its first 250 ounces of precious metal production, and at that time the maximum wage increase shall be 15%. Any cash compensation to either the CEO or Vice President of Operations in excess of their current annualized amounts is tied strictly to performance in meeting precious metal production levels based upon 100 ounces, 250 ounces, and achieving the Corporation's first quarter of profitability.

     Awards of stock to the CEO, Vice President of Operations, and employees are also tied to production performance levels.

James Arch            Stephen Guarino              Roger Tichenor
          Bruce Beckman              William Hanlon


Item 12.
Security Ownership of Management and Others.

     During 1995, the board of directors issued all of the remaining authorized class "A" common voting shares of the Registrant.

     Set forth below is the direct ownership of the Registrant's class "A" and class "B" common voting stock by management and any owner of 5% or more of the common stock of Registrant as of December 31, 1995:

                      CLASS B - COMMON STOCK


Title of  Name and address         Amount of shares     % of class
          of owner                 owned



Common    Calistro and Peters           100,000            100.0
          James Arch, Manager
          P.O. Box 940037
          Maitland, FL 32794

Common    All Officers and Directors    100,000            100.0
          as a Group




                      CLASS A - COMMON STOCK


Title of: Name and address         Amount of shares     % of class
          of owner                 owned 1/                 4/5


Common    Stephen Guarino               19,078,885           19.0
          Director, President & CEO
          1502 Route 38
          Cherry Hill, NJ 08002

Common    William Hanlon                   500,000             .5
          Director
          3412 Progress Dr.
          Ben Salem, PA 19020

Common    Bruce R. Beckman                   100,010          0.1
          Director
          16574 Glenwood
          Stillwell KS 66085

Common    Roger Tichenor                 2,000,000 /2         2.0
          Director
          73 S. Palm Ave., Ste 223
          Sarasota, FL 34326

Common    Phoenix Capital                4,000,000 /2         4.0
          73 S. Palm Ave., Ste 223
          Sarasota, FL 34326

Common    Calistro and Peters            6,603,700 /3         6.6
          James Arch, Manager
          P.O. Box 940037
          Maitland, FL 32794

Common    James Arch                     9,639,169 /3         9.6
          Director and Chairman of Board
          P.O. Box 940037
          Maitland, FL 32794

Common    Arch Family Ltd. Partnership     311,429 /3          .3
          P.O. Box 940037
          Maitland, FL 32794

Common    James Arch Trust dtd. 7/31/91    339,010 /3          .3
          P.O. Box 940037
          Maitland, FL 32794


Common    All Officers, Directors        42,572,203          43.0
          and Affiliates as a Group


     1/   Giving effect to a 2 for 3 reverse split of the shares of
the Company authorized by the Board of Directors on February 14, 1989.

     2/   Mr. Tichenor holds an ownership position with regards to
Phoenix Capital.

     3/   Entities either owned or controlled by Mr. Arch.

     4/   According to a report from the Registrant's transfer
agent, there are now approximately 99,900,000 class A common shares issued and outstanding as of the date of this report.

     5/   Percentage ownership is approximate to the nearest
one-tenth of one percent.


Item 13.  Certain Relationships and Related Transactions.

     Commencing in late 1994, the Registrant entered into a loan agreement with Arkansas Mineral Partners, Ltd., a newly formed general partnership, to borrow funds to meet its financial obligations. The Registrant secured loans in the amount of $152,000, pledging its lab facility, drilling rig, and certain other pieces of major equipment as collateral. Directors James Arch ($57,000), and Stephen Guarino ($25,000), made material contributions to that lending partnership. Mr. Guarino made his investment prior to becoming an officer and director of the Registrant. Mr. Arch has subsequently purchased all of the ownership interest in the Arkansas Mineral Partners, Ltd. partnership, including the investment of Mr. Guarino. During 1995, The Registrant has been in default of its payment terms to the partnership, and the pledged assets are at risk of foreclosure at any time.

PART IV.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

(a)   The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

     1.,2., and 3.:

Accountant's Report

Consolidated Balance Sheet -- December 31, 1995 and 1994

Consolidated Statement of Operations for the Years Ended December
    31, 1995 and 1994


Consolidated Statement of Shareholders Equity for the Years Ended
    December 31, 1995 and 1994

Consolidated Statement of Cash Flows for Years Ended December 31,
    1995 and 1994

Notes to the Consolidated Financial Statements for the Years Ended
    December 31, 1995 and 1994


(b) The Registrant has filed the following Form 8 reports dated during the last quarter of 1995:

     (1) Form 8K dated October 6, 1995, to report a change in control of the Registrant.


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EQUITY AU, INC.
                                   Registrant


                                        James Arch
                                   James Arch, Chairman

Date:  August 12, 1996


     Pursuant to the requirements to the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

          Signature              Title                Date



      James Arch                Director        August 12, 1996
James Arch


    Bruce Beckman               Director        August 12, 1996
Bruce Beckman