Form 10-Q
period 1996-03-31
EQUITY AU INC
filed 1996-08-14
CIK 830741

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                      Form 10-Q


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       March 31, 1996

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

                                 YES               X     NO


Shares of common stock outstanding at March 31, 1996:


                                   99,900,000

Item 1.  Financial Statements.

                              (see following pages)


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    (1) Liquidity. December 31, 1995 represented the seventh year end of Registrant. The Registrant has funded its operations over time from fees received from limited partnerships and their limited partners, loans from officers, directors, and Affiliates, through paid-in equity capital, and debt. During the second quarter of 1995 the Registrant ceased its exploration and development operations in Mena, Arkansas, and subsequently the Registrant's liquidity has become virtually non-existent.

    As of March 31, 1996 the Registrant's cash and cash equivalents totalled $1, representing a decrease of $1,671 since
December 31, 1995.


    (2)  Capital Resources.

         (i) Registrant has no commitments for capital resources at this time, and none appears likely to occur.

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

    Instead, management made the decision to pursue two directions more focused on earning production revenue, and adding value to the assets. Since the second half of 1994, the Registrant has sought to develop repeatable and consistent (low standard deviation) pilot production of gold values through extraction methods which have proved reasonably reliable through extensive testing, supported by numerous third party independent assays. At the same time, the Registrant employed a consultant from a University mining school of the highest reputation, to investigate and deliver to the Registrant a "flowchart", which will be a system designed to be the most effective extraction method for gold values, at the most reasonable cost, providing the most consistent results. That goal has not been accomplished, due in large part, to the inability of the Registrant to fund the expenses involved. The Registrant had tested numerous pilot batches beginning in July of 1994, based on internal research, and had continued working toward reducing the standard deviation in variance of test results down to acceptable levels for eventual certification of the reliable flowchart. Although the test results varied greatly, management considered that it would be satisfied if even the lower results could be relied upon in a large scale operation.

    Sizable variability in the test results continued in 1995, and all research activity and development work in Arkansas was suspended in mid June of 1995. The Registrant has been inactive since that time, and is not yet able to determine when, or if, it may be able to re-start these operations.

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

    Registrant has no senior securities and accordingly no defaults on same. However, the Registrant has several classes of "preferred" stock, which, although they hold no seniority, priority or privilege regarding assets, do hold the right to receive dividend or interest payments. As of March 31, 1996, such securities have accrued said payments in the amount of $110,806.

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

    None for the quarter ended March 31, 1996.

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