Form 10-Q
period 1996-06-30
EQUITY AU INC
filed 1996-08-14
CIK 830741

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                      Form 10-Q


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       June 30, 1996

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

                                 YES               X     NO



Shares of common stock outstanding at June 30, 1996:


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

    As of June 30, 1996 the Registrant's cash and cash equivalents totalled $1, representing no change since March 31, 1996.

    (2)  Capital Resources.

         (i) Registrant has no firm commitments for capital resources at this time, and considering the maximum issue of its class "A" common shares, none is likely to occur.

         (ii) It is not likely that the officers and directors of Registrant can fund the Registrant to any increased extent than they have already provided.

         (iii) Registrant has no lines of credit.

    (3) Results of Operations. Registrant has had no production mining operations through the date of filing of this report, and all exploration and development activities in Mena, Arkansas were suspended in June of 1995.

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

    After considerable testing and evaluation by the new metallurgist, it was determined that it was likely that the subject ores could be processed commercially without required use of the electron beam equipment. The Registrant has yet to fully investigate the potential of this equipment to enhance mineral values extracted through more conventional means, and while feeling that it may yet hold promise, decided not to invest an additional $40,000 to $50,000 in the electron beam equipment for modifications which would be required for proper evaluations.

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

    Sizable variability in the test results continued in 1995, and all research activity and development work in Arkansas was suspended in mid June of 1995. The Registrant has been inactive since that time. However, recently, a number of management changes have taken place, a new President has been appointed, and the new management has re-hired one of its former employees to clean and re-open the Arkansas facility. The Registrant is not yet certain regarding funding, or the timeframe, but it plans to acquire new grinding equipment and restart operations as soon as possible (see
PART II, Item 5.).

PART II.     OTHER INFORMATION

Item  1.     Legal Proceedings.

    Subsequent to the quarterly period covered by this report, the Registrant agreed to a default judgement in favor of, and filed by, the Securities and Exchange Commission ("SEC") on July 10, 1996, for non-compliance regarding the filing of required reports to the SEC on a timely basis. The judgement required that the Registrant become current for all previously due reports by August 13, 1996, and requires that the Registrant maintain timely filings in the future.

    The Registrant is not a party to, or aware of any other suits or legal proceedings which might be considered to be outside of the course of everyday business operations, or materially affect operations.

Item  2.     Changes in Securities.

    Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

    Registrant has no senior securities and accordingly no defaults on same. However, the Registrant has several classes of "preferred" stock, which, although they hold no seniority, priority or privilege regarding assets, do hold the right to receive dividend or interest payments. As of March 31, 1996, such securities have accrued said payments in the amount of $124,850.

Item  4.     Submission of Matters to a Vote of Security Holders.

    Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

    In a Form 8-K, dated June 15, 1996, the Registrant reported a significant change in management and ownership of its class "A" common voting stock.

    James Arch, Chairman of the Board, accepted the resignations of board members William Hanlon, Roger Tichenor, and also the resignation of Stephen Guarino as a director, and from all officer positions he held with the Registrant.

    At the same time Mr. Arch entered into an agreement with Mr.
Guarino to purchase all of Mr. Guarino's class A common voting shares of the Registrant.

    Separately, Mr. Arch also reached an agreement with resigning director Roger Tichenor, to purchase all of the shares owned by Mr. Tichenor, and by his affiliate, Phoenix Capital.

    The board of directors now consists only of James Arch and Bruce Beckman.

    Mr. Arch now directly owns, or controls, approximately 43 percent of the Registrant's class "A" common voting shares, in addition to his 100 percent of class "B" common voting shares, which hold the right to elect a majority of the Registrant's board of directors. However, in an agreement dated July 3, 1996, and reported as a subsequent event in the Registrant's 1995 Form 10K, Mr. Arch has agreed to return 9,617,000 shares of class A common stock to the Registrant, when it was determined that such shares had been issued without consideration. Upon the actual canceling of those shares by the transfer agent, it will reduce Mr. Arch's holdings in the class A common shares to approximately 33 percent, and reduce the number of such total shares outstanding of the Registrant.

    Also, on June 15, 1996, Mr. Charles Jones was appointed as
President of the Registrant. The position of Secretary remains unfilled at this time.

    The Registrant has filed this Form 10Q report at the same time as as other reports, which have all been filed late, encompassing a period of time extending From the Form 10Q report for the quarter ended March 31, 1995 through this report. This report should be read in conjunction with all of those prior reports.


Item  6.     Exhibits and Reports on Form 8-K.

    The Registrant filed a Form 8-K, dated, June 15, 1996, to report an Item 1., Change in Control of Registrant.


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