Form 10-Q
period 1996-09-30
EQUITY AU INC
filed 1996-11-01
CIK 830741

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                      Form 10-Q


           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:       September 30, 1996

                                       OR

[ }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission file number:      01-17520

                            Equity AU, Inc.
             (exact name of registrant as specified in its charter)

       Delaware                  33-20582            75-2276137
(State of Incorporation)  ('33 Act SEC file no.)   (IRS E Id No.)


       119 Gold Lane, Mena, Arkansas                    71953
 (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:  501-389-6466

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                           X    YES                    NO



Shares of common stock outstanding at September 30, 1996:


                                   90,283,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                        Page Num.


    Item  1.  Financial Statements                         3

    Item  2.  Managements's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   8


PART II - OTHER INFORMATION


    Item 1.   Legal Proceedings                            10

    Item 2.   Changes in Securities                        10

    Item 3.   Defaults upon Senior Securities              10

    Item 4.   Submission of Matters to a Vote
              of Security-Holders                          10

    Item 5.   Other Information                            10

    Item 6.   Exhibits and Reports on Form 8-K             10


Item 1.                 EQUITY AU, INC.

                             CONDENSED BALANCE SHEET

                                     ASSETS
                                       Sept. 30       Decem. 31
                                         1996            1995
                                      (Unaudited)
CURRENT ASSETS:
   Cash                             $     (1,431)  $      1,672
   Prepaid Expense                             0         18,966
   Accounts Rec. - Related Party               0              0
    Total Current Assets:                 (1,431)        20,638

PROPERTY, PLANT AND EQUIPMENT:
   Investment in Mining Claims             7,500          7,500
   Land, Buildings, Equipment (net)       104,250        104,250
    Total Property, Plant & Equip:       111,750        111,750

OTHER ASSETS:
   Other Assets                           39,540         39,540
    Total Other Assets:                   39,540         39,540

TOTAL ASSETS:                            149,859        171,928

                     LIABILITIES AND STOCKHOLDER'S (DEFICIT)

CURRENT LIABILITIES:
   Accounts Payable                      $    106,901        105,848
   Current-Long Term-Related Party            172,555        172,555
   Current-Long Term                       1,790          3,364
    Total Current Liabilities:           281,246        281,767

NON-CURRENT LIABILITIES:
   Long Term Debt-Related Party          196,896        182,555
   Long Term Debt                         60,706         16,468
   Less Current Portion                 (174,345)      (175,919)
    Total Non-Current Liabilities:        83,257         23,104

TOTAL LIABILITIES:                       364,503        304,871

STOCKHOLDER'S (DEFICIT):
   Preferred Stock, Series A, $1 PV      148,000        148,000
   Preferred Stock, Series B, $1 PV      288,200        288,200
   Preferred Stock, Series C, $1 PV       10,200         10,200
   Common Stock, Class A, $.001 PV             91,123         91,123
   Common Stock, Class B, $.001 PV              1,000          1,000
   Additional Paid-In Capital              11,527,950     11,527,950
   Accumulated Deficit               (12,281,117)   (12,199,416)
    Total Stockholder's Deficit         (214,644)      (132,943)

TOTAL LIAB. & STOCKHOLDER'S (DEFICIT)    $149,859       $171,928
See accompanying notes.

                                 EQUITY AU, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                        For 3 Months Ended    For 9 Months Ended
                        Sept 30    Sept 30    Sept 30    Sept 30
                          1996       1995       1996       1995

 REVENUE:
   Revenue              $      0   $      0   $      0   $     0
   Direct Costs                0     (1,476)     1,135    (2,519)

 GROSS MARGIN:                      0     (1,476)     1,135    (2,519)

 EXPENSES:
   Amortization                0          0          0         0
   Depreciation                0          0          0         0
   General & Admin.            23,107     26,121     60,165   135,068
   Salaries               16,128          0     16,128    45,910
   Asset Writedown             0          0          0         0
    Total Expenses:       39,235     26,121     76,293   180,978


 OPERATING LOSS:         (39,235)   (27,597)   (75,158) (183,497)


 OTHER INCOME (EXPENSE):
   Interest Income             0          0          0         9
   Interest Expense            (1,196)    (4,552)    (1,196)  (13,932)
   Penalties                   0        (14)      (879)     (596)
  Total Other Inc (Exp):   (1,196)    (4,566)    (2,075)  (14,519)

 NET LOSS:              $(40,431)   (32,163)   (77,233) (198,016)

See accompanying notes.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDER'S EQUITY AND ACCUMULATED DEFICIT
               Period from December 31, 1994 to September 30, 1996
                                   (Unaudited)

                   Pref Stock (A)  Pref Stock (B)  Pref Stock (C)
                   Shares  Amount  Shares  Amount  Shares  Amount

 Balance:
 Dec. 31, 1994    148,000 $148,000 288,200 $288,200 10,200 $10,200



 Balance:
 Dec. 31, 1995    148,000 $148,000 288,200 $288,200 10,200 $10,200



 Balance:
 Sept. 30, 1996   148,000 $148,000 288,200 $288,200 10,200 $10,200


See accompanying notes.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDER'S EQUITY AND ACCUMULATED DEFICIT
               Period from December 31, 1994 to September 30, 1996
                                   (Unaudited)



      Class A Common     Class B Common  Paid In    Accumulated
      Shares     Amount  Shares  Amount  Capital      Deficit

 Balance: December 31, 1994
       61,247,000 $61,247 100,000 $1,000 $11,314,759 ($11,954,266)


 Issue Common Stock for:
 cash  27,078,885  27,079                   157,221
 serv.  2,500,000   2,500                    23,750
 1993
  Divs
  on A
  Pref.
  Shares  161,944     162                    17,555      (17,717)
 1994
  Divs
  on A
  Pref.
  Shares  135,284     135                    14,665      (14,800)

 Net Loss:                                              (212,633)

 Balance: December 31, 1995
      91,123,183 $91,123 100,000 $1,000 $11,527,950 ($12,199,416)



 Balance: September 30, 1996
      91,123,183 $91,123 100,000 $1,000 $11,527,950 ($12,281,117)


See accompanying notes.

                                 EQUITY AU, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      Nine Months ended September 30, 1996




Note A - Basis of Presentation:

    The accompanying unaudited financial statements include all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's financial position at September 30, 1996 and December 31, 1995, and results of operations for the three month and nine month periods ended September 30, 1996 and 1995. These financial statements have been prepared on a basis consistent with the accounting principles and policies reflected in the December 31, 1995 financial statements. The December 31, 1995 Form 10-K should be read in conjunction with these financial statements. The Balance Sheet as of December 31, 1995 has been derived from audited financial statements at that date. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 as they may be affected by a number of factors.


Note B - Contingencies:

    The Company continues to have limited funds for working capital. As a result, there are concerns about the Company's ability to continue as a going concern.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


    (1) Liquidity. December 31, 1995 represented the seventh year end of Registrant. The Registrant has funded its operations over time from fees received from limited partnerships and their limited partners, loans from officers, directors, and Affiliates, through paid-in equity capital, and debt. The Registrant's liquidity has become virtually non-existent.

    As of September 30, 1996 the Registrant's cash and cash equivalents totalled $(1,431), representing a change since June 30, 1996, of $(2,952).

    (2)  Capital Resources.

         (i) Registrant has no firm commitments for capital resources at this time, and considering the nearly maximum issue of its class "A" common shares, none is likely to occur.

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

    Instead, management made the decision to pursue two directions more focused on earning production revenue, and adding value to the assets. Since the second half of 1994, the Registrant sought to develop repeatable and consistent (low standard deviation) pilot production of gold values through extraction methods which have proved reasonably reliable through extensive testing, supported by numerous third party independent assays. At the same time, the Registrant employed a consultant from a University mining school of the highest reputation, to investigate and deliver to the Registrant a "flowchart", which would be a system designed to be the most effective extraction method for gold values, at the most reasonable cost, providing the most consistent results. That goal was not accomplished, due in large part, to the inability of the Registrant to fund the expenses involved. The Registrant had tested numerous pilot batches beginning in July of 1994, based on internal research, and had continued working toward reducing the standard deviation in variance of test results down to acceptable levels for eventual certification of the reliable flowchart. Although the test results varied greatly, management considered that it would be satisfied if even the lower results could be relied upon in a large scale operation.

    Sizable variability in the test results continued in 1995, and all research activity and development work in Arkansas was suspended in mid June of 1995.

    However, as reported in the Registrant's June 30 Form 10Q, a number of management changes were made in mid 1996, a new President, Charles Jones, was appointed, and the Arkansas facilities were re-opened. The Registrant has commenced very limited production, and, subsequent to the end of the third quarter covered by this report, has sold a small amount of gold which it obtained from two tons of its ore. Although management is not yet certain regarding future funding, or any timeframe, plans have been made to start larger scale operations as soon as possible.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

    The Registrant is not a party to, or aware of any suits or legal proceedings which might be considered to be outside of the course of everyday business operations, or materially affect operations.


Item  2.     Changes in Securities.

    Registrant has made no changes in its securities during the third quarter of 1996, but has subsequently solicited a vote of shareholders for an annual meeting on several different matters
(See Item 4. below).


Item  3.     Defaults Upon Senior Securities.

    Registrant has no senior securities and accordingly no defaults on same. However, the Registrant has several classes of "preferred" stock, which, although they hold no seniority, priority or privilege regarding assets, do hold the right to receive dividend or interest payments. As of September 30, 1996, such securities have accrued said payments in the amount of $124,850.


Item  4.     Submission of Matters to a Vote of Security Holders.

    The Registrant has submitted several matters to a vote of security holders. On the mailing date of approximately November 1, 1996, the Registrant has solicited a vote of its Class A Common shareholders to approve a "one hundred down to one" reverse split of those outstanding shares, to grant authority to the Board of Directors to change the Registrant's state of incorporation from Delaware to Nevada, and to re-elect three Directors to its Board. Such vote will be tabulated at the Registrant's annual meeting of shareholders to be held December 12, 1996, at 10AM local time, at the Registrant's facilities in Mena, Arkansas.


Item  5.     Other Information.
    None.


Item  6.     Exhibits and Reports on Form 8-K.

    The Registrant has not filed any reports on Form 8-K during the third quarter of 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EQUITY AU, INC
                              (Registrant)



                             BY:     Charles Jones
                                Charles Jones, President

DATE:    October 30, 1996