Form 10-K/A
period 1995-12-31
EQUITY AU INC
filed 1996-12-20
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Registrant's telephone number, including area code (501) 389-6466

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


                                  EQUITY AU, INC.
                                  Registrant


                                       Charles Jones
                                  Charles Jones, President

Date:  December 18, 1996


    Pursuant to the requirements to the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

         Signature              Title                Date



    Charles Jones               Director        December 18, 1996
Charles Jones


      James Arch                Director        December 18, 1996
James Arch