Form 10KSB
period 1996-12-31
EQUITY AU INC
filed 1997-09-10
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 1996

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________ .

                         Commission file number 33-20582

                                 Equity AU, Inc.
                 (Name of Small Business Issuer in Its Charter)

               Delaware                                75-2276137
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

                       119 Gold Lane, Mena, Arkansas 71953
               (Address of Principal Executive Offices) (Zip Code)

                                 (407) 647-3952
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]      No [ x ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         The  issuer's revenues for the year ended December 31, 1996 were $413.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of August 25, 1997 was $594,893.


         The number of shares outstanding of the issuer's common equity, as of August 25, 1997 was 99,263,000 shares.


         Transitional Small Business Disclosure Format (check one):Yes [ ] No[x]

                                     PART I

Item 1.   Business.

GENERAL

         Equity AU, Inc. ("Equity", or "the Company") is a Delaware corporation. Equity has been engaged in the exploration and mining of certain minerals in Polk County, near Mena, Arkansas. Equity's principal corporate offices are located at 119 Gold Lane, Mena, Arkansas, 71953 and its telephone number is
(407) 647-3952. Equity ceased all mining activity in December 1996.


HISTORY AND CURRENT ACTIVITY

         In February of 1995, the Chairman of the Company, James Arch ("Mr. Arch") reached an agreement with a shareholder and investor , Stephen Guarino, to invest significant equity capital into the Company. Mr. Arch thereafter granted full management and financial control to Mr. Guarino. The then current President, Kingman L Hitz resigned, and all operations were moved to Mena, Arkansas. Director Gail W. Holderman resigned shortly thereafter. Mr. Guarino was appointed with the official title of President in May of 1995, and was also appointed as a Director , along with William Hanlon and Roger Tichenor. Kingman Hitz had not received notice of any meetings, and subsequently resigned as a director in July of 1995. In early 1996, a partnership controlled by Mr. Arch foreclosed on the Company's property and equipment which had been pledged for loans received from the partnership.

         In June of 1996, Mr. Guarino, Mr. Hanlon, and Mr. Tichenor resigned all of their positions with the Company, and Mr. Arch entered into agreements with Mr. Guarino and Mr. Tichenor to purchase all of the Class Common shares which had been previously issued to them. Also in June 1996, Charles Jones was appointed as the Company's new President.

         Mr. Arch elected to resume operations at Mena, Arkansas on June1, 1996. Mr. Arch provided the property and equipment for the start-up and the Company borrowed $57,500 from private investors on convertible notes, at a 10% interest rate to fund the operations. At December 31, 1996 the notes carried accrued interest of $3,403. B&D Construction was contracted to get the mill into operation, mill the ore and process the ore to a finished gold product, ready for sale.

         Ore production was commenced in early September, 1996. The first 5 tons of ore production were lost due to power failures and heavy rains. Then, 2 additional tons of ore were processed yielding 1.25 oz. of gold which was sold to the Dallas Gold Exchange for $413. Management determined that the operation could not be profitable based on the limitations of the Company's current equipment. It was determined by management to use any of the Company's remaining funds to look for additional sources of funding to purchase the necessary equipment to produce additional ore. Management has been unable to identify adequate, additional funding and can make no assurances as to its ability to find adequate funding in the future.

         On December 12, 1996 the Company convened the annual shareholders meeting. James Arch, Charles Jones and Bruce Beckman were elected by a majority of shareholders to the Board of Directors. Additionally, a one hundred (100) down to one (1) "reverse split" of the Company's outstanding Class A Common shares was approved. Management is waiting for the certainty of ongoing operations before effecting the reverse split. There can be no assurance as to when management will determine the time to be appropriate to effect the reverse.

         On August 4, 1997 Charles Jones resigned as President and Director of the Company. He will assist with the Company until a new President can be appointed.

         There are many companies engaging in the exploration and development of precious metal claims. Most of these entities are more experienced, more established and financially stronger than the Company. There can be no assurance that the Company will be able to continue mining successfully, locate and mill any ores, or compete successfully against other companies.

         The existence of commercial quantities of mineral bearing ore, and a method for their extraction, is crucial to the Company's realization of any return on investment. Even further, the Company faces other considerable risk factors in achieving its goals, which include, but are not necessarily limited to, financing production facilities, availability of skilled personnel, unstable market prices for its products, and all other risks that can be customarily associated with the start-up of a new business enterprise.

Item 2.           Properties.

         The Company's executive offices are located at 1190 Gold Lane, Mena, Arkansas 71953, in a building that was used as a laboratory for mineral analysis and for office space. The building is owned by a partnership controlled by Mr. Arch. Since the Company has ceased operations for the time being, business matters are being handled by both Mr. Arch and by the past President, Charles Jones at their personal residences.

         During 1995, the Company owned a drilling rig and mining, milling, and refining equipment that forms a pilot milling operation near the city of Mena, Polk County, Arkansas. The facility consisted of grinding equipment, flotation or leaching tanks, furnaces and other related equipment. The Company also owned a building on the site which housed a laboratory with certain testing and refining equipment. These assets had been pledged for loans made to the Company by a partnership, owned and funded in large part by the Chairman of the Company. Early in 1996 the partnership foreclosed on the property and equipment and forgave the loans and accrued interest.

Item 3.   Legal Proceedings.

          In July of 1996, the Company consented to a judgment obtained by the United States Securities and Exchange Commission which required the Company to bring its delinquent reporting current by August 13, 1996, which was complied with, and further permanently enjoined the Company from any failure to file required reports in a timely manner in the future. This report has been filed subsequent to the filing deadline and the subsequent quarterly reports have yet to be filed.

Item 4.   Submission of Matters to a Vote of Security Holders.

         On December 12, 1996 the Company held its annual meeting of shareholders. Mr. James Arch, Mr. Charles Jones and Mr. Bruce Beckman were elected directors of the Company by a vote of 76,187,483 shares for, 1,444,511 shares against, and 12,651,006 no vote shares. Additionally, the Company approved a one hundred to one (100:1) reverse split of its outstanding Class A Common Stock by a vote of 76,187,483 shares for, 1,444,511 shares against, and 12,651,006 no vote shares. Management is waiting for the certainty of ongoing operations before effecting the reverse split. There can be no assurance as to when management will determine the time to be appropriate to effect the reverse split.

                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board under the symbol EQAU.

         The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995.

                  Calendar Quarters          High Bid              Low Bid

                  1995
                  1st Quarter                    .000                 .000
                  2nd Quarter                    .000                 .000
                  3rd Quarter                    .000                 .000
                  4th Quarter                    .000                 .000

                  1996
                  1st Quarter                    .000                 .000
                  2nd Quarter                    .000                 .000
                  3rd Quarter                    .005                 .001
                  4th Quarter                    .005                 .001

                  1997
                  1st Quarter                    .030                 .010
                  2nd Quarter                    .010                 .008

         The foregoing quotations were obtained from broker-dealers and market makers who provide daily reports of the NASD Electronic Bulletin Board. The above quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         As of August 26, 1997, the Company had 99,263,000 shares of its common stock issued and outstanding, and there were 742 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

         As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements, and its financial condition as well as other relative factors. Management has followed the policy of retaining any and all earnings to finance the development of its business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

RECENT SALES OF UNREGISTERED SECURITIES

         On June 6, 1997 the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be place on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS
For the Year Ended  December  31, 1996  compared to the Year Ended  December 31,
1995.

         During the year ended December 31, 1996 the Company briefly resumed mining operations which had been terminated in 1994. Operations yielded $413 of gold sales to the Dallas Gold Exchange. The cost of contract labor to produce the gold was $15,569, resulting in a gross profit of ($15,156). During 1995 there were no mining operations.

         General and administrative expenses increased $96,770, 51%, to $287,836 during fiscal 1996 from $191,066 during fiscal 1995. These expenses primarily include professional fees, salary to the Company's president and accrued dividend expense.

         The Company had other income of $99,968 during fiscal 1996 compared with other expense of ($19,048) during fiscal 1995. The difference is due primarily to the gain recognized when notes payable were called due and the pledged assets were foreclosed on. The assets had previously been written down to salvage value during prior years.

         The Company experienced a net loss of $203,024 in fiscal 1996 compared with a net loss of $212,633 in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had total assets of $154 and total stockholders deficit of $(335,967) compared with total assets of $171,928 and total stockholders deficit of $(132,943) at December 31, 1995. The decrease in total assets of $171,774, 99% is due to the write off of the Company's property and equipment upon foreclosure by a note holder for which the property and equipment had been pledged. Total liabilities at December 31, 1996 increased $31,250, 10%, from $304,871 to $336,121. The increase is due primarily to the accrual for dividends payable of $114,766.

         As of December 31, 1996, the Company had a cash balance of $154 compared to a cash balance of $12,926 as of December 31, 1995. The Company has historically satisfied its cash needs through borrowings. Management can give no assurance that the Company will be able to obtain financing on acceptable terms or that such financing if available, will be sufficient to fund the Company's operations.

Item 7.   Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the pages listed below, as part of Item 7 of this report. The December 31, 1995 balances were audited while the December 31, 1996 balances have not been audited as management has deemed the Company inactive, as that term is defined in Rule 3-11 of Regulation S-X.

Document      .........................................................Page

              Balance Sheet............................................F-1

              Statement of Operations..................................F-2

              Statement of Stockholder's Equity........................F-3,4

              Statement of Cash Flows..................................F-5


              Notes to Financial Statements............................F-6 to 10

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Management deems the Company and "inactive entity" as that term is understand under Rule 3-11 of Regulation S-X. The Registrant will therefore file unaudited financial statements for reports required for fiscal year 1996, for purposes of reports required under the Securities Exchange Act of 1934. The
Company will not be retaining or engaging the services and has dismissed the firm of J.S. Osborn, P.C., Certified Public Accountants, as independent accountants for the Company. Management has not determined when the Company will engage a new independent accountant. (Refer to the Company's Form 8-K filed with the Commission on March 22, 1997.)

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons

     All directors of the Company serve a term of one (1) year until the next Annual Shareholders Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are to be filled by a majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

     The following table sets forth the name and office held by each director and officer of the Company, followed by a brief resume of each individual.

         NAME                 AGE      POSITION HELD
         James Arch           75       President, Chief Executive Officer,
                                       Secretary, Treasurer and Director
         Bruce R. Beckman     46       Director

         JAMES ARCH, President, Chief Executive Officer, Secretary, Treasurer and director of the Company. Mr. Arch has a respected 40 year business background as an educator and public speaker. He currently conducts seminars for banks, corporations, associations, and conventions to motivate, develop and train people to achieve greater business success. His long list of clients has included 20 years with the Professional Golfers Association and 12 years for the Professional Bowlers Association. Mr. Arch serves on the boards of several cellular and wireless cable companies, and is President of his own corporation marketing attitude development programs designed to help business and individuals achieve greater growth and financial success. Mr. Arch was born and educated in England, is a graduate of NorthWestern College, and has served as an officer in the British Merchant Navy and the Royal Air Force. He became an American citizen in 1954.

         BRUCE R. BECKMAN, director of the Company since 1990, is Superintendent of Operations for the LaCygne Station of Kansas City Power & Light. He has held various engineering and management positions with Kansas City Power & Light since 1974. He has served as Plant Maintenance engineer, Air Quality Control Engineer, Superintendent of Reliability Problems and as Superintendent of Central Maintenance. Mr. Beckman is a member of the Association of Professional Engineers and is certified as a chief engineer by the National Institute for Uniform Licensing of Power Engineers. He is also a commissioned examining engineer, and a technical instructor. Mr. Beckman graduated with a Bachelor of Science degree in mechanical engineering from Southern Illinois University in 1974, where he specialized in power plant theory and design. Mr. Beckman graduated with a Masters of Business Administration degree from Avila College in Kansas City, Missouri.

Item 10.  Executive Compensation.

Executive and Director Compensation

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

         The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended March 31, 1997, 1996, and 1995, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                                             Summary Compensation Table

Name & Principal Position                     Year              Salary
- -------------------------                     ----              ------
James Arch                                    1997              $-0-
President, CEO, Secretary,                    1996              $-0-
Treasurer                                     1995              $-0-
(from August 1997 to present)

Charles Jones                                 1997              $42,000
President & CEO                               1996              $42,000
(from June 1996 to August 1997)               1995              $-0-

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information, to the best knowledge of the Company, as of August 26, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director and officer; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                        NUMBER OF             PERCENT
BENEFICIAL OWNER                         SHARES OWNED            OF CLASS

CLASS B COMMON
Calistro  and Peters                          100,000             100.0%
James Arch, Manger
P.O. Box 940037
Maitland, FL 32794

All Officers and Directors as a Group         100,000             100.0%

CLASS A COMMON
Bruce R. Beckman                              100,010               0.10%
16574 Glenwood
Stillwell, KS 66085

Charles Jones                                333,0001               0.34%
P.O. Box 1201
Lake Dallas, TX 75065

Calistro and Peters                         6,603,700               6.65%
James Arch, Manager
P.O. Box 940037
Maitland, FL 32794

James Arch                                 25,101,054              25.29%
P.O. Box 940037
Maitland, FL 32794

Arch Family Ltd. Partnership                  811,429              0.82%
P.O. Box 940037
Maitland, FL 32794

James Arch Trust dtd. 7/31/91                 547,507              0.55%

All Officers and Directors as a
 Group (2 persons)                         33,163,700             33.41%


Item 12.  Certain Relationships and Related Transactions.

         In early 1996, a partnership controlled by Mr. Arch foreclosed on the Company's property and equipment which had been pledged for loans received from the partnership.

         During the year ended December 31, 1996, Mr. Arch loaned the Company $41,877 for operating capital at 10% interest.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  No exhibits have been filed with this report.

(b) The Company filed a Form 8-K with the Commission on March 22, 1997 setting forth the reasons for dismissing the Company's independent accountant.
- --------
1 Although Mr. Jones is not an officer of the Company as of the date of this report he has been included in the table for informational purposes.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EQUITY AU, INC.
                                                     (Registrant)


                                             BY:   /s/ James Arch
                                                --------------------------
                                                James Arch, President



Dated:   September 5, 1997




                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                 December 31, 1996

                                                      ASSETS
                                                                                                  December 31,
                                                                                                      1996
CURRENT ASSETS                                                                                    (Unaudited)

  Cash                                                                                        $               154

     Total current assets                                                                                     154
                                                                                              -------------------
        TOTAL ASSETS                                                                          $               154
                                                                                              ===================
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                                            $            54,003
  Accrued expenses                                                                                         34,975
  Dividends payable                                                                                       114,766
  Notes payable (Note 5)                                                                                   99,377
                                                                                              -------------------
     Total current liabilities                                                                            336,121
                                                                                              -------------------
         TOTAL LIABILITIES                                                                                336,121
                                                                                              -------------------
CONTINGENCIES AND COMMITMENTS: (Note 4)

STOCKHOLDERS' (DEFICIT) (Note 6):

  Preferred stock, Series A, $1.00 Par Value                                                              148,000
  Preferred stock, Series B, $1.00 Par Value                                             `                288,200
  Preferred stock, Series C, $1.00 Par Value                                                               10,200

  Common stock, Class A, $0.001 Par Value                                                                  91,123
  Common stock, Class B, $0.001 Par Value                                                                   1,000

  Additional paid-in capital                                                                           11,527,950

  Accumulated deficit                                                                                 (12,402,440)
                                                                                              -------------------
     Total Stockholders' (Deficit)                                                                       (335,967)
                                                                                              -------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $               154
                                                                                              ===================


   The accompanying notes are an integral part of these financial statements.


                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                                                       For the Year Ended
                                                                                          December 31,
                                                                                    1996               1995
                                                                               (Unaudited)
INCOME:
  Revenue                                                                 $              413    $         -
  Direct Costs                                                                       (15,569)             (2,519)
                                                                          ------------------    ----------------
     Total Income                                                                    (15,156)             (2,519)

GROSS PROFIT                                                                         (15,156)             (2,519)
                                                                          ==================    ================
EXPENSES:
  General and Administrative                                                         287,836             191,066
                                                                          ------------------    ----------------
     Total Expenses                                                                  287,836             191,066

LOSS FROM OPERATIONS                                                                (302,992)           (193,585)
                                                                          ==================    ================
OTHER INCOME (EXPENSE):
  Interest income                                                                     -                        9
  Gain on disposition of assets                                                      105,482              -
  Interest expense                                                                    (5,514)            (19,057)
                                                                          ------------------    ----------------
     Total Other Income (Expense)                                                    (99,968)            (19,048)

NET LOSS BEFORE INCOME TAXES                                              $         (203,024)   $       (212,633)
                                                                          ==================    ================
Income taxes                                                                          -                   -

NET LOSS                                                                            (203,024)           (212,633)
                                                                          ==================    ================
Net Loss Per Common Share                                                 $            (0.00)   $          (0.00)
                                                                          ==================    ================
Weighted average common shares outstanding                                        91,123,183          78,175,088
                                                                          ==================    ================

   The accompanying notes are an integral part of these financial statements.

                                                   EQUITY AU, INC.

                               STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                                  Period from December 31, 1994 to December 31, 1996


                                 Preferred Stock - A                Preferred Stock - B               Preferred Stock - C
                               Shares           Amount            Shares           Amount           Shares           Amount
Balance
  December 31, 1994            148,000    $     148,000           288,200    $     288,200           10,200    $     10,200
                               -------    -------------           -------    -------------           ------    ------------
Balance
  December 31, 1995            148,000    $     148,000           288,200    $     288,200           10,200    $     10,200
                               -------    -------------           -------    -------------           ------    ------------

Balance
  December 31, 1996            148,000    $     148,000           288,200    $     288,200           10,200    $     10,200
                               -------    -------------           -------    -------------           ------    ------------

   The accompanying notes are an integral part of these financial statements.


                                                      EQUITY AU, INC.

                                    STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                                       Period from December 31, 1994 to December 31, 1996


                                 Class A Common                   Class B Common              Paid in       Accumulated
                             Shares          Amount           Shares          Amount           Capital        Deficit
Balance,
  December 31, 1994        61,247,070    $     61,247          100,000    $      1,000       11,347,759    $   (11,954,266)

Issuance of common stock:
  for cash                 27,078,885          27,079                                           157,221
  for services              2,500,000           2,500                                            23,750
  1993 dividend on
    Preferred Series A        161,944             162                                            17,555            (17,717)
  1994 dividend on
    Preferred Series A        135,284             135                                            14,665            (14,800)

Net loss                                                                                                          (212,633)

Balance
  December 31, 1995        91,123,183    $     91,123          100,000    $      1,000       11,527,950    $   (12,199,416)

Net loss                                                                                                          (203,024)

Balance
  December 31, 1996        91,123,183    $     91,123          100,000    $      1,000       11,527,950    $   (12,402,440)
                           ==========    ============          =======    ============       ==========    ===============

   The accompanying notes are an integral part of these financial statements.

                                                      EQUITY AU, INC.

                                                  STATEMENT OF CASH FLOWS


                                                                                    For the Years Ended
                                                                                        December 31,
                                                                                 1996                  1995

CASH FLOWS FROM OPERATING ACTIVITIES:


  Net loss                                                              $         (203,024)   $        (212,633)
Adjustments to reconcile net loss to net
   cash used by operating activities:
  Stock issued for services                                                         -                    26,250
  Disposal of assets                                                               (87,273)              -
  Assets exchanged for wages & fees                                                 39,540               -
  Dividends payable                                                                114,766               -

Changes in operating assets and liabilities:
  (Increase) decrease in Accounts Receivable                                        -                    30,127
  (Increase) decrease in Prepaids                                                   18,966              (18,965)
  Increase (decrease) in Accounts Payable                                           38,212               (1,368)
  Increase (decrease) in accrued expenses                                          (22,082)             (10,719)
                                                                        ------------------    -----------------

NET CASH (USED) BY OPERATING ACTIVITIES:                                          (100,895)            (187,308)
                                                                        ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                      99,377               24,000
  Principle payments on long term debt                                            (199,023)             (32,246)
  Sale of common stock                                                              -                   184,300
                                                                        ------------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                          99,377              176,054
                                                                        ------------------    -----------------
NET DECREASE IN CASH:                                                               (1,518)             (11,254)

CASH AT BEGINNING OF PERIOD:                                                         1,672               12,926
                                                                        ------------------    -----------------
CASH AT END OF PERIOD:                                                  $              154    $           1,672
                                                                        ==================    =================
CASH PAID DURING THE YEAR FOR:


   Interest                                                             $            2,391    $           2,302
   Income taxes                                                                     -                    -

NON-CASH FINANCING:

   Common stock issued for services                                                 -                    26,250
   Common stock issued for dividends                                                -                    32,517

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1996

NOTE 1 -      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  History

              The Company was organized on March 5, 1988 as a Delaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.

              The Company engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, acquire mineral claims, rights, facilities, and equipment and to explore for precious metals. In 1994, the Company was notified by general partners of the partnerships that they were terminated and dissolved.

              The Company has had no significant operations since August 1994 and suspended mining operations in June 1995. During September
              1996, the Company resumed operations and again suspended operations in December 1996. The Company can make no assumptions as to if, and when operations will resume again.

              b.  Use of Accounting Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              c.  Property and Equipment

              Property and equipment are carried at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

              Maintenance, repairs and renewals are charged to expense when incurred. Additions and significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and related accumulated depreciation are removed from the accounts and any resulting gain or loss are included in the determination of net income.

              d.  Depreciation and Amortization

              The Company depreciates its cost in buildings and equipment based on its estimated useful life in years using the straight-line method. No depreciation was taken in 1995 as there were no property additions and the idle equipment was written down to salvage value in 1994. During 1996, the remaining property and equipment was used to settle a note and written off.

              e.  Revenue Recognition

              The Company recognizes revenue when sales of precious metals or other products are sold to qualified buyers.

              f.  Mining Claims

              Mining claims are carried at cost. These costs will be amortized on the units of production basis when mining operations commence. The Company assesses the value of its claims annually for impairment. Costs will be written of when a lease or claim is dropped or expires or a determination is made that ore cannot be extracted in economic quantities. During 1996, mining claims previously valued at $7,500 were not renewed. The balance was written off.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1996

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              g.  Long-Lived Assets

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

              In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event of net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995 with earlier adoption encouraged. As a result, the Company recognized a loss in the amount of $712,868 from the impairment of its advances, mining claims and partnership investments in 1994.

              h.  (Loss) per Common Share

              (Loss) applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

              i.  Income Taxes

              The Company is subject to the greater of federal income taxes computed under the regular system of the alternative minimum tax system. The Company adopted Statement of Financial Accounting Standards No. 109,, "Accounting for Income Taxes." The Statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating los will not be realized and any valuation allowance would reduce the benefit to zero.

NOTE - 2      MINING CLAIMS

              The Company held 75 mining claims as of December 31, 1995 and 1994. In 1994 the Company determined that exploring for precious metals on these claims was not economically feasible and an impairment on these claims was recognized in the amount of $69,500. These claims are renewable in August of each year, but there has been no activity on these claims in 1995. During 1996 the Company did not renew its claims. The balance of $7,500 for claims was written off.

NOTE - 3      OTHER ASSETS

              a.  Silver Statue and Precious Gems

              The Company acquired a silver statue and certain precious gems from a related party in exchange for common stock. During 1996 the silver statue was exchanged for services rendered by a related party, and the gems were exchanged for fees owed.

NOTE - 4      CONTINGENCIES AND COMMITMENTS

              The Company owed $29,461 and $38,469 as of December 31, 1996 and 1995 in state and federal payroll taxes. Penalties and interest continue to accrue and management has determined that this will have no significant or material adverse effect.

              No provision or accrual has been made to cover any future remedial action or cleanup activities for mining claims since these costs, if any, cannot be determined at this time. However, the Company has determined that any costs associated with future cleanup liability will be covered by cash deposits held by the State of Arkansas.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1996

NOTE - 4      CONTINGENCIES AND COMMITMENTS (Continued)

              Although all partnerships that the Company and its Subsidiaries served as General Partner have discontinued operations, no provision or accrual has been made to cover any future remedial action or formal dissolution since these costs, if any, cannot be determined at this time.

              In July 1996, the Securities and Exchange Commission filed a default judgement against the Company for noncompliance in filing the quarterly and annual reports on a timely basis. The Company has agreed to the action and is making every effort to comply with the order. During 1996 the Company filed its 1995 annual report and the first and second quarter reports for 1996 late. The 1996 annual report and the first and second quarterly reports for 1997 will also be filed late. The Company cannot estimate the action that will be taken by the Securities and Exchange Commission related to these late filings.

NOTE - 5      NOTES PAYABLE

              Notes payable of the Company are as follows:
                                                                    December 31,
                                                                        1996

                Unsecured debt for advances from a related
                 party due upon demand                              $     41,877
                Unsecured promissory notes bearing interest
                 at 10%.  Interest payable annually in either
                 stock or cash, or both. The lenders may earn
                 bonus distributions based on the productivity
                 of mining operations.  Due on demand.                    57,500
                                                                    ------------
                   Total Current Notes Payable                      $     99,377
                                                                    ============
NOTE - 6      CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 200,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend is $29,600 and $14,800 at December 31, 1996 and 1995,
              respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 148,000 shares issued and outstanding at December 31, 1996 and 1995.

              Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends were paid during 1996.

              b.  Preferred Stock - Class B

              The Company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend is $83,020 and $54,200 at December 31, 1996 and 1995, respectively. These Preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each Preferred share. There were 288,200 shares issued and outstanding at December 31, 1996 and 1995.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1996

NOTE - 6      CAPITAL STOCK (Continued)

              c.  Preferred Stock - Class C

              The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend is $2,146 and $1,126 at December 31, 1996 and 1995, respectively. These Preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each Preferred share. There were 10,200 shares issued and outstanding at December 31, 1996 and 1995.

              d.  Preferred Stock

              The Company is authorized to issue 1,400,000 shares of its non-voting preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding at December 31, 1996 and 1995.

              e.  Common Stock - Class A

              The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $.001 per share. These shares have full voting rights. There were 91,123,183 shares outstanding as of December 31, 1996 and 1995. There were 840,183 shares paid for, but unissued as of December 31, 1996 and 1995 included in outstanding shares.

              The Company issued 161,944 and 135,284 shares as dividends in 1995 for 1993 and 1994 dividends accrued.

              In May 1995, the Company issued in error 9,617,000 shares to related party that were returned to the Company and canceled during 1996. There was no consideration exchanged in the issue or cancellation of these shares.

              In 1994, the Company established an unqualified stock benefit plan designed to provide awards of common stock to selected employees based on certain performance/production criteria or achievement of goals. The Company has 0 and 98,375 shares at December 31, 1996 and 1995, respectively held in the name of the plan as of December 31, 1996 and 1995.

              f.  Common Stock - Class B

              The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of December 31, 1996 and 1995.

              g.  Warrants

              On September 10, 1994, the Company issued warrants to Eastern Global, LLC to purchase 200,000 shares of new issue Class A common stock at an exercise price of $0.09375 per share. The warrants expired unexercised on September 10, 1996.

NOTE - 7      RELATED PARTY TRANSACTIONS

              Arkansas American Mining and Exploration, Inc. (AAME) was owned and controlled by the founders of the Company. In 1988, AAME exchanged mining claims, milling facility and a core drilling rig, for the Company's common stock. A significant amount o the Company's property and equipment as of December 31, 1995 is from this transaction.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1996

NOTE - 7      RELATED PARTY TRANSACTIONS (Continued)

              In 1994, a related party loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note plus interest was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company.

              During 1995, the Company paid $25,000 for services rendered by related parties and issued 2,500,000 shares of Class A common stock.

NOTE - 8      GOING CONCERN

              The Company has limited capital resources available to meet current obligations and develop its properties and bring into production a profitable mining operation. The adverse effect on the Company's results of operation due to its limited capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.

              These conditions raise concerns about the Company's ability to continue as a going concern. Management has implemented, or developed plans to implement, a number of actions to address these conditions including: maintain the most attractive mining properties; selling the precious gems; obtaining additional financing; and investigating various joint venture opportunities.

              Additional funding will be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

              The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE - 8 SUBSEQUENT EVENTS (UNAUDITED)

              On June 6, 1997, the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000.