Form 10QSB
period 1997-03-31
EQUITY AU INC
filed 1997-09-23
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                         Commission File Number 33-20582

                                 EQUITY AU, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                  75-2276137
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

                       119 Gold Lane, Mena, Arkansas 71953
          (Address of principal executive offices, including zip code)

                                 (407) 647-3952
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Class                          Outstanding as of August 25, 1997
Class A Common Stock, par value $.001                     99,263,000

                                TABLE OF CONTENTS
-------------------------------------------------------------------------------
Heading                                                                    Page

                          PART I. FINANCIAL STATEMENTS

Item 1.           Balance Sheets - March 31, 1997 and                       4
                  December 31, 1996

                  Statements of Operations and Accumulated Deficit -
                  Three months ended March 31, 1997 and 1996                5

                  Statements of Stockholders Equity--December 31, 1994
                  through March 31, 1997                                    6

                  Statements of Cash Flows - Three months ended
                  March 31, 1997 and 1996                                   7

                  Notes to Financial Statements                             8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                         9

Item 2.           Changes in Securities                                     9

Item 3.           Defaults Upon Senior Securities                           9

Item 4.           Submission of Matters to a Vote of Securities Holders     9

Item 5.           Other Information                                        10

Item 6.           Exhibits and Reports on Form 8-K                         10

                  SIGNATURES                                               10

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month periods ended March 31, 1997 and 1996, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.




                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                  March 31, 1997

                                                      ASSETS
                                                                              March 31,           December 31,
                                                                                1997                  1996
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $               73     $             154

     Total current assets                                                               73                   154
                                                                        ------------------     -----------------
        TOTAL ASSETS                                                    $               73     $             154
                                                                        ==================     =================
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           87,003     $          87,003
  Accrued expenses                                                                  36,393                34,975
  Dividends payable                                                                125,926               114,766
  Notes payable                                                                    101,377                99,377
                                                                        ------------------     -----------------
     Total current liabilities                                                     350,699               336,121
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         350,699               336,121
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                       148,000               148,000
  Preferred stock, Series B, $1.00 Par Value                                       288,200               288,200
  Preferred stock, Series C, $1.00 Par Value                                        10,200                10,200

  Common stock, Class A, $0.001 Par Value                                           91,123                91,123
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    11,527,950            11,527,950

  Accumulated deficit                                                          (12,417,099)          (12,402,440)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (350,626)             (335,967)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $               73     $             154
                                                                        ==================     =================


   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                                                   For the Three Months Ended
                                                                                                    March 31,
                                                                                  1997                 1996
                                                                              (Unaudited)
INCOME:
  Revenue                                                                 $           -         $         -
  Direct Costs                                                                        -                    1,135
                                                                          -----------------     ----------------
     Total Income                                                                     -                    1,135

GROSS PROFIT                                                                          -                    1,135
                                                                          ==================    ================
EXPENSES:
  General and Administrative                                                          11,228              20,735
                                                                          ------------------    ----------------
     Total Expenses                                                                   11,228              20,735
                                                                          ==================    ================
LOSS FROM OPERATIONS                                                                  11,228             (19,600)

OTHER INCOME (EXPENSE):
  Interest expense                                                                    (3,431)               (471)
                                                                          ------------------    ----------------
     Total Other Income (Expense)                                                     (3,431)               (471)

NET LOSS BEFORE INCOME TAXES                                              $          (14,659)   $        (20,071)
                                                                          ==================    ================
Income taxes                                                                          -                   -

NET LOSS                                                                             (14,659)            (20,071)
                                                                          ==================    ================
Net Loss Per Common Share                                                 $            (0.00)   $          (0.00)
                                                                          ==================    ================
Weighted average common shares outstanding                                        91,123,183          78,175,088
                                                                          ==================    ================


   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                 Period from December 31, 1994 to March 31, 1997

PREFERRED STOCK

                                      Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                   Shares            Amount           Shares            Amount           Shares             Amount
Balance
  December 31, 1994                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1995                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1996                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  March 31, 1997                   148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   =======     =============          =======     =============           ======     =============

COMMON STOCK

                                      Class A Common                     Class B Common        Paid in      Accumulated
                                 Shares            Amount           Shares            Amount           Capital      Deficit
Balance,
  December 31, 1994             61,247,070     $      61,247          100,000     $       1,000       11,347,759   $  (11,954,266)

Issuance of common stock:
  for cash                      27,078,885            27,079                                             157,221
  for services                   2,500,000             2,500                                              23,750
  1993 dividend on
    Preferred Series A             161,944               162                                              17,555          (17,717)
  1994 dividend on
    Preferred Series A             135,284               135                                              14,665          (14,800)

Net loss                                                                                                                 (212,633)

Balance
  December 31, 1995             91,123,183     $      91,123          100,000     $       1,000       11,527,950   $  (12,199,416)
                                ----------     -------------          -------     -------------       ----------   --------------

Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996             91,123,183     $      91,123          100,000     $       1,000       11,527,950   $  (12,402,440)
                                ----------     -------------          -------     -------------       ----------   --------------

Net loss                                                                                                                  (14,659)

Balance
  March 31, 1997                91,123,183     $      91,123          100,000     $       1,000       11,527,950   $  (12,417,099)
                                ==========     =============          =======     =============       ==========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS



                                                                                                 For the Three
                                                                                                  Months Ended
                                                                                                  March 31,
                                                                                                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                                                      $        (14,659)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Dividends payable                                                                                    11,160

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                                                1,418
                                                                                              ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                                (2,081)
CASH FLOWS FROM FINANCING ACTIVITIES:                                                         ----------------

  Proceeds from long term debt                                                                           2,000
                                                                                              ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                               2,000
                                                                                              ----------------
NET DECREASE IN CASH:                                                                                      (81)

CASH AT BEGINNING OF PERIOD:                                                                               154

CASH AT END OF PERIOD:                                                                                      73
                                                                                              ================

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.
                     Notes to Condensed Financial Statements

                                   (Unaudited)

NOTE 1 -      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the period presented herein have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the three months ending March 31, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1996 Annual Report on Form 10-KSB.

NOTE 2 -      SUBSEQUENT EVENTS

              On June 6, 1997, the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 3/31/97 compared to Three Months ended 3/31/96

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses decreased from $20,735 to $11,228, 46%.


Liquidity and Capital Resources

         At March 31, 1997, the Company had total assets of $73, total liabilities of $350,699 and total stockholders deficit of ($350,626) compared with total assets of $154, total liabilities of $336,121 and total stockholders deficit of $(335,967) at March 31,1996. There has been no significant change in account balances due to the shut down of operations during these periods. There were also no new borrowings or fundings of any kind. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. On June 6, 1997 the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of
Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000 which would be used to secure additional borrowings. The Company has not received the $100,000, or the pledge of the asset certificate. This issuance of stock has not been reflected in the Company's accounting records because the consideration for the Company's shares has not been received. Per the terms of the agreement the 8,900,000 shares will be returned to the Company if the loan proceeds are not received.

                                     PART II

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities

                  None

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

         (a)  This Item is not applicable to the Company.
         (b) On March 22, 1997 the Company filed a Form 8-K with the Commission setting forth the dismissal of the Company's independent accountants. Management deems the Company an "inactive entity", and will not engage any new independent accountant at this time.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EQUITY AU, INC.
                                                   (Registrant)

                                              BY: /s/  James Arch
                                                 ---------------------
                                                  JAMES ARCH, President

Dated:    September 22, 1997