Form 10QSB
period 1997-06-30
EQUITY AU INC
filed 1997-09-23
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Heading                                                                    Page

                          PART I. FINANCIAL STATEMENTS

Item 1.           Balance Sheets - June 30, 1997 and
                  December 31, 1996                                           4

                  Statements of Operations and Accumulated  Deficit
                  Three months ended June 30, 1997 and 1996, and
                  Six months ended June 30, 1997 and 1996                     5

                  Statements of Stockholders Equity--December 31, 1994
                  through June 30, 1997                                       6

                  Statements of Cash Flows - Three months ended
                  March 31, 1997 and the six months ended June 30, 1997       7

                  Notes to Financial Statements                               8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9


                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                           9

Item 2.           Changes in Securities                                       9

Item 3.           Defaults Upon Senior Securities                            10

Item 4.           Submission of Matters to a Vote of Securities Holders      10

Item 5.           Other Information                                          10

Item 6.           Exhibits and Reports on Form 8-K                           10

                  SIGNATURES                                                 10

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month periods ended June 30, 1997 and 1996, and for the six month periods ended June 30, 1997 and June 30, 1996 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.








                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                   June 30, 1997

                                                      ASSETS
                                                                              June 30,            December 31,
                                                                               1997                   1996
                                                                               ----                   ----
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $               49     $             154

     Total current assets                                                               49                   154
                                                                        ------------------     -----------------

        TOTAL ASSETS                                                    $               49     $             154
                                                                        ==================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           87,003     $          87,003
  Accrued expenses                                                                  37,827                34,975
  Dividends payable                                                                137,086               114,766
  Notes payable                                                                    101,377                99,377
                                                                        ------------------     -----------------
     Total current liabilities                                                     363,293               336,121
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         363,293               336,121
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                       148,000               148,000
  Preferred stock, Series B, $1.00 Par Value                                       288,200               288,200
  Preferred stock, Series C, $1.00 Par Value                                        10,200                10,200

  Common stock, Class A, $0.001 Par Value                                           91,123                91,123
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    11,527,950            11,527,950

  Accumulated deficit                                                          (12,429,717)          (12,402,440)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (363,244)             (335,967)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $               49     $             154
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                    For the Three Months Ended             For the Six Months Ended
                                                            June 30,                                June 30,
                                                  1997                 1996                1997                1996
                                                                                       (Unaudited)
INCOME:
  Revenue                                $             -      $            -        $          -        $            -
  Direct Costs                                         -                   -                   -                    1,135
                                         ------------------   -------------------   -----------------   -----------------
     Total Income                                      -                   -                   -                    1,135

GROSS PROFIT                                           -                   -                   -                    1,135
                                         ==================   ===================   =================   =================
EXPENSES:
  General and Administrative                         11,184                16,723              22,412              37,937
                                         ------------------   -------------------   -----------------   -----------------
     Total Expenses                                  11,184                16,723              22,412              37,937

LOSS FROM OPERATIONS                                (11,184)              (16,723)            (22,412)            (36,802)
                                         ==================   ===================   =================   =================
OTHER INCOME (EXPENSE):
  Interest expense                                   (1,434)                 -                 (4,865)               -
                                         ------------------   -------------------   -----------------   -----------------
     Total Other Income
       (Expense)                                     (1,434)                 -                 (4,865)               -

NET LOSS BEFORE INCOME
  TAXES                                  $          (12,618)  $           (16,723)  $         (27,277)  $         (36,802)
                                         ==================   ===================   =================   =================
Income taxes                                           -                     -                   -                   -

NET LOSS                                            (12,618)              (16,723)            (27,277)            (36,802)
                                         ==================   ====================  ==================  ==================
Net Loss Per Common Share                $            (0.00)  $             (0.00)  $           (0.00)  $           (0.00)
                                         ==================   ===================   =================   =================
Weighted average common
  shares outstanding                             99,183,000            90,283,000          91,123,183          78,175,088
                                         ==================   ===================   =================   =================

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                 Period from December 31, 1994 to June 30, 1997

PREFERRED STOCK

                                    Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                 Shares            Amount           Shares            Amount           Shares             Amount
                                 ------            ------           ------            ------           ------             ------
Balance
  December 31, 1994                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1995                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1996                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  June 30, 1997                    148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------



COMMON STOCK

                                      Class A Common                     Class B Common               Paid in    Accumulated
                                 Shares            Amount           Shares            Amount           Capital      Deficit
                                 ------            ------           ------            ------           -------      -------
Balance,
  December 31, 1994             61,247,070     $      61,247          100,000     $       1,000       11,347,759   $  (11,954,266)

Issuance of common stock:
  for cash                      27,078,885            27,079                                             157,221
  for services                   2,500,000             2,500                                              23,750
  1993 dividend on
    Preferred Series A             161,944               162                                              17,555          (17,717)
  1994 dividend on
    Preferred Series A             135,284               135                                              14,665          (14,800)

Net loss                                                                                                                 (212,633)

Balance
  December 31, 1995             91,123,183     $      91,123          100,000     $       1,000       11,527,950   $  (12,199,416)
                                ----------     -------------          -------     -------------       ----------   --------------

Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996             91,123,183     $      91,123          100,000     $       1,000       11,527,950   $  (12,402,440)
                                ----------     -------------          -------     -------------       ----------   --------------

Net loss                                                                                                                  (27,277)

Balance
  June 30, 1997                 91,123,183     $      91,123          100,000     $       1,000       11,527,950   $  (12,429,717)
                                ==========     =============          =======     =============       ==========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS



                                                                           For the Three        For the Six
                                                                            Months Ended        Months Ended
                                                                              June 30,            June 30,
                                                                               1997                 1997
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                                  $        (12,618)   $        (27,277)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Dividends payable                                                                11,160              22,320

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                            1,434               2,852
                                                                          ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                               (24)             (2,105)
                                                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                        -                  2,000
                                                                          ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                            -                  2,000
                                                                          ----------------    ----------------
NET DECREASE IN CASH:                                                                  (24)               (105)

CASH AT BEGINNING OF PERIOD:                                                            73                 154
                                                                          ----------------    ----------------
CASH AT END OF PERIOD:                                                    $             49    $             49
                                                                          ================    ================


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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the three months and six ending June 30, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1996 Annual Report on Form 10-KSB.

NOTE 2 -      SUBSEQUENT EVENTS

              On June 6, 1997, the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000. These shares have not been recorded in the financial statements because no consideration has been received by the Company.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 6/30/97 compared to Three Months ended 6/30/96

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses decreased from $16,723 to $11,184, 33%.

         Six Months ended 6/30/97 compared to Six Months ended 6/30/96

                  During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses decreased from $37,937 to $22,412, 41%.


Liquidity and Capital Resources

         At June 30, 1997, the Company had total assets of $49, total liabilities of $363,293 and total stockholders deficit of ($363,244) compared with total assets of $154, total liabilities of $336,121 and total stockholders deficit of $(335,967) at March 31,1996. There has been no significant change in account balances due to the shut down of operations during these periods. There were also no new borrowings or fundings of any kind. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. On June 6, 1997 the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of
Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000 which would be used to secure additional borrowings. The Company has not received the $100,000, or the pledge of the asset certificate. This issuance of stock has not been reflected in the Company's accounting records because the consideration for the Company's shares has not been received. Per the terms of the agreement the 8,900,000 shares will be returned to the Company if the loan proceeds are not received.

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

                  None

         Item 5.    Other Information

                  None

         Item 6.    Exhibits and Reports on Form 8-K

         (a)   This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    EQUITY AU, INC.
                                                     (Registrant)

                                               BY:  /s/  James Arch
                                                  -----------------------
                                                   JAMES ARCH, President


Dated:    September 22, 1997