Form 10QSB
period 1997-09-30
EQUITY AU INC
filed 1998-07-22
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)


                  P.O. Box 940037, Maitland, Florida 32794-0037
          (Address of principal executive offices, including zip code)

                                 (407) 647-3952
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such filing requirements for the past 90 days. Yes X No_

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding as of July 14, 1998
  Class A Common Stock, par value $.001                   3,344,760

                                TABLE OF CONTENTS
-------------------------------------------------------------------------------


Heading                                                                Page

                          PART I. FINANCIAL STATEMENTS

Item 1.   Balance Sheets - September 30, 1997 and                        4
          December 31, 1996

          Statements of Operations and Accumulated Deficit -
          Three months ended September 30, 1997 and 1996, and
          Nine months ended September 30, 1997 and 1996                  5

          Statements of Stockholders Equity--December 31, 1994
          through September 30, 1997                                    6-7

          Statements  of Cash Flows - Three months ended
          September 30, 1997 and nine months ended
          September 30,1997                                             8-9

          Notes to Financial Statements                                10-14

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          15-17


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             17

Item 2.   Changes in Securities                                         17

Item 3.   Defaults Upon Senior Securities                               17

Item 4.   Submission of Matters to a Vote of Securities Holders         18

Item 5.   Other Information                                             18

Item 6.   Exhibits and Reports on Form 8-K                              18

          SIGNATURES                                                    18

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month periods ended September 30, 1997 and 1996, and for the nine month periods ended September 30, 1997 and 1996 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                 EQUITY AU, INC.

                                  BALANCE SHEET
                               September 30, 1997

                                                      ASSETS
                                                                           September 30,          December 31,
                                                                               1997                   1996
                                                                               ----                   ----
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $                0     $             154
                                                                        ------------------     -----------------

        TOTAL ASSETS                                                    $                0     $             154
                                                                        ==================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           87,003     $          87,003
  Accrued expenses                                                                  39,276                34,975
  Dividends payable                                                                148,246               114,766
  Notes payable                                                                    108,196                99,377
                                                                        ------------------     -----------------
     Total current liabilities                                                     382,721               336,121
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         382,721               336,121
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                       148,000               148,000
  Preferred stock, Series B, $1.00 Par Value                                       283,200               288,200
  Preferred stock, Series C, $1.00 Par Value                                        10,200                10,200

  Common stock, Class A, $0.001 Par Value                                              912                   911
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    11,623,161            11,618,162

  Accumulated deficit                                                          (12,449,194)          (12,402,440)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (382,721)             (335,967)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $                0     $             154
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                    For the Three Months Ended             For the Nine Months Ended
                                                         September 30,                           September 30,
                                                  1997                 1996                1997                1996
                                                                                       (Unaudited)
INCOME:
  Revenue                                $             -      $            -        $          -        $            -
  Direct Costs                                         -                   -                   -                    1,135
                                         ------------------   -------------------   -----------------   -----------------
     Total Income                                      -                   -                   -                    1,135

GROSS PROFIT                                           -                   -                   -                    1,135
                                         ==================   ===================   =================   =================
EXPENSES:
  General and Administrative                         18,028                39,235              40,440              77,172
                                         ------------------   -------------------   -----------------   -----------------
     Total Expenses                                  18,028                39,235              40,440              77,172

LOSS FROM OPERATIONS                                (18,028)              (39,235)            (40,440)            (77,172)
                                         ==================   ===================   =================   =================
OTHER INCOME (EXPENSE):
  Interest expense                                   (1,449)               (1,196)             (6,314)             (1,196)
                                         ------------------   -------------------   -----------------   -----------------
     Total Other Income
       (Expense)                                     (1,449)               (1,196)             (6,314)               -

NET LOSS BEFORE INCOME
  TAXES                                  $          (19,477)  $           (40,431)  $         (46,754)  $         (77,233)
                                         ==================   ===================   =================   =================
Income taxes                                           -                     -                   -                   -

NET LOSS                                            (19,477)              (40,431)            (46,754)            (77,233)
                                         ==================   ====================  ==================  ==================
Net Loss Per Common Share                $            (0.02)  $             (0.04)  $           (0.00)  $           (0.08)
                                         ==================   ===================   =================   =================
Weighted average common
  shares outstanding                                912,032               911,232             912,031             911,232
                                         ==================   ===================   =================   =================

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
              Period from December 31, 1994 to September 30, 1997
                                  (Unaudited)

PREFERRED STOCK

                                    Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                 Shares            Amount           Shares            Amount           Shares             Amount
                                 ------            ------           ------            ------           ------             ------
Balance
  December 31, 1994                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1995                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1996                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------                                              ------     -------------
Class B Conversion
  to Common                                                            (5,000)           (5,000)
                                                                      -------     -------------
Balance
  September 30, 1997               148,000     $     148,000          283,200     $     283,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------
COMMON STOCK

                                      Class A Common                     Class B Common               Paid in    Accumulated
                                 Shares            Amount           Shares            Amount           Capital      Deficit
                                 ------            ------           ------            ------           -------      -------
Balance,
  December 31, 1994                612,471     $         612          100,000     $       1,000       11,559,423   $  (11,954,266)

Issuance of common stock:
  for cash                         270,789               271                                             184,029
  for services                      25,000                25                                              26,225
  1993 dividend on
    Preferred Series A               1,619                 2                                              17,715          (17,717)
  1994 dividend on
    Preferred Series A               1,353                 1                                              14,799          (14,800)

Net loss                                                                                                                 (212,633)

Balance
  December 31, 1995                911,232     $         911          100,000     $       1,000       11,618,162   $  (12,199,416)
                                ----------     -------------          -------     -------------       ----------   --------------

Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996                911,232     $         911          100,000     $       1,000       11,618,162   $  (12,402,440)
                                ----------     -------------          -------     -------------       ----------   --------------
Class B Conversion
  to Common                            800                 1                                               4,999
Net loss                                                                                                                  (46,754)

Balance
  September 30, 1997               912,032     $         912          100,000     $       1,000       11,623,161   $  (12,449,194)
                                ==========     =============          =======     =============       ==========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS



                                                                           For the Three        For the Nine
                                                                            Months Ended        Months Ended
                                                                           September 30,        September 30,
                                                                               1997                 1997
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                                  $        (19,477)   $        (46,754)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Dividends payable                                                                11,160              33,480

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                            1,449               4,301
                                                                          ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                            (6,868)             (8,973)
                                                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                       6,819               8,819
                                                                          ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                           6,819               8,819
                                                                          ----------------    ----------------
NET DECREASE IN CASH:                                                                  (49)               (154)

CASH AT BEGINNING OF PERIOD:                                                            49                 154
                                                                          ----------------    ----------------
CASH AT END OF PERIOD:                                                    $              0    $              0
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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-KSB. The results of operations for the three months and nine ending September 30, 1997, are not necessarily indicative of the operating results that may result for the year ending December 31, 1997. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1996 Annual Report on Form 10-KSB.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 9/30/97 compared to Three Months ended 9/30/96 Nine Months ended 9/30/97 compared to Nine Months ended 9/30/96

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         Management is funding the necessary expenses to maintain the Company in a current status until an acquisition can be identified.


Liquidity and Capital Resources

         At September 30, 1997, the Company had total assets of $0, total liabilities of $382,721 and total stockholders deficit of ($382,721) compared with total assets of $154, total liabilities of $336,121 and total stockholders deficit of $(335,967) at March 31,1996. There has been no significant change in account balances due to the shut down of operations during these periods. There were also no new borrowings. Management is funding all expenditures at the present time. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. On June 6, 1997 the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000 which would be used to secure additional borrowings. The Company has not received the $100,000, or the pledge of the asset certificate. This issuance of stock has not been reflected in the Company's accounting records because the consideration for the Company's shares has not been received. Per the terms of the agreement the 8,900,000 shares will be returned to the Company if the loan proceeds are not received. Management is presently looking for acquisition candidates, and can give no assurances as to if and when they may make an acquisition.

                                     PART II

         Item 1.  Legal Proceedings

                  None

         Item 2.  Changes in Securities

                  On September 24, 1997 the Company effected a 1 for 100 reverse split of the Class A common stock.

         Item 3.    Defaults Upon Senior Securities

                  None

         Item 4.    Submission of Matters to a Vote of Security Holders

                  None

         Item 5.    Other Information

                  On September 16, 1997 the Company entered into an agreement with Chain -O- Mines Holdings, Inc., (Chain), whereby the Company would exchange 90% of its Class A common stock for 100% of Chain's outstanding stock in a reverse merger. Chain would provide mining technology, and other mining related consideration. Additionally, a supplemental agreement was signed between the Company and Chain. Per the terms of the agreement Chain would provide $250,000 for working capital. The Company would exchange 100% of its Class B common voting stock upon receipt of the deed for mining properties or other valuable consideration. Through the date of this report Chain has provided no consideration and the companies have not exchanged shares per the agreement or the supplemental agreement. On June 11, 1998, the agreement was formally terminated.

         Item 6.    Exhibits and Reports on Form 8-K

         (a)   This Item is not applicable to the Company.
         (b) No Report on form 8-K was filed by the Company during the three month period ended September 30, 1997.

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


Dated: July 16, 1997