Form 10KSB
period 1997-12-31
EQUITY AU INC
filed 1998-07-22
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


         [x] Annual  report under  Section 13 or 15 (d) of the  Securities
             Exchange Act of 1934 (No fee  required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 1997

         [ ] Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________ .

                         Commission file number 33-20582

                                 Equity AU, Inc.
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                 75-2276137
 (State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

          P.O. Box 940037, Maitland, Florida          32794-0037
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

Yes [   ]      No [ x ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         The  issuer's revenues for the year ended December 31, 1997 were $0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 14, 1998 was $96,902.


         The number of shares outstanding of the issuer's common equity, as of July 14, 1998 was 3,344,760 shares.


         Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

                                     PART I
Item 1.   Business.

GENERAL

         Equity AU, Inc. ("Equity", or "the Company") is a Delaware corporation. Equity has been engaged in the exploration and mining of certain minerals in Polk County, near Mena, Arkansas. Equity's principal corporate offices are now located at the home of the president of the Company. The address is P.O. Box 940037, Maitland, FL 32794-0037, and its telephone number is (407) 647-3952. Equity ceased all mining activity in December 1996 and is presently looking for a company to merge with or acquire.

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

Item 2.           Properties.

         The Company's executive offices are located at P.O. Box 940037, Maitland, FL 32794-0037, the home of the Company's president.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

         On December 12, 1996 the Company held its annual meeting of shareholders. Mr. James Arch, Mr. Charles Jones and Mr. Bruce Beckman were elected directors of the Company by a vote of 76,187,483 shares for, 1,444,511 shares against, and 12,651,006 no vote shares. Additionally, the Company approved a one hundred to one (100:1) reverse split of its outstanding Class A Common Stock by a vote of 76,187,483 shares for, 1,444,511 shares against, and 12,651,006 no vote shares. The reverse split was effected on September 24, 1997. Mr. Jones resigned as president and director of the Company on August 4, 1997.

                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is currently traded in the over-the-counter market on the Electronic Bulletin Board under the symbol EQAU.

         The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995.

                  Calendar Quarters            High Bid              Low Bid

                  1996
                  1st Quarter                      .000                 .000
                  2nd Quarter                      .000                 .000
                  3rd Quarter                      .500                 .005
                  4th Quarter                      .500                 .005

                  1997
                  1st Quarter                     3.000                 .100
                  2nd Quarter                      .100                 .800
                  3rd Quarter                     1.380                 .300
                  4th Quarter                      .200                 .090

                  1998
                  1st Quarter                      .010                 .090
                  2nd Quarter                      .010                 .090

         The above quotes have been restated to give effect to a 1 for 100 reverse split.

         As of July 14, 1998, the Company had 3,324,615 shares of its common stock issued and outstanding, and there were 738 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

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

         On October 3, 1997 the Company repaid indebtedness to various note holders by issuing 257,500 shares of its common stock. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act.

         On  October 3, 1997 the  Company  issued  1,029,500  shares to the past
president  of  the  Company  for  wages  owed.   The  shares  were  exempt  from
registration pursuant to Sections 4(2) or 3(b) under the Securities Act.

         On June 8, 1998 the Company issued 1,123,984 shares to the Chairman of the Company for debt and related interest owed. The shares were exempt from registration pursuant to Sections 4(2) of 3(b) under the Securities Act.

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

RESULTS OF OPERATIONS

For the Year Ended  December  31, 1997  compared to the Year Ended  December 31,
1996.

         During the year ended December 31, 1997 the Company had no operations. General and administrative expenses included professional fees paid to keep the corporation current and dividends on preferred stock. Any changes in the profit and loss accounts are due to the terminated operations. The Company recorded a net loss of $63,553 in 1997, compared to $203,024 in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company the Company had no assets and total stockholders deficit of $(306,020) compared with total assets of $154 and total stockholders deficit of $(335,967) at December 31, 1996. The Company has been able to reduce some debt by issuing common stock. The Chairman has been paying the expenses of the Company until an acquisition or merger can be made. There is no assurance that the Chairman can or will, continue to fund the company and no assurance as to when or if the company will be able to find a merger or acquisition.

         At December 31,1996, the Company had total assets of $154 and total stockholders deficit of $(335,967) compared with total assets of $171,928 and total stockholders deficit of $(132,943) at December 31, 1995. The decrease in total assets of $171,774, 99% is due to the write off of the Company's property and equipment upon foreclosure by a note holder for which the property and equipment had been pledged. Total liabilities at December 31, 1996 increased $31,250, 10%, from $304,871 to $336,121. The increase is due primarily to the accrual for dividends payable of $114,766.

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

Document      .....................................................     Page

              Balance Sheet........................................     F-1

              Statement of Operations..............................     F-2

              Statement of Stockholder's Equity....................    F-3,4

              Statement of Cash Flows..............................     F-5


              Notes to Financial Statements........................  F-6 to 10

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Management deems the Company and "inactive entity" as that term is understand under Rule 3-11 of Regulation S-X. The Registrant will therefore file unaudited financial statements for reports required for fiscal years 1996 and 1997, for purposes of reports required under the Securities Exchange Act of 1934. The Company will not be retaining or engaging services and has dismissed the firm of J.S. Osborn, P.C., Certified Public Accountants, as independent accountants for the Company. Management has not determined when the Company will engage a new independent accountant. (Refer to the Company's Form 8-K filed with the Commission on March 22, 1997.)




                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                 December 31, 1997

                                          ASSETS
                                                                         December 31,          December 31,
                                                                             1997                  1996
CURRENT ASSETS                                                            (Unaudited)          (Unaudited)

  Cash                                                                  $            0        $          154
                                                                        --------------        --------------
        TOTAL ASSETS                                                    $            0        $          154
                                                                        ==============        ==============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $       45,003        $       54,003
  Accrued expenses                                                              40,725                34,975
  Dividends payable                                                            159,281               114,766
  Notes payable (Note 5)                                                        61,011                99,377
                                                                        --------------        --------------
     Total current liabilities                                                 306,020               336,121
                                                                        --------------        --------------
         TOTAL LIABILITIES                                                     306,020               336,121
                                                                        --------------        --------------
CONTINGENCIES AND COMMITMENTS: (Note 4)

STOCKHOLDERS' (DEFICIT) (Note 6):

  Preferred stock, Series A, $1.00 Par Value                                   148,000               148,000
  Preferred stock, Series B, $1.00 Par Value                                   272,200               288,200
  Preferred stock, Series C, $1.00 Par Value                                    10,200                10,200

  Common stock, Class A, $0.001 Par Value                                        2,201                91,123
  Common stock, Class B, $0.001 Par Value                                        1,000                 1,000

  Additional paid-in capital                                                11,726,372            11,527,950

  Accumulated deficit                                                      (12,465,993)          (12,402,440)
                                                                        --------------        --------------
     Total Stockholders' (Deficit)                                             306,020              (335,967)
                                                                        --------------        --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $          154        $          154
                                                                        ==============        ==============


   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

                             Statement of Operations


                                                            For the Year Ended
                                                               December 31,
                                                     1997                            1996
                                                 (Unaudited)                     (Unaudited)
INCOME:
  Revenue                                     $         -                  $              413
  Direct Costs                                          -                             (15,569)
                                              ----------------             ------------------
     Total Income                                       -                             (15,156)

GROSS PROFIT                                            -                             (15,156)
                                              ================             ==================
EXPENSES:
  General and Administrative                            55,790                        287,836
                                              ----------------             ------------------
     Total Expenses                                     55,790                        287,836

LOSS FROM OPERATIONS                                    55,790                       (302,992)
                                              ================             ==================
OTHER INCOME (EXPENSE):
  Gain on disposition of assets                                                       105,482
  Interest expense                                      (7,763)                        (5,514)
                                              ----------------             ------------------
     Total Other Income (Expense)                       (7,763)                       (99,968)

NET LOSS BEFORE INCOME TAXES                  $        (63,553)            $         (203,024)
                                              ================             ==================
Income taxes                                            -                              -

NET LOSS                                               (63,553)                      (203,024)
                                              ================             ==================
Net Loss Per Common Share                     $          (0.05)            $            (0.22)
                                              ================             ==================
Weighted average common shares outstanding           1,233,582                        911,232
                                              ================             ==================

   The accompanying notes are an integral part of these financial statements.

                                                   EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
               Period from December 31, 1994 to December 31, 1997

                                 Preferred Stock - A                Preferred Stock - B               Preferred Stock - C
                               Shares           Amount            Shares           Amount           Shares           Amount
Balance
  December 31, 1994            148,000    $     148,000           288,200    $     288,200           10,200    $     10,200
                               -------    -------------           -------    -------------           ------    ------------
Balance
  December 31, 1995            148,000    $     148,000           288,200    $     288,200           10,200    $     10,200
                               -------    -------------           -------    -------------           ------    ------------

Balance
  December 31, 1996            148,000    $     148,000           288,200    $     288,200           10,200    $     10,200
                               -------    -------------           -------    -------------           ------    ------------

Class B Conversion
  to Common                                                       (16,000)   $     (16,000)
                                                                  -------    -------------

Balance
  December 31, 1997            148,000    $     148,000           272,200    $     272,200           10,200    $     10,200
                               =======    =============           =======    =============           ======    ============



   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
               Period from December 31, 1994 to December 31, 1997

                                 Class A Common                   Class B Common              Paid in       Accumulated
                             Shares          Amount           Shares          Amount           Capital        Deficit
Balance,
  December 31, 1994           612,471    $        612          100,000    $      1,000       11,559,423    $   (11,954,266)

Issuance of common stock:
  for cash                    270,789             271                                           184,029
  for services                 25,000              25                                            26,225
  1993 dividend on
    Preferred Series A          1,619               2                                            17,715            (17,717)
  1994 dividend on
    Preferred Series A          1,353               1                                            14,799            (14,800)

Net loss                                                                                                          (212,633)

Balance
  December 31, 1995           911,232    $        911          100,000    $      1,000       11,618,162    $   (12,199,416)

Net loss                                                                                                          (203,024)

Balance
  December 31, 1996           911,232    $        911          100,000    $      1,000       11,618,162    $   (12,402,440)

Class B Conversion
  to Common                     2,399               3                                            15,997

Stock issued for
  Notes payable               257,500             258                                            51,242

Stock issued for
  wages payable             1,029,500           1,029                                            40,971

Net loss                                                                                                           (63,553)
                            ---------    ------------         --------   -------------       ----------    ---------------
Balance
  December 31, 1997         2,200,631    $      2,201         100,000    $       1,000       11,726,372    $   (12,465,993)
                            =========    ============         =======    =============       ==========    ===============


   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            For the Years Ended
                                                                               December 31,
                                                                    1997                            1996

CASH FLOWS FROM OPERATING ACTIVITIES:


  Net loss                                                 $         (63,553)              $         (203,024)
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Stock issued for accrued wages                                      42,000                           -
  Disposal of assets                                                  -                               (87,273)
  Assets exchanged for wages & fees                                   -                                39,540
  Dividends payable                                                   44,515                          114,766

Changes in operating assets and liabilities:
  (Increase) decrease in Prepaids                                     -                                18,966
  Increase (decrease) in Accounts Payable                            (42,000)                          38,212
  Increase (decrease) in accrued expenses                              5,750                          (22,082)
                                                           -----------------               ------------------

NET CASH (USED) BY OPERATING ACTIVITIES:                             (13,288                         (100,895)
                                                           -----------------               ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                        13,134                           99,377
  Principle payments on long term debt                                -                              (199,023)
  Sale of common stock                                                -                                -
                                                           -----------------               ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                            13,134                           99,377
                                                           -----------------               ------------------
NET DECREASE IN CASH:                                                   (154)                          (1,518)

CASH AT BEGINNING OF PERIOD:                                             154                            1,672
                                                           -----------------               ------------------
CASH AT END OF PERIOD:                                     $               0               $              154
                                                           =================               ==================
CASH PAID DURING THE YEAR FOR:


   Interest                                                $          -                    $            2,391
   Income taxes                                                       -                                -

NON-CASH FINANCING:

   Common stock issued for accrued wages                   $          42,000               $           -


   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1997

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

              e.  Revenue Recognition

              The Company recognizes revenue when sales of precious metals or other products are sold to qualified buyers. The Company currently has no operations.

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

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1997

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

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1997

NOTE - 4      CONTINGENCIES AND COMMITMENTS (Continued)

              Although all partnerships that the Company and its Subsidiaries served as General Partner have discontinued operations, no provision or accrual has been made to cover any future remedial action or formal dissolution since these costs, if any, cannot be determined at this time.

              In July 1996, the Securities and Exchange Commission filed a default judgement against the Company for noncompliance in filing the quarterly and annual reports on a timely basis. The Company has agreed to the action and is making every effort to comply with the order. During 1996 the Company filed its 1995 annual report and the first and second quarter reports for 1996 late. The 1996 and 1997 annual reports and the quarterly reports for 1997 through June of 1998, will also be filed late. The Company cannot estimate the action that will be taken by the Securities and Exchange Commission related to these late filings.

NOTE - 5      NOTES PAYABLE

              Notes payable of the Company are as follows:
                                                                          December 31,
                                                                      1997           1996

                Unsecured debt for advances from a related
                 party due upon demand                            $     55,011   $     41,877
                Unsecured promissory notes bearing interest
                 at 10%.  Interest payable annually in either
                 stock or cash, or both. The lenders may earn
                 bonus distributions based on the productivity
                 of mining operations.  Due on demand.                   6,000         57,500
                                                                  ------------   ------------
                   Total Current Notes Payable                    $     61,011   $     99,377
                                                                  ============   ============

NOTE - 6      CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 200,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend is $44,400 and $29,600 at December 31, 1997 and 1996,
              respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 148,000 shares issued and outstanding at December 31, 1997 and 1996.

              Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends were paid during 1996 or 1997.

              b.  Preferred Stock - Class B

              The Company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend is $111,715 and $83,020 at December 31, 1997 and 1996, respectively. These Preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each Preferred share. There were 272,200 and 288,200 shares issued and outstanding at December 31, 1997 and 1996.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1997

NOTE - 6      CAPITAL STOCK (Continued)

              c.  Preferred Stock - Class C

              The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend is $3,166 and $2,146 at December 31, 1997 and 1996, respectively. These Preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each Preferred share. There were 10,200 shares issued and outstanding at December 31, 1997 and 1996.

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

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1997

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

     The following table sets forth the name and office held by each director and officer of the Company, followed by a brief resume of each individual.

         NAME                  AGE       POSITION HELD
         James Arch            76        President, Chief Executive Officer,
                                         Secretary, Treasurer and Director
         Bruce R. Beckman      47        Director

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

         The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended December 31, 1997, 1996, and 1995, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                                             Summary Compensation Table

Name & Principal Position                     Year              Salary
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information, to the best knowledge of the Company, as of July 14, 1998, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock; (ii) each director and officer; and (iii) all current directors and executive officers as a group.

NAME AND ADDRESS OF                                            NUMBER OF                          PERCENT
BENEFICIAL OWNER                                             SHARES OWNED                         OF CLASS

CLASS B COMMON
Calistro  and Peters                                              100,000                        100.0%
James Arch, Manger
P.O. Box 940037
Maitland, FL 32794

All Officers and Directors as a Group                             100,000                        100.0%

CLASS A COMMON
Bruce R. Beckman                                                  201,000                           6.0%
16574 Glenwood
Stillwell, KS 66085

James Arch and affiliates                                       1,481,926                          44.3%
P.O. Box 940037
Maitland, FL 32794

All Officers and Directors as a Group (2 persons)               1,682,926                          50.6%

Cede & Co.
55 Water Street
New York, NY 10041                                                658,226                          19.7%

Charles F. Jones
9 Oak Circle
Lake Dallas, TX 75065-2924                                        252,190                          7.5%

Myles S. Rudolph
22426 Estallans
Mission Viejo, CA 92692                                           300,000                          9.0%

Roger Shaw
3415 Indian Hills Drive
Marietta, GA 30068                                                230,000                          6.9%

Item 12.  Certain Relationships and Related Transactions.

         In early 1996, a partnership controlled by Mr. Arch foreclosed on the Company's property and equipment that had been pledged for loans received from the partnership.

         During the years ended December 31, 1997 and 1996, Mr. Arch loaned the Company $13,134 and $41,877 respectively for operating capital at 10% interest.

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



Dated: July 16, 1998