Form 10QSB
period 1998-03-31
EQUITY AU INC
filed 1998-07-22
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

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


                  P.O. Box 940037 Maitland, Florida 32794-0037
          (Address of principal executive offices, including zip code)

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - March 31, 1998 and                               4
         December 31, 1997

         Statements of Operations and Accumulated Deficit -
         Three months ended March 31, 1998 and 1997                        5

         Statements of Stockholders Equity--December 31, 1995
         through March 31, 1998                                           6-7

         Statements of Cash Flows - Three months ended
         March 31, 1998 and 1997                                          8-9

         Notes to Financial Statements                                   10-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       15-17


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Securities Holders            18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

         SIGNATURES                                                       18

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month periods ended March 31, 1998 and 1997, include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.








                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                  March 31, 1998

                                                      ASSETS
                                                                              March 31,           December 31,
                                                                                1998                  1997
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $                0     $               0
                                                                        ------------------     -----------------
        TOTAL ASSETS                                                    $                0     $               0
                                                                        ==================     =================
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           45,003     $          45,003
  Accrued expenses                                                                  40,725                40,725
  Dividends payable                                                                170,041               159,281
  Notes payable                                                                     62,511                61,011
                                                                        ------------------     -----------------
     Total current liabilities                                                     318,280               306,020
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         318,280               306,020
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                       148,000               148,000
  Preferred stock, Series B, $1.00 Par Value                                       271,200               272,200
  Preferred stock, Series C, $1.00 Par Value                                        10,200                10,200

  Common stock, Class A, $0.001 Par Value                                            2,221                 2,201
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    11,732,352            11,726,372

  Accumulated deficit                                                          (12,483,253)          (12,465,993)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (318,280)             (306,020)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $                0     $               0
                                                                        ==================     =================


   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                          1998                      1997
                                                                      (Unaudited)               (Unaudited)
INCOME:
  Revenue                                                          $         -              $           -
                                                                   ----------------         -----------------
     Total Income                                                            -                          -

GROSS PROFIT                                                                 -                          -
                                                                   ================         ==================
EXPENSES:
  General and Administrative                                                 17,260                     11,228
                                                                   ----------------         ------------------
     Total Expenses                                                          17,260                     11,228
                                                                   ================         ==================
LOSS FROM OPERATIONS                                                        (17,260)                    11,228

OTHER INCOME (EXPENSE):
  Interest expense                                                           -                          (3,431)
                                                                   ----------------         ------------------
     Total Other Income (Expense)                                            -                          (3,431)

NET LOSS BEFORE INCOME TAXES                                       $        (17,260)        $          (14,659)
                                                                   ================         ==================
Income taxes                                                                 -                          -

NET LOSS                                                                    (17,260)                   (14,659)
                                                                   ================         ==================
Net Loss Per Common Share                                          $          (0.01)        $            (0.02)
                                                                   ================         ==================
Weighted average common shares outstanding                                2,220,776                    911,232
                                                                   ================         ==================


   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                Period from December 31, 1995 to March 31, 1998

PREFERRED STOCK

                                      Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                   Shares            Amount           Shares            Amount           Shares             Amount
Balance
  December 31, 1995                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1996                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------
Class B Conversion
  to Common                                                           (16,000)    $     (16,000)
                                                                      -------     -------------
Balance
  December 31, 1997                148,000     $     148,000          272,200     $     272,200           10,200     $      10,200
                                   -------     -------------                                              ------     -------------
Class B Conversion
  to Common                                                            (1,000)    $      (1,000)
                                                                      -------     -------------
Balance
  March 31, 1998                   148,000     $     148,000          271,200     $     271,200           10,200     $      10,200
                                   =======     =============          =======     =============           ======     =============


COMMON STOCK

                                      Class A Common                     Class B Common        Paid in      Accumulated
                                 Shares            Amount           Shares            Amount           Capital      Deficit
Balance
  December 31, 1995                911,232     $         911          100,000     $       1,000      $11,618,162   $  (12,199,416)
                                ----------     -------------          -------     -------------      -----------   --------------

Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996                911,232     $         911          100,000     $       1,000      $11,618,169   $  (12,402,440)
                                ----------     -------------          -------     -------------      -----------   --------------

Class B Conversion
  to Common                          2,399                 3                                              15,997

Stock issued for
  notes payable                    257,500               258                                              51,242

Stock issued for
  wages payable                  1,029,500             1,029                                              40,971

Net loss                                                                                                                  (63,533)
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
  December 31, 1997              2,200,631             2,201          100,000             1,000       11,726,372      (12,465,993)

Stock issued for
  services                          20,000                20                                               4,980

Class B Conversion
  to Common                            145                 -                                               1,000

Net loss                                                                                                                  (17,260)
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
  March 31, 1998                 2,220,776     $       2,221          100,000     $       1,000      $11,732,352   $  (12,483,253)
                                ==========     =============          =======     =============      ===========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS



                                                                                                   For the Three
                                                                                                 Months Ended March 31,
                                                                                            1998                       1997
CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                                              $        (17,260)        $        (14,659)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Dividends payable                                                                            11,160                   11,160
   Stock issue for services                                                                      5,000                    -

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                                        -                        1,418
                                                                                      ----------------         ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                        (1,500)                  (2,081)
CASH FLOWS FROM FINANCING ACTIVITIES:                                                 ----------------         ----------------

  Proceeds from long term debt                                                                   1,500                    2,000
                                                                                      ----------------         ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                                       1,500                    2,000
                                                                                      ----------------         ----------------
NET DECREASE IN CASH:                                                                                0                      (81)

CASH AT BEGINNING OF PERIOD:                                                                         0                      154
                                                                                      ----------------         ----------------
CASH AT END OF PERIOD:                                                                               0                       73
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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-KSB. The results of operations for the three months ending March 31, 1998, are not necessarily indicative of the operating results that may result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1997 Annual Report on Form 10-KSB.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 3/31/98 compared to Three Months ended 3/31/97

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses increased from $11,228 to $17,260, 54%.


Liquidity and Capital Resources

         At March 31, 1998, the Company had no assets, total liabilities of $318,280 and total stockholders deficit of ($318,280) compared with no assets, total liabilities of $306,020 and total stockholders deficit of $(306,020) at December 31,1997. There has been no significant change in account balances due to the shut down of operations during these periods. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. The Chairman of the Company has been providing loans to the Company primarily for professional services. The Company is looking for an operating company to merge with or acquire and can give no assurances as when this might happen.

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


Dated:    July 16, 1998