Form 10QSB
period 1998-06-30
EQUITY AU INC
filed 1998-07-22
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - June 30, 1998 and                               4
         December 31, 1997

         Statements of Operations and Accumulated Deficit Three
         months ended June 30, 1998 and 1997, and
         Six months ended June 30, 1998 and 1997                          5

         Statements of Stockholders Equity--December 31, 1995
         through June 30, 1998                                           6-7

         Statements of Cash Flows - Three months ended June 30, 1998
         and the six months ended June 30, 1998                          8-9

         Notes to Financial Statements                                  10-14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      15-17


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities                                            17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Securities Holders            18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

         SIGNATURES                                                       18

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month periods ended June 30, 1998 and 1997, and for the six month periods ended June 30, 1998 and June 30, 1997 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                   June 30, 1998

                                                      ASSETS
                                                                              June 30,            December 31,
                                                                               1998                   1997
                                                                               ----                   ----
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $                0     $               0
                                                                         ------------------    -----------------

        TOTAL ASSETS                                                    $                0     $               0
                                                                        ==================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           45,003     $          45,003
  Accrued expenses                                                                  34,875                40,725
  Dividends payable                                                                180,776               159,281
  Notes payable                                                                      6,000                61,011
                                                                        ------------------     -----------------
     Total current liabilities                                                     266,654               306,020
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         266,654               306,020
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                       148,000               148,000
  Preferred stock, Series B, $1.00 Par Value                                       271,200               272,200
  Preferred stock, Series C, $1.00 Par Value                                        10,200                10,200

  Common stock, Class A, $0.001 Par Value                                            3,345                 2,201
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    11,803,239            11,726,372

  Accumulated deficit                                                          (12,503,638)          (12,465,993)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (266,654)             (306,020)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $                0     $               0
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                    For the Three Months Ended             For the Six Months Ended
                                                            June 30,                                June 30,
                                                  1998                 1997                1998                1997
                                                                                       (Unaudited)
INCOME:
  Revenue                                $             -      $            -        $          -        $            -
                                         ------------------   -------------------   -----------------   -----------------
     Total Income                                      -                   -                   -                     -

GROSS PROFIT

EXPENSES:
  General and Administrative                         20,235                11,184              37,495              22,412
                                         ------------------   -------------------   -----------------   -----------------
     Total Expenses                                  20,235                11,184              37,495              22,412

LOSS FROM OPERATIONS                                (20,235)              (11,184)            (37,495)            (22,412)
                                         ==================   ===================   =================   =================
OTHER INCOME (EXPENSE):
  Interest expense                                     (150)               (1,434)               (150)             (4,865)
                                         ------------------   -------------------   -----------------   -----------------
     Total Other Income
       (Expense)                                       (150)               (1,434)               (150)             (4,865)

NET LOSS BEFORE INCOME
  TAXES                                  $          (20,385)  $           (11,618)  $         (37,645)  $         (27,277)
                                         ==================   ===================   =================   =================
Income taxes                                           -                     -                   -                   -

NET LOSS                                            (20,385)              (12,218)            (37,645)            (27,277)
                                         ==================   ====================  ==================  ==================
Net Loss Per Common Share                $            (0.01)  $             (0.01)  $           (0.01)  $           (0.03)
                                         ==================   ===================   =================   =================
Weighted average common
  shares outstanding                              3,344,760               991,830           3,344,760             911,232
                                         ==================   ===================   =================   =================

   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                 Period from December 31, 1995 to June 30, 1998

PREFERRED STOCK

                                      Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                   Shares            Amount           Shares            Amount           Shares             Amount
Balance
  December 31, 1995                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1996                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------
Class B Conversion
  to Common                                                           (16,000)    $     (16,000)
                                                                      -------     -------------
Balance
  December 31, 1997                148,000     $     148,000          272,200     $     272,200           10,200     $      10,200
                                   -------     -------------                                              ------     -------------
Class B Conversion
  to Common                                                            (1,000)    $      (1,000)
                                                                      -------     -------------
Balance
  June 30, 1998                    148,000     $     148,000          271,200     $     271,200           10,200     $      10,200
                                   =======     =============          =======     =============           ======     =============


COMMON STOCK

                                      Class A Common                     Class B Common        Paid in      Accumulated
                                 Shares            Amount           Shares            Amount           Capital      Deficit
Balance
  December 31, 1995                911,232     $         911          100,000     $       1,000      $11,618,162   $  (12,199,416)
                                ----------     -------------          -------     -------------      -----------   --------------

Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996                911,232     $         911          100,000     $       1,000      $11,618,169   $  (12,402,440)
                                ----------     -------------          -------     -------------      -----------   --------------

Class B Conversion
  to Common                          2,399                 3                                              15,997

Stock issued for
  notes payable                    257,500               258                                              51,242

Stock issued for
  wages payable                  1,029,500             1,029                                              40,971

Net loss                                                                                                                  (63,533)
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
  December 31, 1997              2,200,631             2,201          100,000             1,000       11,726,372      (12,465,993)

Stock issued for
  services                          20,000                20                                               4,980

Class B Conversion
  to Common                            145                 -                                               1,000

Stock issued for
  Debt                           1,123,984             1,124                                              70,887

Net loss                                                                                                                  (17,260)
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
  June 30, 1998                  3,344,760     $       3,345          100,000     $       1,000      $11,803,239   $  (12,503,638)
                                ==========     =============          =======     =============      ===========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                           For the Three        For the Six
                                                                            Months Ended        Months Ended
                                                                              June 30,            June 30,
                                                                               1998                 1998
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:


Net loss                                                                  $        (20,385)   $        (37,645)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Dividends payable                                                                10,735              21,495
   Accrued interest converted to stock                                               6,000               6,000
   Stock issued for services                                                                             5,000

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                           (5,850)             (5,850)
                                                                          ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                            (9,500)            (11,000)
                                                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                       9,500              11,000
                                                                          ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                           9,500              11,000
                                                                          ----------------    ----------------
NET DECREASE IN CASH:                                                                    0                   0

CASH AT BEGINNING OF PERIOD:                                                             0                   0
                                                                          ----------------    ----------------
CASH AT END OF PERIOD:                                                    $              0    $              0
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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-KSB. The results of operations for the three months and six ending June 30, 1998, are not necessarily indicative of the operating results that may result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1997 Annual Report on Form 10-KSB.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Results of Operations

         Three Months ended 6/30/98 compared to Three Months ended 6/30/97

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses increased from $11,184 to $20,235, 81%, due to an increase in professional fees.

         Six Months ended 6/30/97 compared to Six Months ended 6/30/96

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses increased from $22,412 to $37,495, 67%.

Liquidity and Capital Resources

         At June 30, 1998, the Company had no assets, total liabilities of $266,654 and total stockholders deficit of ($266,654) compared with no assets, total liabilities of $306,020 and total stockholders deficit of $(306,020) at March 31, 1997. There has been no significant change in account balances due to the shut down of operations during these periods. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. For the present time the Chairman of the Company is funding the cash requirements of the Company. There is no assurance as to how long the Chairman will fund the Company. The Company is now looking for an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

         On June 6, 1997 the Company issued 8,900,000 restricted shares to General Enterprises and Trading Company (Isle of Man) Ltd. for the promise to loan the Company $100,000 and to pledge to the Company a Capital Asset Certificate for $5,000,000 which would be used to secure additional borrowings. The Company has not received the $100,000, or the pledge of the asset certificate. This issuance of stock has not been reflected in the Company's accounting records because the consideration for the Company's shares has not been received. Per the terms of the agreement the 89,000 shares will be returned to the Company if the loan proceeds are not received.

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

                  None

         Item 5.    Other Information

                  None

         Item 6.    Exhibits and Reports on Form 8-K

         (a)   This Item is not applicable to the Company.
         (b) No Report on form 8-K was filed by the Company during the three month period ended June 30, 1998.

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