Form 10QSB
period 1998-09-30
EQUITY AU INC
filed 1999-11-03
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1998

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


                Class                         Outstanding as of October 28, 1999
Class A Common Stock, par value $.001                     3,344,760

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - September 30, 1998 and December 31, 1997        4

         Statements of Operations and Accumulated Deficit Three
         months ended September 30, 1998 and 1997, and
         Nine months ended September 30, 1998 and 1997                    5

         Statements of Stockholders Equity--December 31, 1995
         through September 30, 1998                                      6-7

         Statements of Cash Flows - Three months ended September 30,
         1998 and the nine months ended September 30, 1998               8

         Notes to Financial Statements                                   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults Upon Senior Securities                                11

Item 4.  Submission of Matters to a Vote of Securities Holders          11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

         SIGNATURES                                                     12

                                     PART I

Item 1.           Financial Statements

     The following, unaudited Financial Statements for the three month periods ended September 30, 1998 and 1997, and for the nine month periods ended September 30, 1998 and September 30, 1997 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                September 30, 1998

                                                      ASSETS
                                                                           September 30,           December 31,
                                                                               1998                   1997
                                                                               ----                   ----
CURRENT ASSETS                                                              (Unaudited)              Audited


  Cash                                                                  $                0     $               0
                                                                         ------------------    -----------------

        TOTAL ASSETS                                                    $                0     $               0
                                                                        ==================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $            1,019     $           1,019
  Accrued expenses                                                                  54,695                54,695
  Dividends payable                                                                 15,000                15,000
  Notes payable                                                                     64,467                64,467
                                                                        ------------------     -----------------
     Total current liabilities                                                     135,181               135,181
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         135,181               135,181
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                        50,000                50,000
  Preferred stock, Series B, $1.00 Par Value                                             0                     0
  Preferred stock, Series C, $1.00 Par Value                                             0                     0

  Common stock, Class A, $0.001 Par Value                                            2,413                 2,413
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    12,1882154            12,188,154

  Accumulated deficit                                                          (12,367,748)          (12,367,748)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (135,181)             (135,181)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $                0     $               0
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.


                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                    For the Three Months Ended             For the Nine Months Ended
                                                          September 30,                         September 30,
                                                  1998                 1997                1998                1997
                                                                     (Audited)          (Unaudited)          (Audited)
INCOME:

  Revenue                                $             -      $            -        $          -        $            -
                                         ------------------   -------------------   -----------------   -----------------
     Total Income                                      -                   -                   -                     -

GROSS PROFIT

EXPENSES:
  General and Administrative                              0               110,398                   0             110,398
                                         ------------------   -------------------   -----------------   -----------------
     Total Expenses                                       0               110,398                   0             110,398

LOSS FROM OPERATIONS                                      0              (110,398)                  0            (110,398)
                                         ==================   ===================   =================   =================
OTHER INCOME (EXPENSE):
  Interest expense                                        0               (5,106)                   0             (5,106)
                                         ------------------   -------------------   -----------------   -----------------
     Total Other Income
       (Expense)                                          0               (5,106)                   0             (5,106)

NET LOSS BEFORE INCOME
  TAXES                                  $                0  $          (115,504)  $                0  $        (115,504)
                                         ==================   ===================   =================   =================
Income taxes                                           -                     -                   -                   -

NET LOSS                                                  0              (115,504)                  0           (115,504)
                                         ==================   ====================  ==================  ==================
Net Loss Per Common Share                $            (0.00)  $             (0.09)  $           (0.00)  $           (0.09)
                                         ==================   ===================   =================   =================
Weighted average common
  shares outstanding                              3,344,760             1,296,194           3,344,760           1,296,194
                                         ==================   ===================   =================   =================

   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                 Period from December 31, 1995 to September 30, 1998

PREFERRED STOCK

                                      Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                   Shares            Amount           Shares            Amount           Shares             Amount
Balance
  December 31, 1995                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------

Balance
  December 31, 1996                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------
Balance
  December 31, 1997                 50,000     $      50,000          272,200     $     272,200                -     $           -
                                   -------     -------------                                              ------     -------------
Conversion to Class
A common stock                                                         (5,000)    $     (5,000)
                                                                      -------     -------------
                                                                      (16,000)    $    (16,000)

Canceled shares                    (98,000)         (98,000)         (272,200)        (272,200)          (10,200)         (10,200)
                                                                      -------     -------------           ------           ------
Balance
September 30, 1998                  50,000     $      50,000                -     $           -                -     $           -
                                   =======     =============          =======     =============           ======     =============

   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
         Period from December 31, 1995 to September 30, 1998 (Continued)


COMMON STOCK

                                      Class A Common                     Class B Common               Paid in         Accumulated
                                 Shares            Amount           Shares            Amount           Capital          Deficit
Balance
  December 31, 1995                911,232     $         911          100,000     $       1,000      $11,618,162   $  (12,199,416)
                                ----------     -------------          -------     -------------      -----------   --------------

Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996                911,232     $         911          100,000     $       1,000      $11,618,169   $  (12,402,440)
                                ----------     -------------          -------     -------------      -----------   --------------
Stock issued in Exchange
for preferred B stock at
$6.25 per Share                        800                 1                -                 -            4,999                -

Fractional shares issued               315                 -                -                 -                1                -

Stock issued for
notes payable                      257,500               258                -                 -           51,242                -

Stock issued for
wages payable at                 1,029,500             1,030                -                 -          100,970                -
$0.10 per share

Stock issued for
Services at $0.06
Per share                           20,000                20                -                 -            1,180                -

Stock issued in exchange
For preferred B stock
At $6.88 per share                   1,599                 2                -                 -           10,998                -

Contributed Capital on
Cancellation of shares              (8,402)               (9)               -                 -          388,802                -

Net loss                                 -                 -                -                 -                -         (115,504)
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
December 31, 1997                2,412,544             2,413          100,000             1,000       12,188,154      (12,376,748)

Net loss                                 -                 -                -                 -                -                -
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
September 30, 1998               2,412,544     $       2,413          100,000     $       1,000      $12,188,154   $  (12,376,748)
                                ==========     =============          =======     =============      ===========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                           For the Three        For the Nine
                                                                            Months Ended        Months Ended
                                                                            September 30,       September 30,
                                                                               1998                 1998
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $              0   $               0
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Dividends payable                                                                     0                   0
   Accrued interest converted to stock                                                   0                   0
   Stock issued for services                                                                                 0

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                                0                   0
                                                                          ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                 0                   0
                                                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                           0                   0
                                                                          ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                               0                   0
                                                                          ----------------    ----------------
NET DECREASE IN CASH:                                                                    0                   0

CASH AT BEGINNING OF PERIOD:                                                             0                   0
                                                                          ----------------    ----------------
CASH AT END OF PERIOD:                                                    $              0    $              0
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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-KSB. The results of operations for the three months and nine ending September 30, 1998, are not necessarily indicative of the operating results that may result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1997 Annual Report on Form 10-KSB.

Note 2 - EXPLANATION FOR DIFFERENCES OF FINANCIAL INFORMATION FROM PREVIOUS 2 QUARTER FILINGS

              The financial figures on the Balance Sheet, Income Statement, Statement of Stockholder's Equity and Statement of Cash Flows reflect an official audit conducted for the year of 1997. The audit was performed by Jones, Jensen & Company of Salt Lake City, Utah.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Three Months ended 9/30/98 compared to Three Months ended 9/30/97

         During each of these periods the mining operations were shut down, there were no revenues during either period. There weren't any General and administrative expenses.

Nine Months ended 9/30/97 compared to Nine Months ended 9/30/96

         During each of these periods the mining operations were shut down, there were no revenues during either period.

         General and administrative expenses decreased to $0 as the company shutdown operations.

Liquidity and Capital Resources

         At September 30, 1998, the Company had no assets, total liabilities of $135,181 and total stockholders deficit of ($135,181) compared with no assets, total liabilities of $306,020 and total stockholders deficit of $(306,020) at March 31, 1997. There has been no significant change in account balances due to the shut down of operations during these periods. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. For the present time the Chairman of the Company is funding the cash requirements of the Company. There is no assurance as to how long the Chairman will fund the Company. The Company is now looking for an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended September 30, 1998.

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

Dated:     November 2, 1999