Form 10QSB
period 1999-03-31
EQUITY AU INC
filed 1999-11-03
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended March 31, 1999

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - March 31, 1999 and December 31, 1998           4

         Statements of Operations and Accumulated Deficit Three
         months ended March 31, 1999 and and year ended December
         31, 1998                                                        5

         Statements of Stockholders Equity--December 31, 1996
         through March 31, 1999                                          6-7

         Statements of Cash Flows - Three months ended March 31, 1999
         and the year ended December 31, 1998                            8

         Notes to Financial Statements                                   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults Upon Senior Securities                                11

Item 4.  Submission of Matters to a Vote of Securities Holders          11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

         SIGNATURES                                                     12

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month period ended March 31, 1999 and year ended December 31, 1998 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                                                 EQUITY AU, INC.

                                                 BALANCE SHEET
                                                 March 31, 1999

                                                      ASSETS
                                                                             March 31,            December 31,
                                                                               1999                   1998
                                                                               ----                   ----
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $           8,292    $           4,955
                                                                       ------------------    -----------------
  Notes receivable                                                                 48,500               25,000

        TOTAL ASSETS                                                    $          56,792    $          29,955
                                                                        ==================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $            1,019     $           1,019
  Accrued expenses                                                                  54,695                54,695
  Dividends payable                                                                 15,000                15,000
  Notes payable                                                                    203,467               125,467
                                                                        ------------------     -----------------
     Total current liabilities                                                     273,162               195,162
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         274,181               196,181
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                        50,000                50,000
  Preferred stock, Series B, $1.00 Par Value                                             0                     0
  Preferred stock, Series C, $1.00 Par Value                                             0                     0

  Common stock, Class A, $0.001 Par Value                                            2,413                 2,413
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    12,188,154            12,188,154
  Retained Earnings                                                                (31,045)                    0
  Accumulated deficit                                                          (12,367,748)          (12,367,748)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (217,389)             (166,226)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $           56,792     $          29,955
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.


                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                                                 For the Three      For the Year
                                                                                  Months Ended          Ended
                                                                                    March 31,         December 31,
                                                                                      1999                1998
                                                                                  (Unaudited)         (Unaudited)
INCOME:
  Revenue                                                                      $          -        $            -
                                                                               -----------------   -----------------
     Total Income                                                                         -                     -

GROSS PROFIT

EXPENSES:
  General and Administrative                                                              51,163              31,045
                                                                               -----------------   -----------------
     Total Expenses                                                                       51,163              31,045

LOSS FROM OPERATIONS                                                                     (51,163)            (31,045)
                                                                               =================   =================
OTHER INCOME (EXPENSE):
  Interest expense                                                                            -                   -

     Total Other Income
       (Expense)                                                                              -                   -

NET LOSS BEFORE INCOME
  TAXES                                                                                  (51,163)            (31,045)
                                                                               =================   =================
Income taxes                                                                                   -                   -

NET LOSS                                                                                 (51,163)            (31,045)
                                                                               =================   =================
Net Loss Per Common Share                                                      $           (0.02)  $           (0.02)
                                                                               =================   =================
Weighted average common
  shares outstanding                                                                   1,296,194           1,296,194
                                                                               =================   =================

   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                 Period from December 31, 1995 to March 31, 1999

PREFERRED STOCK

                                      Preferred Stock - A                Preferred Stock - B                Preferred Stock - C
                                   Shares            Amount           Shares            Amount           Shares             Amount
Balance
  December 31, 1997                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------
Balance
  December 31, 1998                 50,000     $      50,000          272,200     $     272,200                -     $           -
                                   -------     -------------                                              ------     -------------
Conversion to Class
A common stock                                                         (5,000)    $     (5,000)
                                                                      -------     -------------
                                                                      (16,000)    $    (16,000)

Canceled shares                    (98,000)         (98,000)         (272,200)        (272,200)          (10,200)         (10,200)
                                                                      -------     -------------           ------           ------
Balance
March 31, 1999                      50,000     $      50,000                -     $           -                -     $           -
                                   =======     =============          =======     =============           ======     =============

   The accompanying notes are an integral part of these financial statements.



                                 EQUITY AU, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
           Period from December 31, 1995 to March 31, 1999 (Continued)

COMMON STOCK

                                      Class A Common                     Class B Common               Paid in        Accumulated
                                 Shares            Amount           Shares            Amount           Capital         Deficit
Balance
  December 31, 1995                911,232     $         911          100,000     $       1,000      $11,618,162   $  (12,199,416)
                                ----------     -------------          -------     -------------      -----------   --------------
Net loss                                                                                                                 (203,024)

Balance
  December 31, 1996                911,232     $         911          100,000     $       1,000      $11,618,169   $  (12,402,440)
                                ----------     -------------          -------     -------------      -----------   --------------
Stock issued in Exchange
for preferred B stock at
$6.25 per Share                        800                 1                -                 -            4,999                -

Fractional shares issued               315                 -                -                 -                1                -

Stock issued for
notes payable                      257,500               258                -                 -           51,242                -

Stock issued for
wages payable at
$0.10 per share                  1,029,500             1,030                -                 -          100,970                -

Stock issued for
Services at $0.06
Per share                           20,000                20                -                 -            1,180                -

Stock issued in exchange
For preferred B stock
At $6.88 per share                   1,599                 2                -                 -           10,998                -

Contributed Capital on
Cancellation of shares              (8,402)               (9)               -                 -          388,802                -

Net loss                                 -                 -                -                 -                -         (115,504)
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
December 31, 1997                2,412,544             2,413          100,000             1,000       12,188,154      (12,376,748)

Net loss                                 -                 -                -                 -                -                -
                                ----------     -------------          -------     -------------      -----------   --------------
Balance
December 31, 1998                2,412,544     $       2,413          100,000     $       1,000      $12,188,154   $  (12,376,748)
March 31, 1999                   2,412,544     $       2,413          100,000     $       1,000      $12,188,154   $  (12,376,748)
                                ==========     =============          =======     =============      ===========   ==============

   The accompanying notes are an integral part of these financial statements.


                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                               For the Three        For the Year
                                                                                Months Ended           Ended
                                                                                March 31,           December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $        (51,163)   $        (31,045)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Dividends payable                                                                15,000              15,000
   Accrued interest converted to stock                                                   0                   0
   Stock issued for services                                                                                 0

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                                0                   0
                                                                          ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                            42,871              26,045
                                                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                           0                   0
                                                                          ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                               0                   0
                                                                          ----------------    ----------------
NET DECREASE IN CASH:                                                              (42,871)            (26,045)

CASH AT BEGINNING OF PERIOD:                                                         4,955              31,000
                                                                          ----------------    ----------------
CASH AT END OF PERIOD:                                                    $          8,292    $          4,955
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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 audited Annual Report and 1998's Annual Report on Form 10-KSB. The results of operations for the three months ending March 31, 1999, are not necessarily indicative of the operating results that are a result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1998 Annual Report on Form 10-KSB.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Three Months ended 3/31/99 compared to Year ended 12/31/98

         During each of these periods the mining operations were shut down, there were no revenues during either period. General and administrative expenses consisted of office rental and salary expenses.


Liquidity and Capital Resources

         At March 31, 1999, the Company had $55,792 in assets, total liabilities of $274,181 and total stockholders deficit of ($217,389) compared with no assets, total liabilities of $135,181 and total stockholders deficit of $(135,181) at December 31, 1998. The changes in account balances were from a loan of $31,000 in 1998 from Kentrust Corp. for general expenses. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. For the present time the Chairman of the Company is funding the cash requirements of the Company. There is no assurance as to how long the Chairman will fund the Company. The Company is nowlooking for an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended March 31, 1999.

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