Form 10KSB
period 1998-12-31
EQUITY AU INC
filed 1999-11-04
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


         [x] Annual  report under  Section 13 or 15 (d) of the  Securities
             Exchange Act of 1934 (No fee  required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 1998

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

Yes [   ]      No [ x ]




         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         The  issuer's revenues for the year ended December 31, 1998 were $0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 28, 1999 was $292,667.


         The number of shares outstanding of the issuer's common equity, as of November 02, 1998 was 3,344,760 shares.


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

HISTORY AND CURRENT ACTIVITY

         In February of 1995, the Chairman of the Company, James Arch ("Mr. Arch") reached an agreement with a shareholder and investor, Stephen Guarino, to invest significant equity capital into the Company. Mr. Arch thereafter granted full management and financial control to Mr. Guarino. The then current President, Kingman L. Hitz resigned, and all operations were moved to Mena, Arkansas. Director Gail W. Holderman resigned shortly thereafter. Mr. Guarino was appointed with the official title of President in May of 1995, and was also appointed as a Director, along with William Hanlon and Roger Tichenor. Kingman Hitz had not received notice of any meetings, and subsequently resigned as a director in July of 1995. In early 1996, a partnership controlled by Mr. Arch foreclosed on the Company's property and equipment which had been pledged for loans received from the partnership.

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

         The following table represents the range of high and low bid quotations for the calendar quarters indicated since the first quarter of 1995.

                  Calendar Quarters            High Bid              Low Bid

                  1996
                  1st Quarter                      .000                 .000
                  2nd Quarter                      .000                 .000
                  3rd Quarter                      .500                 .005
                  4th Quarter                      .500                 .005

                  1997
                  1st Quarter                     3.000                 .100
                  2nd Quarter                      .100                 .800
                  3rd Quarter                     1.380                 .300
                  4th Quarter                      .200                 .090

                  1998
                  1st Quarter                      .010                 .090
                  2nd Quarter                      .010                 .090
                  3rd Quarter                      .080                 .070
                  4th Quarter                      .080                 .040

         The above quotes have been restated to give effect to a 1 for 100 reverse split.

         As of October 28, 1998, the Company had 3,324,615 shares of its common stock issued and outstanding, and there were 738 shareholders of record, which figures do not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

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

RESULTS OF OPERATIONS

For the Year Ended  December  31, 1998  compared to the Year Ended  December 31,
1997.

         During the year ended December 31, 1998 the Company had no operations. General and administrative expenses were $31,045 for the year of 1998. Expenses include the rental of office space and consulting fees to keep the corporation current and dividends on preferred stock. Any changes in the profit and loss accounts are due to the terminated operations. The Company recorded a net loss of $31,045 in 1998, compared to $115,504 in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had $29,955 in assets and total stockholders deficit of $(166,226) compared with total assets of $0 and total stockholders deficit of $(135,181) at December 31, 1997. The Company borrowed $31,000 from Kentrust Corporation for general operating expenses. In 1997, the Company was able to reduce some debt by issuing common stock. The Chairman has been paying the expenses of the Company until an acquisition or merger can be made. There is no assurance that the Chairman can or will, continue to fund the company and no assurance as to when or if the company will be able to find a merger or acquisition.

         At December 31, 1997, the Company had total assets of $0 and total stockholders deficit of $(135,181) compared with total assets of $154 and total stockholders deficit of $(335,967) at December 31, 1996. The decrease in total assets of $171,774, between 1995 and 1996 is due to the write off of the Company's property and equipment upon foreclosure by a note holder for which the property and equipment had been pledged. Total liabilities at December 31, 1996 increased $31,250, 10%, from $304,871 to $336,121. The increase is due primarily to the accrual for dividends payable of $114,766.

Item 7.   Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the pages listed below, as part of Item 7 of this report. The December 31, 1995 and December 31, 1997 balances were audited while the December 31, 1996 and 1998 balances have not been audited as management has deemed the Company inactive, as that term is defined in Rule 3-11 of Regulation S-X.

              Document ............................................     Page

              Balance Sheet........................................     F-1

              Statement of Operations..............................     F-2

              Statement of Stockholder's Equity....................    F-3,4

              Statement of Cash Flows..............................     F-5

              Notes to Financial Statements........................   F-6 to 8

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

                                                  EQUITY AU, INC.

                                                   BALANCE SHEET
                                                 December 31, 1998

                                          ASSETS
                                                                         December 31,          December 31,
                                                                             1998                  1997
CURRENT ASSETS                                                            (Unaudited)            (Audited)
  Cash                                                                  $        4,955        $            0
                                                                        --------------        --------------
        TOTAL ASSETS                                                    $       29,955        $            0
                                                                        ==============        ==============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $        1,019        $        1,019
  Accrued expenses                                                              54,695                54,695
  Dividends payable                                                             15,000                15,000
  Notes payable (Note 5)                                                       125,467                64,467
                                                                        --------------        --------------
     Total current liabilities                                                 195,162               134,162
                                                                        --------------        --------------
         TOTAL LIABILITIES                                                     196,181               135,181
                                                                        --------------        --------------
CONTINGENCIES AND COMMITMENTS: (Note 4)

STOCKHOLDERS' (DEFICIT) (Note 6):

  Preferred stock, Series A, $1.00 Par Value                                    50,000                50,000
  Preferred stock, Series B, $1.00 Par Value                                         0                     0
  Preferred stock, Series C, $1.00 Par Value                                         0                     0

  Common stock, Class A, $0.001 Par Value                                        2,413                 2,413
  Common stock, Class B, $0.001 Par Value                                        1,000                 1,000

  Additional paid-in capital                                                12,188,154            12,188,154

  Accumulated deficit                                                      (12,376,748)          (12,376,748)
                                                                        --------------        --------------
     Total Stockholders' (Deficit)                                            (166,226)             (135,181)
                                                                        --------------        --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       29,955        $            0
                                                                        ==============        ==============

   The accompanying notes are an integral part of these financial statements.


                                 EQUITY AU, INC.

                             Statement of Operations


                                                            For the Year Ended
                                                               December 31,
                                                     1998                            1997
                                                 (Unaudited)                     (Audited)
INCOME:
  Revenue                                     $         -                  $                -
  Direct Costs                                          -                                   -
                                              ----------------             ------------------
     Total Income                                       -                                   -

GROSS PROFIT                                            -                                   -
                                              ================             ==================
EXPENSES:
  General and Administrative                            31,045                        110,398
                                              ----------------             ------------------
     Total Expenses                                     31,045                        110,398

LOSS FROM OPERATIONS                                   (31,045)                      (110,398)
                                              ================             ==================
OTHER INCOME (EXPENSE):

  Interest expense                                      -                              (5,106)
                                              ----------------             ------------------
     Total Other Income (Expense)                       -                              (5,106)

NET LOSS BEFORE INCOME TAXES                  $        (31,045)            $         (115,504)
                                              ================             ==================
Income taxes                                            -                              -

NET LOSS                                               (31,045)                      (115,504)
                                              ================             ==================
Net Loss Per Common Share                     $          (0.02)            $            (0.07)
                                              ================             ==================
Weighted average common shares outstanding           1,296,194                      1,296,194
                                              ================             ==================

   The accompanying notes are an integral part of these financial statements.


                                                   EQUITY AU, INC.

                           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                              Period from December 31, 1996 to March 31, 1999

                                 Preferred Stock - A                Preferred Stock - B               Preferred Stock - C
                               Shares           Amount            Shares           Amount           Shares           Amount

December 31, 1996             148,000          $148,000          288,200         $288,200           10,200          $10,200
                              -------          --------          -------         --------           ------          -------
Balance
  December 31, 1997            50,000          $ 50,000          272,200         $272,200                -          $     -
                              -------          --------          -------         --------           ------          -------

Conversion to Class
  A common stock                                                  (5,000)        $ (5,000)
                                                                 -------         --------
                                                                 (16,000)        $(16,000)

Canceled shares               (98,000)          (98,000)        (272,200)        (272,200)         (10,200)         (10,200)
                              -------          --------          -------         --------           ------          -------

Balance
 December 31, 1998             50,000          $ 50,000                -         $      -                -         $      -

March 31, 1999                 50,000          $ 50,000                -         $      -                -         $      -
                              =======          ========          =======         ========           ======         ========


   The accompanying notes are an integral part of these financial statements.

                                                   EQUITY AU, INC.

                           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                              Period from December 31, 1996 to March 31, 1999


                                     Class A Common                       Class B Common               Paid in       Accumulated
                                  Shares          Amount              Shares          Amount           Capital         Deficit
December 31, 1996                 911,232      $        911          100,000     $       1,000      $11,618,169   $  (12,402,440)
                               ----------      ------------          -------     -------------      -----------   --------------
Stock issued in Exchange
 for preferred B stock at
 $6.25 per Share                      800                 1                -                 -            4,999                -

Fractional shares issued              315                 -                -                 -                1                -

Stock issued for
 notes payable                    257,500               258                -                 -           51,242                -

Stock issued for
 wages payable at
 $0.10 per share                1,029,500             1,030                -                 -          100,970                -

Stock issued for
 Services at $0.06
 Per share                         20,000                20                -                 -            1,180                -

Stock issued in exchange
 For preferred B stock
 At $6.88 per share                1,599                  2                -                 -           10,998                -

Contributed Capital on
 Cancellation of shares           (8,402)                (9)               -                 -          388,802                -

Net loss                               -                  -                -                 -                -         (115,504)
                               ----------      ------------          -------     -------------      -----------   --------------
Balance
 December 31, 1997              2,412,544             2,413          100,000             1,000       12,188,154      (12,376,748)

Net loss                                -                 -                -                 -                -                -
                               ----------      ------------          -------     -------------      -----------   --------------
Balance
 December 31, 1998              2,412,544      $      2,413          100,000     $       1,000      $12,188,154   $  (12,376,748)


March 31, 1999                  2,412,544      $      2,413          100,000     $       1,000      $12,188,154   $  (12,376,748)
                               ==========      ============          =======     =============      ===========   ==============

   The accompanying notes are an integral part of these financial statements.

                                                EQUITY AU, INC.

                                            STATEMENT OF CASH FLOWS

                                                                              For the Year Ended
                                                                                   December 31,
                                                                    1998                              1997
                                                                  (Unaudited)                       (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $         (31,045)              $        $(115,504)
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Stock issued for accrued wages                                      -                               115,201
  Disposal of assets                                                  -                                  -
  Assets exchanged for wages & fees                                   -                                  -
  Dividends payable                                                   15,000                             -

Changes in operating assets and liabilities:
  (Increase) decrease in Prepaids                                     -                                  -
  Increase (decrease) in Accounts Payable                             -                               (30,102)
  Increase (decrease) in accrued expenses                             25,893                            5,107
                                                           -----------------               ------------------

NET CASH (USED) BY OPERATING ACTIVITIES:                              26,045                           25,298
                                                           -----------------               ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                        -                                16,590
  Principle payments on long term debt                                -                                  -
  Sale of common stock                                                -                                 8,394
                                                           -----------------               ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                            -                                24,984
                                                           -----------------               ------------------
NET DECREASE IN CASH:                                                (26,045)                            (314)

CASH AT BEGINNING OF PERIOD:                                          31,000                              314
                                                           -----------------               ------------------
CASH AT END OF PERIOD:                                     $           4,955               $                0
                                                           =================               ==================
CASH PAID DURING THE YEAR FOR:


   Interest                                                $          -                    $            2,302
   Income taxes                                                       -                                  -

NON-CASH FINANCING:

   Common stock issued for accrued wages                   $          -                    $          115,201

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1998

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

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1998

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

              i.  Income Taxes

              The Company is subject to the greater of federal income taxes computed under the regular system of the alternative minimum tax system. The Company adopted Statement of Financial Accounting Standards No. 109,, "Accounting for Income Taxes." The Statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

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

                                 EQUITY AU, INC.
                        Notes to the Financial Statements
                                December 31, 1998

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

NOTE - 5      NOTES PAYABLE

              Notes payable of the Company are as follows:

                                                                          December 31,
                                                                        1998           1997
                Unsecured debt for advances from a related
                 party due upon demand                            $     31,000   $     58,467
                Unsecured promissory notes bearing interest
                 at 10%.  Interest payable annually in either
                 stock or cash, or both. The lenders may earn
                 bonus distributions based on the productivity
                 of mining operations.  Due on demand.                       -          6,000

                Less related party notes                                     -        (58,467)
                                                                                 ------------
                  Total notes payable                                   31,000          6,000

                Less current portion                                         -         (6,000)
                                                                                  -----------
                   Total Current Notes Payable                    $     31,000   $          -
                                                                  ============   ============

NOTE - 6      CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 200,000 shares of non-voting preferred shares, at a par value of $1.

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