Form 10QSB
period 1999-09-30
EQUITY AU INC
filed 1999-11-15
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1999

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


                Class                       Outstanding as of November 05, 1999
Class A Common Stock, par value $.001                     3,344,760

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Heading                                                                   Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - September 30, 1999 and December 31, 1998          4


         Statements of Operations and Accumulated Deficit Three
         months ended September 30, 1999 and Nine months ended September
         30, 1999                                                           5

         Statements of Stockholders Equity--December 31, 1995
         through September 30, 1999                                       6-7

         Statements of Cash Flows - Three months ended September 30,
         1999 and nine months ended September 30, 1998                     8

         Notes to Financial Statements                                     9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Securities Holders            11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

         SIGNATURES                                                       12

                                     PART I

Item 1.           Financial Statements

         The following, unaudited Financial Statements for the three month period ended September 30, 1999 and nine months ended September 30, 1999 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals.






                      (THIS SPACE INTENTIONALLY LEFT BLANK)


                                                 EQUITY AU, INC.

                                                   BALANCE SHEET
                                                 September 30, 1999

                                                      ASSETS
                                                                             September 30,         December 31,
                                                                               1999                   1998
                                                                               ----                   ----
CURRENT ASSETS                                                              (Unaudited)            (Unaudited)

  Cash                                                                  $              235    $            4,955
                                                                        ------------------    ------------------
  Notes receivable                                                                  51,500                25,000

        TOTAL ASSETS                                                    $           51,735    $           29,955
                                                                        ==================    ==================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $            1,019     $           1,019
  Accrued expenses                                                                  54,695                54,695
  Dividends payable                                                                 15,000                15,000
  Notes payable                                                                    229,967               125,467
                                                                        ------------------     -----------------
     Total current liabilities                                                     299,662               195,162
                                                                        ------------------     -----------------
         TOTAL LIABILITIES                                                         300,681               196,181
                                                                        ------------------     -----------------
STOCKHOLDERS' (DEFICIT)

  Preferred stock, Series A, $1.00 Par Value                                        50,000                50,000
  Preferred stock, Series B, $1.00 Par Value                                             0                     0
  Preferred stock, Series C, $1.00 Par Value                                             0                     0

  Common stock, Class A, $0.001 Par Value                                            2,413                 2,413
  Common stock, Class B, $0.001 Par Value                                            1,000                 1,000

  Additional paid-in capital                                                    12,188,154            12,188,154
  Retained Earnings                                                                (31,045)                    0
  Accumulated deficit                                                          (12,367,748)          (12,367,748)
                                                                        ------------------     -----------------
     Total Stockholders' (Deficit)                                                (248,947)             (166,226)
                                                                        ------------------     -----------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                      $           51,735     $          29,955
                                                                        ==================     =================

   The accompanying notes are an integral part of these financial statements.


                                                  EQUITY AU, INC.

                                              Statement of Operations


                                                                              Three Months Ended    Nine Months Ended
                                                                                 September 30,         September 30,
                                                                                      1999                1999
                                                                                  (Unaudited)          (Unaudited)
INCOME:
  Revenue                                                                      $          -        $          -
                                                                               -----------------   -----------------
     Total Income                                                                         -                     -

GROSS PROFIT

EXPENSES:
  General and Administrative                                                              8,279              82,721
                                                                               -----------------   -----------------
     Total Expenses                                                                       8,279              82,721

LOSS FROM OPERATIONS                                                                     (8,279)            (82,721)
                                                                               =================   =================
OTHER INCOME (EXPENSE):
  Interest expense                                                                        -                   -

     Total Other Income
       (Expense)                                                                          -                   -


NET LOSS BEFORE INCOME
  TAXES                                                                                  (8,279)            (82,721)
                                                                               =================   =================
Income taxes                                                                              -                   -

NET LOSS                                                                                 (8,279)            (82,721)
                                                                               ==================  ==================
Net Loss Per Common Share                                                      $          (0.02)   $          (0.02)
                                                                               =================   =================
Weighted average common
  shares outstanding                                                                  1,296,194           1,296,194
                                                                               =================   =================

   The accompanying notes are an integral part of these financial statements.

                                           EQUITY AU, INC.

                      STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                           Period from December 31, 1995 to September 30, 1999

PREFERRED STOCK
                                       Preferred Stock - A               Preferred Stock - B                 Preferred Stock - C
                                    Shares         Amount             Shares          Amount              Shares        Amount
Balance
  December 31, 1997                148,000     $     148,000          288,200     $     288,200           10,200     $      10,200
                                   -------     -------------          -------     -------------           ------     -------------
Balance
  December 31, 1998                 50,000     $      50,000          272,200     $     272,200                -     $           -
                                   -------     -------------                                              ------     -------------
Conversion to Class
  A common stock                                                       (5,000)    $     (5,000)
                                                                      -------     -------------
                                                                      (16,000)    $    (16,000)

Canceled shares                    (98,000)          (98,000)        (272,200)         (272,200)         (10,200)          (10,200)
                                   -------     -------------          -------     -------------           ------     -------------
Balance
June 30, 1999                       50,000     $      50,000                -     $           -                -     $           -
                                   =======     =============          =======     =============           ======     =============

   The accompanying notes are an integral part of these financial statements.

                                           EQUITY AU, INC.

                      STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                    Period from December 31, 1995 to September 30, 1999 (Continued)


COMMON STOCK
                                       Class A Common                      Class B Common              Paid in       Accumulated
                                   Shares          Amount              Shares         Amount           Capital         Deficit
Balance
  December 31, 1995                911,232     $         911          100,000     $       1,000      $11,618,162   $   (12,199,416)
                                ----------     -------------          -------     -------------      -----------   ---------------
Net loss                                                                                                                  (203,024)

Balance
  December 31, 1996                911,232     $         911          100,000     $       1,000      $11,618,169   $   (12,402,440)
                                ----------     -------------          -------     -------------      -----------   ---------------
Stock issued in Exchange
  for preferred B stock at
  $6.25 per Share                      800                 1                -                 -            4,999                 -

Fractional shares issued               315                 -                -                 -                1                 -

Stock issued for
  notes payable                    257,500               258                -                 -           51,242                 -

Stock issued for
  wages payable at
  $0.10 per share                1,029,500             1,030                -                 -          100,970                 -

Stock issued for
 Services at $0.06
 Per share                          20,000                20                -                 -            1,180                 -

Stock issued in exchange
 For preferred B stock
 At $6.88 per share                  1,599                 2                -                 -           10,998                 -

Contributed Capital on
 Cancellation of shares             (8,402)               (9)               -                 -          388,802                 -

Net loss                                 -                 -                -                 -                -          (115,504)
                                ----------     -------------          -------     -------------      -----------   ---------------
Balance
  December 31, 1997              2,412,544             2,413          100,000             1,000       12,188,154       (12,376,748)

Net loss                                 -                 -                -                 -                -                 -
                                ----------     -------------          -------     -------------      -----------   ---------------
Balance
  December 31, 1998              2,412,544     $       2,413          100,000     $       1,000      $12,188,154   $   (12,376,748)

Stock issued to
  Chairman at $.10 Per
  Share                          6,000,000             6,000                -                 -                -                 -

September 30, 1999               8,412,544     $       8,413          100,000     $       1,000      $12,188,154   $   (12,376,748)
                                ==========     =============          =======     =============      ===========   ===============

   The accompanying notes are an integral part of these financial statements.


                                                  EQUITY AU, INC.

                                              STATEMENT OF CASH FLOWS
                                                   (Unaudited)


                                                                               For the Three        For the Nine
                                                                                Months Ended        Months ended
                                                                                September 30,        September 30,
                                                                                   1999                 1999
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $         (8,279)   $        (82,721)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Dividends payable                                                                15,000              15,000
   Accrued interest converted to stock                                                   0                   0
   Stock issued for services                                                                                 0

Changes in operating assets and liabilities:
  Increase (decrease) in accrued expenses                                                0                   0
                                                                          ----------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                             8,000              73,647
                                                                          ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long term debt                                                           0                   0
                                                                          ----------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:                                               0                   0
                                                                          ----------------    ----------------
NET DECREASE IN CASH:                                                               (8,000)            (73,647)

CASH AT BEGINNING OF PERIOD:                                                           513               4,955
                                                                          ----------------    ----------------
CASH AT END OF PERIOD:                                                    $            235     $           235
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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 audited Annual Report and 1998's Annual Report on Form 10-KSB. The results of operations for the three months ending September 30, 1999, are not necessarily indicative of the operating results that are a result for the year ending December 31, 1998. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 1998 Annual Report on Form 10-KSB.

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

         Three Months ended 09/30/99 compared to Nine Months ended 09/30/99

         General  and  administrative   expenses  consisted  of  office  rental,
consulting fees, and equipment maintenance.

Item 3. Management's Discussion & Analysis of Stockholders Equity (Deficit)

         The Chairman, James Arch was issued 6,000,000 shares of restricted Class A common stock in consideration of all prior loans and interest owed.


Liquidity and Capital Resources

         At September 30, 1999, the Company had $51,735 in assets, total liabilities of $300,681 and total stockholders deficit of ($248,946) compared with no assets, total liabilities of $135,181 and total stockholders deficit of ($135,181) at December 31, 1998. The changes in cash account balances were from a loan of $31,000 in 1998 from Kentrust Corp. for general expenses. Management is uncertain of when mining operations will continue and can give no assurances that operations will continue during the current fiscal year. For the present time the Chairman of the Company is funding the cash requirements of the Company. There is no assurance as to how long the Chairman will fund the Company. The Company is now looking for an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.

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

Dated:     November 12, 1999