Form 10-K/A
period 1998-12-31
EQUITY AU INC
filed 2000-02-02
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

Yes [   ]      No [ x ]


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Note 1:  Amended 10K/A

         This amended 10K/A reflects the audited financial statements of Equity AU, Inc. for the year ended December 31, 1998 performed by Jones, Jensen, and Company of Salt Lake City, Utah.

         The issuer's revenues for the year ended December 31, 1998 were $0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 28, 1999 was $292,667.

         The number of shares outstanding of the issuer's common equity, as of December 31, 1998 was 9,972,350 shares.

         Transitional  Small Business  Disclosure Format (check one): Yes [ ] No
         [x]



                                     PART I

Item 1.   Business.

GENERAL

          Reference is hereby made to item 1 of the previously filed 10K.


HISTORY AND CURRENT ACTIVITY

         Reference is hereby made to item 1 of the previously filed 10K.



Item 2.   Properties.

          Reference is hereby made to item 2 of the previously filed 10K.

Item 3.   Legal Proceedings.

          Reference is hereby made to item 3 of the previously filed 10K.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Reference is hereby made to item 4 of the previously filed 10K.

                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

          Reference is hereby made to item 5 of the previously filed 10K

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

         General and administrative expenses were $146,688 for the year of 1998. Expenses include the rental of office space and consulting fees to keep the corporation current and dividends on preferred stock. Any changes in the profit and loss accounts are due to the terminated operations. The Company recorded a net loss of $146,688 in 1998, compared to $115,504 in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had $4820 in assets and total stockholders deficit of $(142,408) compared with total assets of $0 and total stockholders deficit of $(135,181) at December 31, 1997. The Company borrowed $31,000 from Kentrust Corporation for general operating expenses. In 1997, the Company was able to reduce some debt by issuing common stock. The Chairman has been paying the expenses of the Company until an acquisition or merger can be made. There is no assurance that the Chairman can or will, continue to fund the company and no assurance as to when or if the company will be able to find a merger or acquisition.

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

Item 7.   Financial Statements and Supplementary Data.

         The following financial statements and documents are filed herewith on the pages listed below, as part of Item 7 of this report. The December 31, 1997 and December 31, 1998 balances were audited while the December 31, 1996 balances have not been audited as management has deemed the Company inactive, as that term is defined in Rule 3-11 of Regulation S-X.

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

              Statement of Stockholder's Equity....................    F-3,4

              Statement of Cash Flows..............................     F-5

              Notes to Financial Statements........................  F-6 to 10


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Management deems the Company an "inactive entity" as that term is understand under Rule 3-11 of Regulation S-X. The Registrant has therefore filed unaudited financial statements for reports required for fiscal years 1996 and 1997, for purposes of reports required under the Securities Exchange Act of 1934. The Company did not retain or engage the services and has dismissed the firm of J.S. Osborn, P.C., Certified Public Accountants, as independent accountants for the Company. Management has secured the services of Jones, Jensen and Company of Salt Lake City, Utah to perform the audits for year end December 31, 1997 and December 31, 1998. (Refer to the Company's Form 8-K filed with the Commission on March 22, 1997.)

                                 C O N T E N T S

Independent Auditors' Report............................................. F-2

Balance Sheet............................................................ F-3

Statements of Operations................................................. F-4

Statements of Stockholders' Equity (Deficit)............................. F-5

Statements of Cash Flows................................................. F-9

Notes to the Financial Statements....................................... F-11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Equity AU, Inc.
(A Development Stage Company)
Maitland, Florida

We have audited the accompanying balance sheet of Equity AU, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997 and from inception of the development stage on January 1, 1994 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity AU, Inc. (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and from inception of the development stage on January 1, 1994 through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is a development stage company with recurring losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah

January 19, 1999


                                 EQUITY AU, INC.

                          (A Development Stage Company)

                                  Balance Sheet

                                     ASSETS

                                                                                                    December 31,
                                                                                                            1998
                                                                                               -----------------
CURRENT ASSETS
   Cash                                                                                        $           4,820

     Total Current Assets                                                                                  4,820
                                                                                               -----------------

     TOTAL ASSETS                                                                              $           4,820
                                                                                               =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                            $           1,398
   Accrued expenses (Note 2)                                                                              58,830
   Dividends payable (Note 4)                                                                             20,000
   Notes payable (Note 3)                                                                                  6,000
   Notes payable - related party (Note 3)                                                                 61,000
                                                                                               -----------------

     Total Current Liabilities                                                                           147,228
                                                                                               -----------------

     Total Liabilities                                                                                   147,228
                                                                                               -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                                      50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, -0- shares issued and outstanding                                                         -
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                                         -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 9,972,350 shares issued and outstanding                                                    9,972
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                                      1,000
   Additional paid-in capital                                                                         12,324,191
   Accumulated deficit                                                                               (12,527,571)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                               (142,408)
                                                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $           4,820
                                                                                               =================

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

                            Statements of Operations

                                                                                                  From
                                                                                            Inception of the
                                                                                               Development
                                                                                                  Stage
                                                                                               on January 1,
                                                                                                   1994
                                                               For the Years Ended                Through
                                                                    December 31,                December 31,
                                                              1998               1997               1998
                                                          ---------------    ---------------    ----------------
REVENUES                                                  $        -         $        -         $         -
                                                          ---------------    ---------------    ----------------
EXPENSES

   General and administrative                                     146,688            110,398             257,086
                                                          ---------------    ---------------    ----------------

   Total Expenses                                                 146,688            110,398             257,086
                                                          ---------------    ---------------    ----------------

LOSS FROM OPERATIONS                                             (146,688)          (110,398)           (257,086)
                                                          ---------------    ---------------    ----------------

OTHER INCOME (EXPENSE)

   Interest expense                                                (4,135)            (5,106)             (9,241)
                                                          ---------------    ---------------    ----------------

     Total Other Income (Expense)                                  (4,135)            (5,106)             (9,241)
                                                          ---------------    ---------------    ----------------

LOSS BEFORE DISCONTINUED OPERATIONS                              (150,823)          (115,504)           (266,327)

LOSS ON DISCONTINUED OPERATIONS                                    -                  -               (3,870,504)
                                                          ---------------    ---------------    ----------------

NET LOSS                                                  $      (150,823)   $      (115,504)   $     (4,136,831)
                                                          ===============    ===============    ================

BASIC LOSS PER SHARE                                      $         (0.02)   $         (0.09)
                                                          ===============    ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                      7,407,442          1,296,194
                                                          ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1998


                                       Preferred Stock - A           Preferred Stock - B          Preferred Stock - C
                                 ----------------------------   ----------------------------   ---------------------------
                                     Shares          Amount         Shares          Amount        Shares          Amount
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance, January 1, 1994              148,000    $    148,000         78,500    $     78,500        -        $      -

Preferred stock issued for
 cash at $1.00 per share               -               -             203,500         203,500         6,000           6,000

Preferred stock issued for
 services at $1.00 per share           -               -               6,200           6,200         4,200           4,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1994                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1995                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1996                    148,000         148,000        288,200         288,200        10,200          10,200

Shares converted to
 Class A common stock                  -               -              (5,000)         (5,000)       -               -

Shares converted to
 Class A common stock                  -               -             (11,000)        (11,000)       -               -

Canceled shares                       (98,000)        (98,000)      (272,200)       (272,200)      (10,200)        (10,200)
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1997                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance,
 December 31, 1998                     50,000    $     50,000         -         $     -             -        $      -
                                 ============    ============   ============    ============   ===========   =============

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1998

                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------    Paid-in       Accumulated
                                    Shares           Amount        Shares          Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 January 1, 1994                      571,254    $        570        100,000    $      1,000  $  11,216,634  $  (8,390,740)

Common stock issued for
 services at $0.10 per share           35,000              35         -               -              95,071         -

Common stock issued for
 services at $0.10 per share            4,598               5         -               -              45,974         -

Common stock issued for
 dividends at $0.11 per share           1,619               2         -               -              17,715         -

Net loss for the year ended
 December 31, 1994                     -               -              -               -              -          (3,563,526)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance,
 December 31, 1994                    612,471             612        100,000           1,000     11,375,394    (11,954,266)

Common stock issued for
 cash at $0.01 per share              270,789             271         -               -             184,029         -

Common stock issued for
 services at $1.05 per
 share                                 25,000              25         -               -              26,225         -

Common stock issued for
 dividends at $10.94 per
 share                                  1,619               2         -               -              17,715        (17,717)

Common stock issued for
 dividends at $10.93 per
 share                                  1,353               1         -               -              14,799        (14,800)

Net loss for the year ended
 December 31, 1995                     -               -              -               -              -            (212,633)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance,
 December 31, 1995                    911,232             911        100,000           1,000     11,618,162    (12,199,416)

Net loss for the year ended
 December 31, 1996                     -               -              -               -              -             (61,828)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1996                    911,232    $        911        100,000    $      1,000  $  11,618,162  $ (12,261,244)
                                 ------------    ------------   ------------    ------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1998

                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------    Paid-in       Accumulated
                                    Shares           Amount        Shares          Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1996                    911,232    $        911        100,000    $      1,000  $  11,618,162  $ (12,261,244)

Stock issued in exchange
 for preferred B stock at
 $6.25 per share                          800               1         -               -               4,999         -

Fractional shares issued                  315          -              -               -                   1         -

Stock issued for services
 at $0.06 per share                   200,000             200         -               -              11,800         -

Stock issued for debt
 at $0.20 per share                   257,500             258         -               -              51,242         -

Stock issued for services
 at $0.10 per share                 1,029,500           1,030         -               -             100,970         -

Stock issued for services
 at $0.06 per share                    20,000              20         -               -               1,180         -

Stock issued in exchange
 for preferred B stock
 at $6.88 per share                     1,599               2         -               -              10,998         -

Contributed capital on
 cancellation of shares                (8,402)             (9)        -               -             388,802         -

Net loss for the year ended
 December 31, 1997                     -               -              -               -              -            (115,504)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                  2,412,544    $      2,413        100,000    $      1,000  $  12,188,154  $ (12,376,748)
                                 ------------    ------------   ------------    ------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

            Statements of Stockholders' Equity (Deficit) (Continued)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1998

                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------    Paid-in       Accumulated
                                    Shares           Amount        Shares          Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                  2,412,544    $      2,413        100,000    $      1,000  $  12,188,154  $ (12,376,748)

Reversal of cancellation of
 common A shares                      214,000             214         -               -                (214)        -

Shares issued at $0.063 per
 share to repay note payable           86,841              86         -               -               5,384         -

Shares issued to officer at
 $0.063 per shares for consulting
 services rendered                      6,836               7         -               -                 424         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                  1,123,984           1,124         -               -              70,030         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                    128,145             128         -               -               7,955         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered       6,000,000           6,000         -               -              52,458         -

Net loss for the year ended
 December 31, 1998                     -               -              -               -              -            (150,823)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, December 31, 1998          9,972,350    $      9,972       100,000     $      1,000  $  12,324,191  $  12,527,571
                                 ============    ============   ===========     ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                           From
                                                                                                      Inception of the
                                                                                                         Development
                                                                                                           Stage
                                                                                                        on January 1,
                                                                                                           1994
                                                                    For the Years Ended                   Through
                                                                          December 31,                   December 31,
                                                                 1998                  1997                 1998
                                                            -----------------     ---------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $        (150,823  )  $      (115,504)   $       (4,136,831)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Common stock issued for services                                  79,668             115,201               284,815
     Preferred stock issued for services                               -                   -                     10,400
     Depreciation and amortization                                     -                   -                     70,532
     Bad debt expense                                                  -                   -                    129,240
     Discontinued operations                                           -                   -                  2,820,586
     Dividend expense                                                  -                   -                     29,801
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                                   -                   -                     20,921
     Increase (decrease) in accounts payable                              379             (30,102)              (21,397)
     Increase (decrease) in accrued expenses                            9,126               5,107                40,723
                                                            -----------------     ---------------    ------------------
       Net Cash Used by Operating Activities                          (61,650 )           (25,298)             (751,210)
                                                            -----------------     ---------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                               -                   -                     (3,201)
   Sale of land                                                        -                   -                     64,000
                                                            -----------------     ---------------    ------------------
       Net Cash Provided by Investing Activities                       -                   -                     60,799
                                                            -----------------     ---------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                -                    8,394               287,800
   Sale of preferred stock                                             -                   -                    209,500
   Proceeds from long-term debt                                        66,470              16,590               187,937
   Principle payments on long-term debt                                -                   -                     (5,500)
                                                            -----------------     ---------------    ------------------
       Net Cash Provided by Financing Activities                       66,470              24,984               679,737
                                                            -----------------     ---------------    ------------------
NET INCREASE (DECREASE) IN CASH                                         4,820                (314)              (10,674)

CASH AT BEGINNING OF PERIOD                                            -                      314                15,494
                                                            -----------------     ---------------    ------------------
CASH AT END OF PERIOD                                       $           4,820     $        -         $            4,820
                                                            =================     ===============    ==================

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.

                          (A Development Stage Company)

                      Statements of Cash Flows (Continued)

                                                                                                           From
                                                                                                      Inception of the
                                                                                                         Development
                                                                                                           Stage
                                                                                                        on January 1,
                                                                                                           1994
                                                                    For the Years Ended                   Through
                                                                          December 31,                   December 31,
                                                                 1998                  1997                 1998
                                                            -----------------     ---------------    ------------------
Cash paid during the year for:
   Interest                                                 $           -         $         2,302     $           8,509
   Income taxes                                             $           -         $        -          $          -

NON-CASH FINANCING:
   Common stock issued for services                         $           79,668    $       115,201     $         284,815
   Preferred stock issued for services                      $           -         $        -          $          10,400
   Common stock issued for dividends                        $           -         $        -          $          50,234
   Paid-in capital through cancellation of
    preferred stock                                         $           -         $       380,400     $         380,400
   Paid-in capital through cancellation of
    common stock                                            $           -         $         8,394     $           8,394
   Common stock issued for debt                             $           63,928    $        51,500     $         115,428

   The accompanying notes are an integral part of these financial statements.

                                 EQUITY AU, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. History

         The Company was organized on March 4, 1988 as a Delaware corporation under the name Sherry Lynn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.

         On December 6, 1988, the Company changed its name to Equity Gold, Inc. The number of shares of common stock authorized to be issued changed from 50,000,000 to 150,000,000 with a par value of $0.001 per share of common stock.

         On December 14, 1989, the Company merged with Gold Equity, Inc., a Delaware corporation. The surviving corporation was Equity Gold, Inc.

         On February 7, 1989, the Company changed its name to Equity AU, Inc.

         On April 14, 1989, the Company changed the number of authorized shares of common stock to 99,900,000.

         On November 7, 1991, the Company authorized 2,000,000 shares of preferred stock with a par value of $1.00 each.

         On February 19, 1992, the Company authorized 99,900,000 shares of Class A common shares with a par value of $0.001 per share. The Company authorized 100,000 shares of Class B common shares with a par value of $0.01 per share.

         The Company engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, acquire mineral claims, rights, facilities and equipment and to explore for precious metals. In 1994, the Company was notified by general partners of the partnerships that they were terminated and dissolved.

         The Company has had no significant operations since August 1993 and entered the development stage on January 1, 1994. During September 1996, the Company resumed operations and again suspended operations in December 1996. The Company can make no assumptions as to if and when operations will resume again.

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

         c. Use of Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                 EQUITY AU, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Basic Loss Per Share

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Preferred stock and stock warrants prior to conversion are not included in the basic calculation because their inclusion would be antidilutive, thereby reducing the net loss per common share.

         e. Income Taxes

         The Company is subject to the greater of federal income taxes computed under the regular system of the alternative minimum tax system. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." The statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

         f. Cash and Cash Equivalents

         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

NOTE 2 - CONTINGENCIES AND COMMITMENTS

         The Company owed $58,830 and $54,695 as of December 31, 1998 and 1997, respectively, in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

         On December 31, 1997, the Company canceled 8,402 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued to. Management canceled these shares which resulted in contributed capital of $8,394.

         On December 31, 1997, the Company canceled 98,000 shares of Class A preferred stock, 272,200 shares of Class B preferred stock, and 10,200 shares of Class C preferred stock. No record of owners of these shares could be determined. The results of the cancellation of these shares was contributed capital of $380,400. All dividends associated with the canceled shares were also canceled. The Company may be liable to the owners of these shares, should the owners of these shares be identified.

         At December 31,  1998,  a creditor  has made a claim for  approximately
         $20,000. Management contends the amount is not owed due to non-performance by the Lessor. the amount has been due since February 1994.

                                 EQUITY AU, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

NOTE 2 - CONTINGENCIES AND COMMITMENTS (Continued)

         At December 31,  1998,  a creditor  has made a claim for  approximately
         $19,000. Management contends the amount is not owed due to non-performance by the creditor. The amount has been due since June 1996.

NOTE 3 - NOTES PAYABLE

         Notes payable of the Company are as follows:
                                                                                               December 31,
                                                                                                       1998
                                                                                          -----------------
         Unsecured note payable to a related party,
          due December 14, 1999, bearing 10% interest.                                    $          61,000

         Unsecured promissory notes bearing interest
          at 10%.  Interest payable annually in either stock
          or cash, or both.  The lenders may earn bonus
          distributions based on the productivity of mining
          operations.  Due on demand.                                                                 6,000

         Less related party notes                                                                   (61,000)
                                                                                          -----------------
         Total notes payable                                                                          6,000

         Less current portion                                                                        (6,000)
                                                                                          -----------------
         Total Long-Term Debt                                                             $          -
                                                                                          =================
         Scheduled maturities of notes payable are as follows:
                 1999                                                                     $          67,000
                 2000                                                                                -
                 2001                                                                                -
                 2002                                                                                -
                 2003                                                                                -
                 Thereafter                                                                          -
                                                                                          -----------------
                                                                                          $          67,000
                                                                                          =================

NOTE 4 - CAPITAL STOCK

         a. Preferred Stock - Series A

         The Company is authorized to issue 200,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $20,000 and $15,000 at December 31, 1998 and 1997, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at December 31, 1998 and 1997.

                                 EQUITY AU, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

NOTE 4 - CAPITAL STOCK (Continued)

         Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends were paid during 1998, 1997 and 1996.

         b. Preferred Stock - Class B

         The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $-0- and $83,020 at December 31, 1998 and 1997, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. There were no shares issued and outstanding at December 31, 1998. Management canceled all outstanding shares and related dividends payable in 1997.

         c. Preferred Stock - Class C

         The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at December 31, 1998 and 1997. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at December 31, 1998. Management canceled all outstanding shares and related dividends payable in 1997.

         d. Preferred Stock

         The Company is authorized to issue 1,400,000 shares of its non-voting preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding at December 31, 1998.

         e. Common Stock - Class A

         The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 9,972,350 shares outstanding as of December 31, 1998.

         In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At December 31, 1998, 145,000 remained outstanding.

         In September 1997, the Company authorized a reverse stock split of 100-for-1. Shares outstanding have retroactively been restated.

         The Company issued 161,944 and 135,284 shares as dividends in 1995 for 1993 and 1994 dividends accrued.

         In May 1995, the Company issued in error 9,617,000 shares to a related party that were returned to the Company and canceled during 1996. There was no consideration exchanged in the issuance or cancellation of these shares.

                                 EQUITY AU, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

NOTE 4 - CAPITAL STOCK (Continued)

         f. Common Stock - Class B

         The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of December 31, 1998. All Class B shares of common stock are held by a director at December 31, 1998.

NOTE 5 - RELATED PARTY TRANSACTIONS

         Arkansas American Mining and Exploration, Inc. (AAME) was owned and controlled by the founders of the Company. In 1988, AAME exchanged mining claims, milling facility and a core drilling rig, for the Company's common stock.

         In 1994, a related party loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note, plus interest, was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company.

         During 1995, the Company paid $25,000 for services rendered by related parties and issued 2,500,000 shares of Class A common stock for additional services valued at $26,225.

         During 1997, the Company issued 1,029,500 shares of common A stock to a former President of the Company for services valued at $102,000. An agreement has been made with this former officer for continued consulting services.

         On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is a director of the Company. The note carries a 10% interest rate, and is due in full on December 23, 1999.

NOTE 6 - GOING CONCERN

         The Company has no capital resources available to meet current obligations and develop its properties and bring into production a profitable mining operation. The adverse effect on the Company's results of operation due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented, or developed plans to implement, a number of actions to address these conditions including: maintaining the most attractive mining properties; selling the precious gems; obtaining additional financing; and, investigating various joint venture opportunities.

                                 EQUITY AU, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1998

NOTE 6 - GOING CONCERN (Continued)

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

Dated:     January 27, 2000