Form 10-K
period 1999-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2000-06-30
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

     [x] Annual report under Section 13 or 15 (d) of the Securities Exchange
           Act of 1934 (No fee required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 1999

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Note 1:  Form 10K

         This form 10K reflects the audited financial statements of Equity AU, Inc. for the year ended December 31, 1999 performed by HJ & Associates, L.L.C. (formerly Jones, Jensen, and Company) of Salt Lake City, Utah.

         The issuer's revenues for the year ended December 31, 1999 were $0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 28, 1999 was $292,667.

         The number of shares outstanding of the issuer's common equity, as of December 31, 1999 was 9,972,350 shares.

         Transitional  Small Business  Disclosure Format (check one):
                                 Yes [ ] No [x]

                                     PART I

Item 1.   Business.

GENERAL

          Reference is hereby made to item 1 of the previously filed 10K/A.


HISTORY AND CURRENT ACTIVITY

          Reference is hereby made to item 1 of the previously filed 10K/A.


Item 2.   Properties.

          Reference is hereby made to item 2 of the previously filed 10K/A.

Item 3.   Legal Proceedings.

          Reference is hereby made to item 3 of the previously filed 10K/A.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Reference is hereby made to item 4 of the previously filed 10K/A.

                                     PART II

Item 5.   Market for Common Equity & Related Stockholder Matters.

          Reference is hereby made to item 5 of the previously filed 10K/A.


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

RESULTS OF OPERATIONS

For the Year Ended  December  31,1999  compared to the Year Ended  December  31,
1998.

         During the year ended December 31, 1999 the Company had no operations.

         General and administrative expenses were $157,286 for the year of 1999. Expenses include the rental of office space and consulting fees to keep the corporation current and dividends on preferred stock. Any changes in the profit and loss accounts are due to the terminated operations. The Company recorded a net loss of $157,286 in 1999, compared to $146,688 in 1998.

For the Year Ended December 31, 1998 compared to the Years Ended December 31, 1997 and December 31, 1996.

         During the year ended December 31, 1996 the Company briefly resumed mining operations which had been terminated in 1994. Operations yielded $413 of gold sales to the Dallas Gold Exchange. The cost of contract labor to produce the gold was $15,569, resulting in a gross profit of ($15,156). During 1995 there were no mining operations.

         General and administrative expenses increased $96,770, 51%, to $287,836 during fiscal 1996 from $191,066 during fiscal 1995. These expenses primarily include professional fees, salary to the Company's president and accrued dividend expense. In 1997, General and administrative expenses were $55,790,due to the decrease in activity in attracting a merger or development candidate. In 1998, these expenses increased to $146,688.

         The Company had other income of $99,968 during fiscal 1996 compared with other expense of ($19,048) during fiscal 1995. The difference is due primarily to the gain recognized when notes payable were called due and the pledged assets were foreclosed on. The assets had previously been written down to salvage value during prior years. The Company had no other income in 1997 or 1998.

         The Company experienced a net loss of $203,024 in fiscal 1996 compared with a net loss of $212,633 in fiscal 1995. The net loss in 1997 was $63,553 and the net loss in 1998 was $150,823.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had $1,011 in assets and total stockholders deficit of $(321,335) compared with total assets of $4,820 and total stockholders deficit of $(142,408)at December 31, 1998. The Company borrowed $61,000 from Kentrust, Inc., whose CEO is a director of the Company, in 1998,for general operating expenses. In 1999, an additional $104,500 was borrowed from Kentrust,Inc. During 1999 the entire sum of $165,500 became due and began accruing interest. The Company also incurred a late payment penalty of $16,550. Kentrust, Inc. has been paying the expenses of the Company until an acquisition or merger is effected. There is no assurance that Kentrust, Inc. can or will, continue to fund the company company and no assurance as to when or if the company will be able to find a merger or acquisition company.

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

         The December 31, 1999 audited Financial Statements, and the March 31, 2000 Financial Statements. The balance sheet of the Company and the related statement of operations for 1998 were audited and filed from inception of the development stage to December 31, 1998.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There are no disagreements with the independent accountants, nor have there been any changes in accounting firms. Management has continued to use services of Jones,Jensen and Company, now HJ & Associates, Salt Lake City,Utah to perform the audits for year end December 31, 1999, and the First Quarter for the year 2000.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 1999

                                 C O N T E N T S

Independent Auditors' Report............................................ F-3

Balance Sheets.......................................................... F-4

Statements of Operations................................................ F-5

Statements of Stockholders' Equity (Deficit)............................ F-6

Statements of Cash Flows............................................... F-10

Notes to the Financial Statements...................................... F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Equity Technologies & Resources, Inc.
(formerly Equity AU, Inc.)
(A Development Stage Company)
Maitland, Florida

We have audited the accompanying balance sheets of Equity Technologies & Resources, Inc. (formerly Equity AU, Inc.) (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and from inception of the development stage on January 1, 1994 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Technologies & Resources, Inc. (formerly Equity AU, Inc.) (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and from inception of the development stage on January 1, 1994 through December 31, 1999 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah

May 30, 2000

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                                           December 31,
                                                                              1999
                                                                        -----------------
CURRENT ASSETS
   Cash                                                                 $           1,011
                                                                        -----------------

     Total Current Assets                                                           1,011
                                                                        -----------------

     TOTAL ASSETS                                                       $           1,011
                                                                        =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                     $          19,424
   Accrued expenses (Note 2)                                                       80,422
   Dividends payable (Note 4)                                                      25,000
   Notes payable (Note 3)                                                          32,000
   Notes payable - related party (Note 3)                                         165,500
                                                                        -----------------

     Total Current Liabilities                                                    322,346
                                                                        -----------------

     Total Liabilities                                                            322,346
                                                                        -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                               50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, -0- shares issued and outstanding                                  -
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                  -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 9,972,350 shares issued and outstanding                             9,972
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                               1,000
   Additional paid-in capital                                                  12,324,191
   Accumulated deficit                                                        (12,706,498)
                                                                        -----------------

     Total Stockholders' Equity (Deficit)                                        (321,335)
                                                                        -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $           1,011
                                                                        =================

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                     From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                                                                   on January 1,
                                                                                               For the Years Ended
                                                                      December 31,                 1994 Through
                                                        --------------------------------------     December 31,
                                                                1999                1998                2000
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           -       $           -       $           -
                                                        ------------------  ------------------  ------------------

EXPENSES

   General and administrative                                      157,286             146,688             414,372
                                                        ------------------  ------------------  ------------------

   Total Expenses                                                  157,286             146,688             414,372
                                                        ------------------  ------------------  ------------------

LOSS FROM OPERATIONS                                              (157,286)           (146,688)           (414,372)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest expense                                                (21,592)             (4,135)            (30,833)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  (21,592)             (4,135)            (30,833)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                                       (178,877)           (150,823)           (445,205)

LOSS ON DISCONTINUED
 OPERATIONS                                                         -                   -               (3,870,504)
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $         (178,877) $         (150,823) $       (4,315,709)
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE                                    $            (0.02) $            (0.02)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       9,972,350           7,407,442
                                                        ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1999


                                                 Preferred Stock - A            Preferred Stock - B          Preferred Stock - C
                                 -----------------------------------------------------------------------------------------------
                                     Shares          Amount         Shares          Amount        Shares          Amount
                                 ------------    ------------   ------------    ------------   -----------   -----------
Balance, January 1, 1994              148,000    $    148,000         78,500    $     78,500        -        $      -

Preferred stock issued for
 cash at $1.00 per share               -               -             203,500         203,500         6,000           6,000

Preferred stock issued for
 services at $1.00 per share           -               -               6,200           6,200         4,200           4,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance
 December 31, 1994                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance
 December 31, 1995                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance
 December 31, 1996                    148,000         148,000        288,200         288,200        10,200          10,200

Shares converted to
 Class A common stock                  -               -              (5,000)         (5,000)       -               -

Shares converted to
 Class A common stock                  -               -             (11,000)        (11,000)       -               -

Canceled shares                       (98,000)        (98,000)      (272,200)       (272,200)      (10,200)        (10,200)
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance
 December 31, 1997                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------

Balance,
 December 31, 1998                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------

Balance,
 December 31, 1999                     50,000    $     50,000         -         $     -             -        $      -
                                 ============    ============   ============    ============   ===========   =============

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1999



                                        Class A Common                 Class B Common         Additional
                                 -----------------------------------------------------------    Paid-in       Accumulated
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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1999

                                        Class A Common                 Class B Common         Additional
                                 -----------------------------------------------------------    Paid-in       Accumulated
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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
 From Inception of the Development Stage on January 1, 1994 to December 31, 1999


                                        Class A Common                 Class B Common         Additional
                                 -----------------------------------------------------------    Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount      Capital          Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                  2,412,544    $      2,413        100,000    $      1,000  $  12,188,154  $ (12,376,748)

Reversal of cancellation of
 common A shares                      214,000             214         -               -                (214)        -

Shares issued at $0.063 per
 share to repay note payable           86,841              86         -               -               5,384         -

Shares issued to officer at
 $0.063 per shares for consulting
 services rendered                      6,836               7         -               -                 424         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                  1,123,984           1,124         -               -              70,030         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                    128,145             128         -               -               7,955         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered       6,000,000           6,000         -               -              52,458         -

Net loss for the year ended
 December 31, 1998                     -               -              -               -              -            (150,873)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1998          9,972,350           9,972       100,000            1,000     12,324,191    (12,527,621)

Net loss for the year ended
 December 31, 1999                     -               -              -               -              -            (178,877)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1999          9,972,350    $      9,972        100,000    $      1,000     12,324,191  $ (12,706,498)
                                 ============    ============   ============    ============  =============  =============

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                       From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                       Stage
                                                                                                   on January 1,
                                                                     December 31,              For the Years Ended
                                                        --------------------------------------      1994 Through
                                                                1999                1998            December 31,            2000
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $         (178,877) $         (150,873) $       (4,315,708)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                               -                   79,718             284,815
     Preferred stock issued for services                            -                   -                   10,400
     Depreciation and amortization                                  -                   -                   70,532
     Bad debt expense                                               -                   -                  129,240
     Discontinued operations                                        -                   -                2,820,586
     Dividend expense                                               -                   -                   29,801
   Changes in operating assets and liabilities:

   Decrease in accounts receivable                                  -                   -                   20,921
   Increase (decrease) in accounts payable                          23,027                 379               1,626
   Increase (decrease) in accrued expenses                          21,541               9,126              62,264
                                                        ------------------  ------------------  ------------------

     Net Cash Used by Operating Activities                        (134,309)            (61,650)           (885,523)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                            -                   -                   (3,201)
   Sale of land                                                     -                   -                   64,000
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Investing Activities                      -                   -                   60,799
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of common stock                                             -                   -                  287,800
   Sale of preferred stock                                          -                   -                  209,500
   Proceeds from long-term debt                                    130,500              66,470             333,935
   Principle payments on long-term debt                             -                   -                   (5,500)
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Financing Activities                     130,500              66,470             825,735
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                     (3,809)              4,820               1,011

CASH AT BEGINNING OF PERIOD                                          4,820              -                   -
                                                        ------------------  ------------------  -------------

CASH AT END OF PERIOD                                   $            1,011  $            4,820  $            1,011
                                                        ==================  ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                                       From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                       Stage
                                                                                                   on January 1,
                                                                     December 31,              For the Years Ended
                                                        --------------------------------------      1994 Through
                                                                1999                1998            December 31,            2000
                                                        ------------------  ------------------  ------------------
Cash paid during the year for:
   Interest                                             $           -       $           -       $            8,509
   Income taxes                                         $           -       $           -       $           -

NON-CASH FINANCING:

   Common stock issued for services                     $           -       $           79,668  $          284,815
   Preferred stock issued for services                  $           -       $           -       $           10,400
   Common stock issued for dividends                    $           -       $           -       $           50,234
   Paid-in capital through cancellation of
    preferred stock                                     $           -       $           -       $          380,400
   Paid-in capital through cancellation of
    common stock                                        $           -       $           -       $            8,394
   Common stock issued for debt                         $           -       $           -       $          115,428

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


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

              In January, 2000, the Company elected to change its official name from Equity AU, Inc. to Equity Technologies & Resources, Inc.

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


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

              d.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the periods of the financial statements as follows. Fully diluted loss per share is not presented because of the antidilutive nature of the common stock equivalents.

                                                        December 31,
                                               -----------------------------
                                                     1999          1998
                                               -------------  -------------

                  Numerator - loss             $    (178,877) $    (150,823)
                  Denominator - weighted
                   average number of shares
                   outstanding                     9,972,350      7,407,442
                                               -------------  -------------

                  Loss per share               $       (0.02) $       (0.02)
                                               =============  =============
              e.  Income Taxes

              The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." The statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

              f.  Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

NOTE 2 -      CONTINGENCIES AND COMMITMENTS

              The Company owed $58,830 as of December 31, 1999 in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 2 -      CONTINGENCIES AND COMMITMENTS (Continued)

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

              At December 31, 1998, a creditor made a claim for approximately $20,000. Management contends the amount is not owed due to non-performance by the Lessor. The amount has been due since February 1994.

              At December 31, 1998, a creditor made a claim for approximately $19,000. Management contends the amount is not owed due to non-performance by the creditor. The amount has been due since June 1996.

NOTE 3 -      NOTES PAYABLE

              Notes payable of the Company are as follows:

                                                                                                    December 31,
                                                                                                       1999
                                                                                                ------------------
              Unsecured notes payable to a related party,
              past due, bearing 12% interest.                                                   $          165,500

              Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The lenders may earn bonus distributions based on the productivity of mining
              operations.  Due on demand.                                                                    6,000

              Non-interest bearing notes payable to various
              parties, secured by guarantees of common
              stock. Due on demand.                                                                         26,000

              Non-interest bearing notes payable to related
              parties, secured by guarantees of common
              stock. Due on demand.                                                                         -
                                                                                                ------------------

              Balance forward                                                                   $          197,500
                                                                                                ------------------

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 3 -      NOTES PAYABLE (Continued)
                                                                                                   December 31,
                                                                                                       1999
                                                                                                ------------------
              Balance forward                                                                   $          197,500

              Unsecured, non-interest bearing notes payable
               to various parties. Due on demand                                                           -

              Less related party notes                                                                    (165,500)
                                                                                                ------------------

              Total notes payable                                                                           32,000

              Less current portion                                                                         (32,000)
                                                                                                ------------------

              Total Long-Term Debt                                                              $           -
                                                                                                ==================


              Scheduled maturities of notes payable are as follows:

                    2000                                                                        $          197,500
                                                                                                ==================

NOTE 4 -  CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $25,000 and $20,000 at December 31, 1999 and 1998,
              respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at December 31, 1999.

              Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

              b.  Preferred Stock - Class B

              The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $-0- at December 31, 1999 and 1998. These preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. There were no shares issued and outstanding at December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 4 -      CAPITAL STOCK (Continued)

              c.  Preferred Stock - Class C

              The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at December 31, 1999 and 1998. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

              d.  Preferred Stock

              The Company is authorized to issue 1,400,000 shares of its non-voting preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding at December 31, 1999.

              e.  Common Stock - Class A

              The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 9,972,350 shares outstanding as of December 31, 1999.

              In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At December 31, 1999, 145,000 remained outstanding.

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 4 -      CAPITAL STOCK (Continued)

              f.  Common Stock - Class B

              The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of December 31, 1999. All Class B shares of common stock are held by a director at December 31, 1999.

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

              On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is a director of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During the year, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


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

                                                   EQUITY AU, INC.
                                                    (Registrant)

                                                   BY:  /s/  James Arch
                                                        -----------------------
                                                        JAMES ARCH, Chairman

Dated:     June 29, 2000