Form 10QSB
period 2000-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2000-06-30
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                         Commission File Number 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
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


         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such filing requirements for the past 90 days. Yes No X

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                         Outstanding as of March 31, 2000
Class A Common Stock, par value $.001                     9,972,350

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - March 31, 2000 and December 31, 1999           4

         Statements of Operations and Accumulated Deficit Three
         months ended March 31, 2000 and year ended December
         31, 1999                                                        5

         Statements of Stockholders Equity (Deficit)--January 1,
         1994 (Inception of Development Stage) through March 31,
         2000                                                          6-9

         Statements of Cash Flows - Three months ended March 31,
         2000 and the year ended December 31, 1999                      10

         Notes to Financial Statements                                  11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


                                     PART I

Item 1.           Financial Statements

         The following, audited Financial Statements for the three month period ended March 31, 2000 and year ended December 31, 1999 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals. The independent accounting firm of HJ & Associates (formerly Jones, Jensen & Company), Salt Lake City, Utah prepared the audit.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

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

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Three Months ended 3/31/00 compared to Year ended 12/31/99

         During each of these periods there were no revenues and the Company Had no operations. General and administrative expenses consisted primarily of office rental, equipment leases and salary expenses.

Liquidity and Capital Resources

         At March 31, 2000, the Company had $635 in assets, total liabilities of $361,793 and total stockholders deficit of ($361,158) compared with $1,011 in assets, total liabilities of $322,346 and total stockholders deficit of $(321,335) at December 31, 1999. The changes in account balances were from loans of $104,500 in 1999 from Kentrust Inc. for general expenses. Management is uncertain of when operations will commence and can give no assurances that operations will continue during the current fiscal year. For the present time the Kentrust is funding the cash requirements of the Company. There is no assurance as to how long Kentrust, Inc. will fund the Company. The Company is now actively seeking an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         The   Company   changed  its  name  from  Equity  Au,  Inc.  to  Equity
Technologies & Resources, Inc., at which time the trading symbol was changed to EQTK.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A majority of the shareholders voted on January 24, 2000 to amend the Articles of Incorporation to change the name of the Corporation from Equity Au, Inc. To Equity Technologies & Resources, Inc. There were no other amendments to the Articles of Incorporation.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                     (Registrant)

                                           BY:  /s/  James Arch
                                               -----------------------
                                               JAMES ARCH, President
Dated: June 29, 2000