Form 10QSB
period 2000-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2000-08-18
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                         Outstanding as of June 30, 2000
Class A Common Stock, par value $.001                     9,972,350

                                TABLE OF CONTENTS

Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - June 30, 2000                                  5

         Statements of Operations and Accumulated Deficit Three
         months ended June 30, 2000.                                     6

         Statements of Stockholders Equity (Deficit)--January 1,
         1994 (Inception of Development Stage) through June 30,
         2000                                                         7-10

         Statements of Cash Flows - June 30, 2000                    11-12

         Notes to Financial Statements                                  13

                                     PART I

Item 1.           Financial Statements

         The following, reviewed Financial Statements for the three month period ended June 30, 2000 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals. The independent accounting firm of HJ & Associates (formerly Jones, Jensen & Company), Salt Lake City, Utah reviewed these Financial Statements.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999


                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                                                               June 30,             December 31,
                                                                                  2000                  1999
                                                                            ------------------  ------------------
                                                                               (Unaudited)
CURRENT ASSETS
     Cash                                                                   $              758  $            1,011
                                                                            ------------------  ------------------
       Total Current Assets                                                                758               1,011
                                                                            --------------------------------------
       TOTAL ASSETS                                                         $              758  $            1,011
                                                                            ======================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                         $           29,424  $           19,424
   Accrued expenses (Note 2)                                                            90,758              80,422
   Dividends payable (Note 4)                                                           27,500              25,000
   Notes payable (Note 3)                                                               57,700              32,000
   Notes payable - related party (Note 3)                                              178,400             165,500
                                                                            ------------------  ------------------
     Total Current Liabilities                                                         383,782             322,346
                                                                            ------------------  ------------------
     Total Liabilities                                                                 383,782             322,346
                                                                            ------------------  ------------------
CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                    50,000              50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, -0- shares issued and outstanding                                       -                   -
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                       -                   -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 9,972,350 shares issued and outstanding                                  9,972               9,972
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                    1,000               1,000
   Additional paid-in capital                                                       12,324,191          12,324,191
   Accumulated deficit                                                             (12,768,187)        (12,706,498)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                             (383,024)           (321,335)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $              758  $            1,011
                                                                            ==================  ==================

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)
                                                                                                                         From
                                                                                                                   Inception of the
                                                                                                                      Development
                                                                                                                       Stage on
                                                            For the                          For the                   January 1,
                                                       Three Months Ended               Six Months Ended             1994 Through
                                                           June 30,                          June 30,                  June 30,
                                                   2000              1999              2000            1999              2000
                                               ---------------  ----------------  --------------  --------------   ----------------
REVENUES                                       $             -  $              -  $            -  $            -   $              -
                                               ---------------  ----------------  --------------  --------------   ----------------
EXPENSES
   General and administrative                           16,751            12,276          51,896          26,866            466,268
                                               ---------------  ----------------  --------------  --------------   ----------------
   Total Expenses                                       16,751            12,276          51,896          26,866            466,268
                                               ---------------  ----------------  --------------  --------------   ----------------
LOSS FROM OPERATIONS                                   (16,751)          (12,276)        (51,896)        (26,866)          (466,268)
                                               ---------------  ----------------  --------------  --------------   ----------------
OTHER EXPENSE
   Interest expense                                     (5,115)                -          (9,793)              -            (40,626)
                                               ---------------  ----------------  --------------  --------------   ----------------
     Total Other Expense                                (5,115)                -          (9,793)              -            (40,626)
                                               ---------------  ----------------  --------------  --------------   ----------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                            (21,866)                -         (61,689)              -           (506,894)

LOSS ON DISCONTINUED OPERATIONS                              -                 -               -               -         (3,870,504)
                                               ---------------  ----------------  --------------  --------------   ----------------
NET LOSS                                       $       (21,866) $        (12,276) $      (61,689) $      (26,866)  $     (4,377,398)
                                               ===============  ================  ==============  ==============   ================
BASIC LOSS PER SHARE                           $         (0.00) $          (0.00) $        (0.01) $        (0.00)
                                               ===============  ================  ==============  ==============

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
   From Inception of the Development Stage on January 1, 1994 to June 30, 2000


                                               Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                              Shares          Amount         Shares         Amount         Shares          Amount
                                          ------------    ------------   ------------   ------------    -----------   -----------
Balance, January 1, 1994                       148,000    $    148,000         78,500   $     78,500         -        $       -

Preferred stock issued for
 cash at $1.00 per share                        -               -             203,500        203,500          6,000           6,000

Preferred stock issued for
 services at $1.00 per share                    -               -               6,200          6,200          4,200           4,200
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1994                             148,000         148,000        288,200        288,200         10,200          10,200
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1995                             148,000         148,000        288,200        288,200         10,200          10,200
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1996                             148,000         148,000        288,200        288,200         10,200          10,200

Shares converted to
 Class A common stock                           -               -              (5,000)        (5,000)        -               -

Shares converted to
 Class A common stock                           -               -             (11,000)       (11,000)        -               -

Canceled shares                                (98,000)        (98,000)      (272,200)      (272,200)       (10,200)        (10,200)
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1997                              50,000          50,000         -              -              -               -
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance,
 December 31, 1998                              50,000          50,000         -              -              -               -
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance,
 December 31, 1999                              50,000          50,000         -              -              -               -
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance,
 June 30, 2000 (unaudited)                      50,000    $     50,000         -        $     -              -        $      -
                                          ============    ============   ============   ============    ===========   =============

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
   From Inception of the Development Stage on January 1, 1994 to June 30, 2000


                                               Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                              Shares          Amount         Shares         Amount         Shares          Amount
                                          ------------    ------------   ------------   ------------    -----------   -----------
Balance
 January 1, 1994                               571,254    $        570        100,000   $      1,000   $  11,216,634  $  (8,390,740)

Common stock issued for
 services at $0.10 per share                    35,000              35         -              -               95,071         -

Common stock issued for
 services at $0.10 per share                     4,598               5         -              -               45,974         -

Common stock issued for
 dividends at $0.11 per share                    1,619               2         -              -               17,715         -

Net loss for the year ended
 December 31, 1994                              -               -              -              -               -          (3,563,526)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance,
 December 31, 1994                             612,471             612        100,000          1,000      11,375,394    (11,954,266)

Common stock issued for
 cash at $0.01 per share                       270,789             271         -              -              184,029         -

Common stock issued for
 services at $1.05 per share                    25,000              25         -              -               26,225         -

Common stock issued for
 dividends at $10.94 per share                   1,619               2         -              -               17,715        (17,717)

Common stock issued for
 dividends at $10.93 per
 share                                           1,353               1         -              -               14,799        (14,800)

Net loss for the year ended
 December 31, 1995                              -               -              -              -               -            (212,633)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance,
 December 31, 1995                             911,232             911        100,000          1,000      11,618,162    (12,199,416)

Net loss for the year ended
 December 31, 1996                              -               -              -              -               -             (61,828)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance
 December 31, 1996                             911,232    $        911        100,000   $      1,000   $  11,618,162  $ (12,261,244)
                                          ------------    ------------   ------------   ------------   -------------  -------------

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
   From Inception of the Development Stage on January 1, 1994 to June 30, 2000


                                               Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                              Shares          Amount         Shares         Amount         Shares          Amount
                                          ------------    ------------   ------------   ------------    -----------   -----------
Balance
 December 31, 1996                             911,232    $        911        100,000   $      1,000   $ 11,618,162   $ (12,261,244)

Stock issued in exchange
 for preferred B stock at
 $6.25 per share                                   800               1         -              -                4,999         -

Fractional shares issued                           315          -              -              -                    1         -

Stock issued for services
 at $0.06 per share                            200,000             200         -              -               11,800         -

Stock issued for debt
 at $0.20 per share                            257,500             258         -              -               51,242         -

Stock issued for services
 at $0.10 per share                          1,029,500           1,030         -              -              100,970         -

Stock issued for services
 at $0.06 per share                             20,000              20         -              -                1,180         -

Stock issued in exchange
 for preferred B stock
 at $6.88 per share                              1,599               2         -              -               10,998         -

Contributed capital on
 cancellation of shares                         (8,402)             (9)        -              -              388,802         -

Net loss for the year ended
 December 31, 1997                              -               -              -              -               -            (115,504)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance
 December 31, 1997                           2,412,544    $      2,413        100,000   $      1,000   $  12,188,154  $ (12,376,748)
                                          ------------    ------------   ------------   ------------   -------------  -------------

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
   From Inception of the Development Stage on January 1, 1994 to June 30, 2000


                                               Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                              Shares          Amount         Shares         Amount         Shares          Amount
                                          ------------    ------------   ------------   ------------    -----------   -----------
Balance
 December 31, 1997                           2,412,544    $      2,413        100,000   $      1,000   $  12,188,154  $ (12,376,748)

Reversal of cancellation of
 common A shares                               214,000             214         -              -                 (214)        -

Shares issued at $0.063 per
 share to repay note payable                    86,841              86         -              -                5,384         -

Shares issued to officer at
 $0.063 per shares for consulting
 services rendered                               6,836               7         -              -                  424         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                           1,123,984           1,124         -              -               70,030         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                             128,145             128         -              -                7,955         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered                6,000,000           6,000         -              -               52,458         -

Net loss for the year ended
 December 31, 1998                              -               -              -              -               -            (150,873)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance, December 31, 1998                   9,972,350           9,972       100,000           1,000      12,324,191    (12,527,621)

Net loss for the year ended
 December 31, 1999                              -               -              -              -               -            (178,877)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance, December 31, 1999                   9,972,350           9,972        100,000          1,000      12,324,191    (12,706,498)

Net loss for the six months
 ended June 30, 2000 (unaudited)               -                -              -             -                -              -
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance,
 June 30, 2000 (unaudited)                   9,972,350    $      9,972        100,000   $      1,000   $ 12,324,191  $  (12,768,187)
                                          ============    ============   ============   ============   ============  ==============

                     EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                                                         From
                                                                                                                  Inception of the
                                                                                                                      Development
                                                                                                                       Stage on
                                                           For the                           For the                  January 1,
                                                       Three Months Ended                Six Months Ended            1994 Through
                                                           June 30,                          June 30,                   June 30,
                                                     2000              1999             2000            1999              2000
                                               ---------------  ----------------  --------------  --------------   ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                                    $       (21,866) $        (12,276) $      (61,689) $      (26,866)  $     (4,377,398)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                   -                 -               -               -                 284,815
     Preferred stock issued for services                -                 -               -               -                  10,400
     Depreciation and amortization                      -                 -               -               -                  70,532
     Bad debt expense                                   -                 -               -               -                 129,240
     Discontinued operations                            -                 -               -               -               2,820,586
     Dividend expense                                   -                 -               -               -                  29,801
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                      -                 -               -               -                  20,921
   Increase (decrease) in accounts
    payable                                              3,224             3,100          11,250           7,895             12,876
   Increase (decrease) in accrued
    expenses and dividends payable                       6,365             1,755          11,586           3,313             73,850
                                               ---------------  ----------------  --------------  --------------   ----------------
     Net Cash Used by Operating Activities             (12,277)           (7,421)        (38,853)        (15,658)          (924,377)
                                               ---------------  ----------------  --------------  --------------   ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
   Purchase of equipment                                -                 -               -               -                  (3,200)
   Sale of land                                         -                 -               -               -                  64,000
                                               ---------------------------------  --------------  --------------   ----------------
     Net Cash Provided by Investing
      Activities                                        -                 -               -               -                  60,800
                                               ---------------  ----------------  --------------  --------------   ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Sale of common stock                                 -                 -               -               -                 287,800
   Sale of preferred stock                              -                 -               -               -                 209,500
   Proceeds from long-term debt                         12,400             9,316          38,600          16,453            372,535
   Principle payments on long-term debt                 -                 -               -               -                  (5,500)
                                               ---------------  ----------------  --------------  --------------   ----------------
     Net Cash Provided by Financing
      Activities                                        12,400             9,316          38,600          16,453            864,335
                                               ---------------  ----------------  --------------  --------------   ----------------
NET INCREASE (DECREASE) IN CASH                            123             1,895            (253)            795                758

CASH AT BEGINNING OF PERIOD                                635             3,855           1,011           4,955             -
                                               ---------------  ----------------  --------------  --------------   ----------------
CASH AT END OF PERIOD                          $           758  $          5,750  $          758  $        5,750   $            758
                                               ===============  ================  ==============  ==============   ================

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                                                         From
                                                                                                                  Inception of the
                                                                                                                      Development
                                                                                                                       Stage on
                                                           For the                           For the                  January 1,
                                                       Three Months Ended                Six Months Ended            1994 Through
                                                           June 30,                          June 30,                   June 30,
                                                     2000              1999             2000            1999              2000
                                               ---------------  ----------------  --------------  --------------   ----------------
Cash paid during the year for:
   Interest                                    $        -       $         -       $       -       $       -        $          8,509
   Income taxes                                $        -       $         -       $       -       $       -        $         -

NON-CASH FINANCING:
   Common stock issued for
    services                                   $        -       $         -       $       -       $       -        $        284,815
   Preferred stock issued for
    services                                   $        -       $         -       $       -       $       -        $         10,400
   Common stock issued for
    dividends                                  $        -       $         -       $       -       $       -        $         50,234
   Paid-in capital through
    cancellation of preferred
    stock                                      $        -       $         -       $       -       $       -        $        380,400
   Paid-in capital through
    cancellation of
    common stock                               $        -       $         -       $       -       $       -        $          8,394
   Common stock issued
    for debt                                   $        -       $         -       $       -       $       -        $        115,428

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

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

                                                          For the                            For the
                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                   2000              1999              2000              1999
                                             ----------------  ---------------   ---------------  ----------------
              Numerator - loss               $        (21,866) $       (12,276)  $       (61,689) $        (26,866)
              Denominator - weighted
               average number of
               shares outstanding                   9,972,350        9,972,350         9,972,350         9,972,350
                                             ----------------  ---------------   ---------------  ----------------
              Loss per share                 $          (0.00) $         (0.00)  $         (0.01) $          (0.00)
                                             ================  ===============   ===============  ================

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

NOTE 2 - CONTINGENCIES AND COMMITMENTS

         The Company owed $58,830 as of June 30, 2000 and December 31, 1999 in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

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

NOTE 3 - NOTES PAYABLE

         Notes payable of the Company are as follows:

                                                                                  June 30,          December 31,
                                                                                    2000               1999
                                                                                 ------------      ------------
                                                                                  (Unaudited)
         Unsecured notes payable to a related party, past due, bearing 12%
         interest.                                                               $    165,500      $    165,500

         Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The lenders may earn bonus distributions based on the productivity of mining operations. Due on
         demand.                                                                        6,000             6,000

         Non-interest bearing notes payable to various parties, secured by
         guarantees of common stock. Due on demand.                                    26,000            26,000

         Non-interest bearing notes payable to related parties, secured by
         guarantees of common stock. Due on demand.                                    12,900           -
                                                                                 ------------      ------------

              Balance forward                                                    $    210,400      $    197,500
                                                                                 ------------      ------------


                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

NOTE 3 -      NOTES PAYABLE (Continued)
                                                                                  June 30,          December 31,
                                                                                    2000               1999
                                                                                 ------------      ------------
                                                                                  (Unaudited)
              Balance forward                                                    $    210,400      $    197,500

         Unsecured, non-interest bearing notes payable to various parties. Due
         on demand                                                                     25,700                 -

         Less related party notes                                                    (178,400)         (165,500)
                                                                                 ------------      ------------
         Total notes payable                                                           57,700            32,000

         Less current portion                                                         (57,700)          (32,000)
                                                                                 ------------      ------------

         Total Long-Term Debt                                                    $    -            $    -
                                                                                 ============      ============

Scheduled maturities of notes payable are as follows:
         2000                                                                    $    236,100      $    197,500
                                                                                 ============      ============

NOTE 4 - CAPITAL STOCK

         a. Preferred Stock - Series A

         The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $27,500 and $25,000 at June 30, 2000 and December 31, 1999,
         respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at June 30, 2000 and December 31, 1999.

         Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

         b. Preferred Stock - Class B

         The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $-0- at June 30, 2000 and December 31, 1999. These preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. There were no shares issued and outstanding at June 30, 2000 or December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

NOTE 4 - CAPITAL STOCK (Continued)

         c. Preferred Stock - Class C

         The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at June 30, 2000 and December 31, 1999 and 1998. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at June 30, 2000 and December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

         d. Preferred Stock

         The Company is authorized to issue 1,400,000 shares of its non-voting preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding at June 30, 2000 and December 31, 1999.

         e. Common Stock - Class A

         The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 9,972,350 shares outstanding as of June 30, 2000 and December 31, 1999.

         In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At June 30, 2000 and December 31, 1999, 145,000 remained outstanding.

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

NOTE 4 - CAPITAL STOCK (Continued)

         f. Common Stock - Class B

         The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of June 30, 2000 and December 31, 1999. All Class B shares of common stock are held by a director at June 30, 2000 and December 31, 1999.

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

         In March 2000, the Company borrowed $7,500 from a director of the Company. The note is non-interest bearing, and is secured by a guarantee of 150,000 shares of the Company's common stock, payable only if the Company is unable to repay the note in cash. In May 2000, the Company borrowed an additional $5,000 from the same director.

                     EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                         June 30, 2000 December 31, 1999

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

Three Months ended 6/30/00 compared to Year ended 12/31/99

         During each of these periods there were no revenues and the Company Had no operations. General and administrative expenses consisted primarily of office rental, equipment leases and salary expenses.

Liquidity and Capital Resources

         At June 30, 2000, the Company had $3,634 in assets, total liabilities of $365,281 and total stockholders deficit of ($365,281) compared with $1,011 in assets, total liabilities of $322,346 and total stockholders deficit of $(322,346) at December 31, 1999. The changes in account balances were from loans of $12,400 from related parties in the 2nd Quarter 2000 for general expenses. Management is uncertain of when operations will commence and can give no assurances that operations will continue during the current fiscal year. For the present time Kentrust, Inc. and related parties are funding the cash requirements of the Company. There is no assurance as to how long these parties will fund the Company. The Company is now actively seeking an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended June 30, 2000.

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

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                     (Registrant)

                                           BY:  /s/  Frank G. Dickey
                                               -----------------------
                                               Frank G. Dickey, President

Dated: August 18, 2000