Form 10QSB/A
period 2000-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2000-10-04
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Independent Auditors' Report........................................ 4

         Balance Sheets - March 31, 2000 and December 31, 1999 .............. 5

         Statements of Operations and Accumulated Deficit Three
         months ended March 31, 2000 and year ended December 31, 1999........ 6

         Statements of Stockholders Equity (Deficit)--January 1,
         1994 (Inception of Development Stage) through March 31, 2000 ....... 7

         Statements of Cash Flows - Three months ended March 31, 2000 and the year ended December 31, 1999  ............................. 11

         Notes to the Financial Statements.................................. 13

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

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Equity Technologies & Resources, Inc.
(Formerly Equity AU, Inc.)
(A Development Stage Company)
Maitland, Florida

We have audited the accompanying balance sheets of Equity Technologies & Resources, Inc. (formerly Equity AU, Inc.) (a development stage company) as of March 31, 2000 and December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998 and from inception of the development stage on January 1, 1994 through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Technologies & Resources, Inc. (formerly Equity AU, Inc.) (a development stage company) as of March 31, 2000 and December 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998, and from inception of the development stage on January 1, 1994 through March 31, 2000 in conformity with generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah

May 30, 2000

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                               March 31,         December 31,
                                                                                2000                 1999
                                                                          ------------------   -----------------
CURRENT ASSETS
     Cash                                                                 $              635   $           1,011
                                                                          ------------------   -----------------
     Total Current Assets                                                                635               1,011
                                                                          ------------------   -----------------
     TOTAL ASSETS                                                         $              635   $           1,011
                                                                          ==================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                       $           26,200   $          19,424
   Accrued expenses (Note 2)                                                          85,643              80,422
   Dividends payable (Note 4)                                                         26,250              25,000
   Notes payable (Note 3)                                                             50,300              32,000
   Notes payable - related party (Note 3)                                            173,400             165,500
                                                                          ------------------   -----------------
     Total Current Liabilities                                                       361,793             322,346
                                                                          ------------------   -----------------
     Total Liabilities                                                               361,793             322,346
                                                                          ------------------   -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                  50,000              50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, -0- shares issued and outstanding                                     -                   -
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                     -                   -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 9,972,350 shares issued and outstanding                                9,972               9,972
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                  1,000               1,000
   Additional paid-in capital                                                     12,324,191          12,324,191
   Accumulated deficit                                                           (12,746,321)        (12,706,498)
                                                                          ------------------   -----------------
     Total Stockholders' Equity (Deficit)                                           (361,158)           (321,335)
                                                                          ------------------   -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                                           $              635   $           1,011
                                                                          ==================   =================

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                            Statements of Operations


                                                                                                      From
                                                                                                Inception of the
                                                                                                   Development
                                                                                                      Stage
                                                              For the Three Months Ended           on January 1,
                                                                       March 31,                   1994 Through
                                                        --------------------------------------        March 31,
                                                                2000                1999                2000
                                                        ------------------  ------------------  ------------------
                                                             (Unaudited)
REVENUES                                                $           -       $           -       $           -
                                                        ------------------  ------------------  ------------------
EXPENSES
   General and administrative                                       35,145              51,163             449,517
                                                        ------------------  ------------------  ------------------
   Total Expenses                                                   35,145              51,163             449,517
                                                        ------------------  ------------------  ------------------
LOSS FROM OPERATIONS                                               (35,145)            (51,163)           (449,517)
                                                        ------------------  ------------------  ------------------
OTHER INCOME (EXPENSE)
   Interest expense                                                 (4,678)             -                  (35,511)
                                                        ------------------  ------------------  ------------------
     Total Other Income (Expense)                                   (4,678)             -                  (35,511)
                                                        ------------------  ------------------  ------------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                                        (39,823)            (51,163)           (485,028)

LOSS ON DISCONTINUED
 OPERATIONS                                                         -                   -               (3,870,504)
                                                        ------------------  ------------------  ------------------
NET LOSS                                                $          (39,823) $          (51,163) $       (4,355,532)
                                                        ==================  ==================  ==================
BASIC LOSS PER SHARE                                    $            (0.00) $            (0.02)
                                                        ==================  ==================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       9,972,350           1,296,194
                                                        ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                EQUITY TECHNOLOGIES & RESOURCES, INC.
                                      (Formerly Equity AU, Inc.)
                                     (A Development Stage Company)

                               Statements of Stockholders' Equity (Deficit)
                 From Inception of the Development Stage on January 1, 1994 to March 31, 2000


                                      Preferred Stock - A           Preferred Stock - B           Preferred Stock - C
                                 ----------------------------   ----------------------------   ---------------------------
                                     Shares          Amount         Shares          Amount        Shares          Amount
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance, January 1, 1994              148,000    $    148,000         78,500    $     78,500        -        $      -

Preferred stock issued for
 cash at $1.00 per share               -               -             203,500         203,500         6,000           6,000

Preferred stock issued for
 services at $1.00 per share           -               -               6,200           6,200         4,200           4,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1994                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1995                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1996                    148,000         148,000        288,200         288,200        10,200          10,200

Shares converted to
 Class A common stock                  -               -              (5,000)         (5,000)       -               -

Shares converted to
 Class A common stock                  -               -             (11,000)        (11,000)       -               -

Canceled shares                       (98,000)        (98,000)      (272,200)       (272,200)      (10,200)        (10,200)
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1997                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Balance,
 December 31, 1998                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Balance,
 December 31, 1999                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Balance,
 March 31, 2000                        50,000    $     50,000         -         $     -             -        $      -
                                 ============    ============   ============    ============   ===========   ========

   The accompanying notes are an integral part of these financial statements.

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                 (Formerly Equity AU, Inc.)
                                                (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2000


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

                                            EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                 (Formerly Equity AU, Inc.)
                                                (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2000


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

                                            EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                 (Formerly Equity AU, Inc.)
                                                (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2000


                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in     Accumulated
                                    Shares           Amount        Shares           Amount       Capital       Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                  2,412,544    $      2,413        100,000    $      1,000  $  12,188,154  $ (12,376,748)

Reversal of cancellation of
 common A shares                      214,000             214         -               -                (214)        -

Shares issued at $0.063 per
 share to repay note payable           86,841              86         -               -               5,384         -

Shares issued to officer at
 $0.063 per shares for consulting
 services rendered                      6,836               7         -               -                 424         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                  1,123,984           1,124         -               -              70,030         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                    128,145             128         -               -               7,955         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered       6,000,000           6,000         -               -              52,458         -

Net loss for the year ended
 December 31, 1998                     -               -              -               -              -            (150,873)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1998          9,972,350           9,972       100,000            1,000     12,324,191    (12,527,621)

Net loss for the year ended
 December 31, 1999                     -               -              -               -              -            (178,877)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, December 31, 1999          9,972,350           9,972        100,000           1,000     12,324,191    (12,706,498)

Net loss for the three months
 ended March 31, 2000                  -               -              -               -              -             (39,823)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, March 31, 2000             9,972,350    $      9,972        100,000    $      1,000  $  12,324,191  $ (12,746,321)
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

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                 (Formerly Equity AU, Inc.)
                                               (A Development Stage Company)
                                                  Statements of Cash Flows

                                                                                                       From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                              For the Three Months Ended           on January 1,
                                                                       March 31,                  1994 Through
                                                        --------------------------------------       March 31,
                                                               2000                1999                2000
                                                        ------------------  ------------------  ------------------
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $          (39,823) $          (51,163) $       (4,355,531)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                               -                   -                  284,815
     Preferred stock issued for services                            -                   -                   10,400
     Depreciation and amortization                                  -                   -                   70,532
     Bad debt expense                                               -                   -                  129,240
     Discontinued operations                                        -                   -                2,820,586
     Dividend expense                                               -                   -                   29,801
   Changes in operating assets and liabilities:

   Decrease in accounts receivable                                  -                   -                   20,921
   Increase (decrease) in accounts payable                           8,026               3,292               9,652
   Increase (decrease) in accrued expenses                           5,221               5,000              67,485
                                                        ------------------  ------------------  ------------------
     Net Cash Used by Operating Activities                         (26,576)            (42,871)           (912,099)
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                            -                   -                   (3,201)
   Sale of land                                                     -                   -                   64,000
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Investing Activities                      -                   -                   60,799
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                             -                   -                  287,800
   Sale of preferred stock                                          -                   -                  209,500
   Proceeds from long-term debt                                     26,200              -                  360,135
   Principle payments on long-term debt                             -                   -                   (5,500)
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Financing Activities                      26,200              -                  851,935
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                       (376)            (42,871)                635

CASH AT BEGINNING OF PERIOD                                          1,011               4,955              -
                                                        ------------------  ------------------  ------------------
CASH AT END OF PERIOD                                   $              635  $            8,292  $              635
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

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                 (Formerly Equity AU, Inc.)
                                               (A Development Stage Company)
                                            Statements of Cash Flows (Continued)

                                                                                                       From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                              For the Three Months Ended           on January 1,
                                                                       March 31,                  1994 Through
                                                        --------------------------------------       March 31,
                                                               2000                1999                2000
                                                        ------------------  ------------------  ------------------
                                                            (Unaudited)
Cash paid during the year for:
   Interest                                             $           -       $           -       $            8,509
   Income taxes                                         $           -       $           -       $           -

NON-CASH FINANCING:
   Common stock issued for services                     $           -       $           -       $          284,815
   Preferred stock issued for services                  $           -       $           -       $           10,400
   Common stock issued for dividends                    $           -       $           -       $           50,234
   Paid-in capital through cancellation of preferred
    stock                                               $           -       $           -       $          380,400
   Paid-in capital through cancellation of
    common stock                                        $           -       $           -       $            8,394
   Common stock issued for debt                         $           -       $           -       $          115,428

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                      Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

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

                                                                                           December 31,
                                                                March 31,     ------------------------------------
                                                                 2000               1999               1998
                                                             ---------------  -----------------  -----------------
                  Numerator - loss                           $       (39,823) $        (178,877) $        (150,823)
                  Denominator - weighted
                   average number of shares
                   outstanding                                     9,972,350          9,972,350          7,407,442
                                                             ---------------  -----------------  -----------------
                  Loss per share                             $         (0.00) $           (0.02) $           (0.02)
                                                             ===============  =================  =================

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

NOTE 2 -      CONTINGENCIES AND COMMITMENTS

              The Company owed $58,830 as of March 31, 2000 and December 31, 1999 in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

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

NOTE 3 -      NOTES PAYABLE

              Notes payable of the Company are as follows:

                                                                                  March 31,         December 31,
                                                                                    2000               1999
                                                                            ------------------  ------------------
              Unsecured notes payable to a related party,
              past due, bearing 12% interest.                               $          165,500  $          165,500

              Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The lenders may earn bonus distributions based on the productivity of mining

              operations.  Due on demand.                                                6,000               6,000

              Non-interest bearing notes payable to various
              parties, secured by guarantees of common
              stock. Due on demand.                                                     26,000              26,000

              Non-interest bearing notes payable to related
              parties, secured by guarantees of common
              stock. Due on demand.                                                      7,900              -
                                                                            ------------------  ------------------
              Balance forward                                               $          205,400  $          197,500
                                                                            ------------------  ------------------


                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 3 -      NOTES PAYABLE (Continued)
                                                                                  March 31,          December 31,
                                                                                    2000                 1999
                                                                            ------------------  ------------------
              Balance forward                                               $          205,400  $          197,500

              Unsecured, non-interest bearing notes payable
               to various parties. Due on demand                                        18,300             -

              Less related party notes                                                (173,400)           (165,500)
                                                                            ------------------  ------------------
              Total notes payable                                                       50,300              32,000

              Less current portion                                                     (50,300)            (32,000)
                                                                            ------------------  ------------------
              Total Long-Term Debt                                          $           -       $           -
                                                                            ==================  ==================

              Scheduled maturities of notes payable are as follows:
                    2000                                                    $          223,700  $          197,500
                                                                            ==================  ==================

NOTE 4 -  CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $25,000, $25,000 and $20,000 at March 31, 2000, December 31,
              1999 and 1998, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at March 31, 2000 and December 31, 1999.

              Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

              b.  Preferred Stock - Class B

              The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $-0- at March 31, 2000, December 31, 1999 and 1998. These preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. There were no shares issued and outstanding at March 31, 2000 or December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 4 -      CAPITAL STOCK (Continued)

              c.  Preferred Stock - Class C

              The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at March 31, 2000, December 31, 1999 and 1998. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at March 31, 2000 and December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

              d.  Preferred Stock

              The Company is authorized to issue 1,400,000 shares of its non-voting preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding at March 31, 2000 and December 31, 1999.

              e.  Common Stock - Class A

              The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 9,972,350 shares outstanding as of March 31, 2000 and December 31, 1999.

              In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At March 31, 2000 and December 31, 1999, 145,000 remained outstanding.

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

NOTE 4 -      CAPITAL STOCK (Continued)

              f.  Common Stock - Class B

              The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of March 31, 2000 and December 31, 1999. All Class B shares of common stock are held by a director at March 31, 2000 and December 31, 1999.

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

              In March, 2000, the Company borrowed $7,500 from a director of the Company. The note is non-interest bearing, and is secured by a guarantee of 150,000 shares of the Company's common stock, payable only if the Company is unable to repay the note in cash.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

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

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                     (Registrant)

                                           BY:  /s/  James Arch
                                               -----------------------
                                               JAMES ARCH, President
Dated: October 4, 2000