Form 10QSB
period 2000-09-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2000-11-17
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000

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

             1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502 (Address of principal executive offices, including zip code)

                                 (859) 268-4446
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of September 30, 2000
Class A Common Stock, par value $.001                     7,771,907

                                TABLE OF CONTENTS

Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - September 30, 2000                             5

         Statements of Operations and Accumulated Deficit Three
         months ended September 30, 2000.                                6

         Statements of Stockholders Equity (Deficit)--January 1,
         1994 (Inception of Development Stage) through September 30,
         2000                                                         7-10

         Statements of Cash Flows - September 30, 2000               11-12

         Notes to Financial Statements                                  13

                                     PART I

Item 1.           Financial Statements

         The following, reviewed Financial Statements for the three month period ended September 30, 2000 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals. The independent accounting firm of HJ & Associates (formerly Jones, Jensen & Company), Salt Lake City, Utah reviewed these Financial Statements.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                              September 30          December 31,
                                                                                  2000                  1999
                                                                            ------------------  ------------------
                                                                              (Unaudited)
CURRENT ASSETS
     Cash                                                                   $            4,272  $            1,011
                                                                            ------------------  ------------------
       Total Current Assets                                                              4,272               1,011
                                                                            --------------------------------------
       TOTAL ASSETS                                                         $            4,272  $            1,011
                                                                            ======================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                         $           31,407  $           19,424
   Accrued expenses (Note 2)                                                            95,873              80,422
   Dividends payable (Note 4)                                                           28,750              25,000
   Notes payable (Note 3)                                                              132,700              32,000
   Notes payable - related party (Note 3)                                              179,400             165,500
                                                                            ------------------  ------------------
     Total Current Liabilities                                                         468,130             322,346
                                                                            ------------------  ------------------
     Total Liabilities                                                                 468,130             322,346
                                                                            ------------------  ------------------
CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                    50,000              50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, -0- shares issued and outstanding                                       -                   -
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                       -                   -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 7,771,907 shares issued and outstanding                                  7,771               9,972
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                    1,000               1,000
   Additional paid-in capital                                                       12,343,189          12,324,191
   Accumulated deficit                                                             (12,865,818)        (12,706,498)
                                                                            ------------------  ------------------
     Total Stockholders' Equity (Deficit)                                             (463,858)           (321,335)
                                                                            ------------------  ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $            4,272  $            1,011
                                                                            ==================  ==================

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
                                                                                                                          From
                                                                                                                   Inception of the
                                                                                                                      Development
                                                                                                                       Stage on
                                                            For the                          For the                   January 1,
                                                       Three Months Ended               Nine Months Ended             1994 Through
                                                        September 30,                    September 30,              September 30,
                                                   2000              1999             2000            1999               2000
                                               --------------   --------------  -------------    --------------     -------------
REVENUES                                       $            -   $            -  $           -    $            -     $           -
                                               --------------   --------------  -------------    --------------     -------------
EXPENSES
   General and administrative                          92,517            8,434        144,412            51,163           558,785
                                               --------------   --------------  -------------    --------------     -------------
   Total Expenses                                      92,517            8,434        144,412            51,163           558,785
                                               --------------   --------------  -------------    --------------     -------------
LOSS FROM OPERATIONS                                   92,517           (8,434)      (144,412)          (51,163)         (558,785)
                                               --------------   --------------  -------------    --------------     -------------
OTHER EXPENSE
   Interest expense                                    (5,115)               -        (14,908)                -           (45,741)
                                               --------------   --------------  -------------    --------------     -------------
     Total Other Expense                               (5,115)               -        (14,908)                -           (45,741)
                                               --------------   --------------  -------------    --------------     -------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                           (97,632)          (8,434)      (159,320)          (59,597)         (604,526)

LOSS ON DISCONTINUED OPERATIONS                             -                -              -                 -        (3,870,504)
                                               --------------   --------------  -------------    --------------     -------------
NET LOSS                                       $      (97,632)  $       (8,434) $    (159,320)   $      (59,597)    $  (4,475,030)
                                               ==============   ==============  =============    ==============     =============

BASIC LOSS PER SHARE                           $        (0.01)  $        (0.00) $       (0.02)   $        (0.00)
                                               ==============   ==============  =============    ==============

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)
   From Inception of the Development Stage on January 1, 1994 to September 30, 2000


                                               Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                              Shares          Amount         Shares         Amount         Shares          Amount
                                          ------------    ------------   ------------   ------------    -----------   -----------
Balance, January 1, 1994                       148,000    $    148,000         78,500   $     78,500         -        $       -

Preferred stock issued for
 cash at $1.00 per share                        -               -             203,500        203,500          6,000           6,000

Preferred stock issued for
 services at $1.00 per share                    -               -               6,200          6,200          4,200           4,200
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1994                             148,000         148,000        288,200        288,200         10,200          10,200
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1995                             148,000         148,000        288,200        288,200         10,200          10,200
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1996                             148,000         148,000        288,200        288,200         10,200          10,200

Shares converted to
 Class A common stock                           -               -              (5,000)        (5,000)        -               -

Shares converted to
 Class A common stock                           -               -             (11,000)       (11,000)        -               -

Canceled shares                                (98,000)        (98,000)      (272,200)      (272,200)       (10,200)        (10,200)
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance
 December 31, 1997                              50,000          50,000         -              -              -               -
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance,
 December 31, 1998                              50,000          50,000         -              -              -               -
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance,
 December 31, 1999                              50,000          50,000         -              -              -               -
                                          ------------    ------------   ------------   ------------    -----------   -------------
Balance,
 September 30, 2000 (unaudited)                 50,000    $     50,000         -        $     -              -        $      -
                                          ============    ============   ============   ============    ===========   =============

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
   From Inception of the Development Stage on January 1, 1994 to September 30, 2000


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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
   From Inception of the Development Stage on January 1, 1994 to September 30, 2000


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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
   From Inception of the Development Stage on January 1, 1994 to September 30, 2000


                                               Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                              Shares          Amount         Shares         Amount         Shares          Amount
                                          ------------    ------------   ------------   ------------    -----------   -----------
Balance
 December 31, 1997                           2,412,544    $      2,413        100,000   $      1,000   $  12,188,154  $ (12,376,748)

Reversal of cancellation of
 common A shares                               214,000             214         -              -                 (214)        -

Shares issued at $0.063 per
 share to repay note payable                    86,841              86         -              -                5,384         -

Shares issued to officer at
 $0.063 per shares for consulting
 services rendered                               6,836               7         -              -                  424         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                           1,123,984           1,124         -              -               70,030         -

Shares issued at $0.063 per
 share to officer for consulting
 services rendered                             128,145             128         -              -                7,955         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered                6,000,000           6,000         -              -               52,458         -

Net loss for the year ended
 December 31, 1998                              -               -              -              -               -            (150,873)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance, December 31, 1998                   9,972,350           9,972       100,000           1,000      12,324,191    (12,527,621)

Net loss for the year ended
 December 31, 1999                              -               -              -              -               -            (178,877)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance, December 31, 1999                   9,972,350           9,972        100,000          1,000      12,324,191    (12,706,498)

Contributed capital (unaudited)                 -               -              -              -                  800         -

Shares issued at $0.001 per
 share for services rendered
 (unaudited)                                 8,372,650    $      8,373         -              -               -              -
                                          ============    ============   ============   ============   =============  =============

1:50 reverse stock split (unaudited)       (17,978,093)        (17,978)        -              -               17,978         -

Shares Issued At $0.001 per
 share for services rendered (unaudited)     7,625,000    $      7,625         -              -               -              -

Common shares cancelled (unaudited)           (220,000)           (220)        -              -                  220         -

Net loss for the nine months ended
 September 30, 2000 (unaudited)                 -               -              -              -               -            (159,320)
                                          ------------    ------------   ------------   ------------   -------------  -------------
Balance September 30, 2000
 (unaudited)                                 7,771,907    $      7,771        100,000   $      1,000   $  12,343,189  $ (12,865,818)

                     EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                                                          From
                                                                                                                   Inception of the
                                                                                                                      Development
                                                                                                                       Stage on
                                                            For the                          For the                   January 1,
                                                       Three Months Ended               Nine Months Ended             1994 Through
                                                        September 30,                    September 30,              September 30,
                                                   2000              1999             2000            1999               2000
                                               --------------   --------------  -------------    --------------     -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net loss                                    $    (97,632)    $    (8,434)     $   (159,320)    $   (178,877)     $    (4,475,030)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                15,998             -              15,998              -                300,813
     Preferred stock issued for services                -               -                 -                -                 10,400
     Depreciation and amortization                      -               -                 -                -                 70,532
     Bad debt expense                                   -               -                 -                -                129,240
     Discontinued operations                            -               -                 -                -              2,820,586
     Dividend expense                                   -               -                 -                -                 29,801
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                    -               -                 -                -                 20,921
     Increase (decrease) in accounts payable          1,983             -              11,983           23,027               14,859
     Increase (decrease) in accrued
       expenses and dividends payable                 6,365             -              19,200           21,541               80,215
                                               ------------     -----------      ------------     ------------      ---------------
     Net Cash Used by Operating Activities     $    (73,286)         (8,434)         (112,139)        (134,309)            (997,663)
                                               ------------     -----------      ------------     ------------      ---------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
   Purchase of equipment                                -               -                 -                -                 (3,200)
   Sale of land                                         -               -                 -                -                 64,000
                                               ------------     -----------      ------------     ------------      ---------------
     Net Cash Provided by Investing
      Activities                                        -               -                 -                -                 60,800
                                               ------------     -----------      ------------     ------------      ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
   Sale of common stock                                 -               -                 -                -                287,800
   Sale of preferred stock                              -               -                 -                -                209,500
   Proceeds from long-term debt                      76,000           9,316           114,600          130,500              448,535
   Contributed capital                                  800             -                 800              -                    800
   Principle payments on long-term debt                 -               -                 -             (5,500)
                                               ------------     -----------      ------------     ------------      ---------------
     Net Cash Provided by Financing
      Activities                                     76,800           9,316           115,400          130,500              941,135
                                               ------------     -----------      ------------     ------------      ---------------
NET INCREASE (DECREASE) IN CASH                       3,514             882             3,261           (3,809)               4,272

CASH AT BEGINNING OF PERIOD                             758           3,855             1,011            4,820                  -
                                               ------------     -----------      ------------     ------------      ---------------
CASH AT END OF PERIOD                          $      4,272    $      5,750      $      4,272     $      1,011      $         4,272
                                               ============    ============      ============     ============      ===============

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                          From
                                                                                                                   Inception of the
                                                                                                                      Development
                                                                                                                       Stage on
                                                            For the                          For the                   January 1,
                                                       Three Months Ended               Nine Months Ended             1994 Through
                                                        September 30,                    September 30,              September 30,
                                                   2000              1999             2000            1999               2000
                                               --------------   --------------  -------------    --------------     -------------
Cash paid during the year for:
   Interest                                    $        -       $       -       $         -       $        -        $         8,509
   Income taxes                                $        -       $       -       $         -       $        -        $           -

NON-CASH FINANCING:
   Common stock issued for
    services                                   $        -       $       -       $         -       $        -        $       284,815
   Preferred stock issued for
    services                                   $        -       $       -       $         -       $        -        $        10,400
   Common stock issued for
    dividends                                  $        -       $       -       $         -       $        -        $        50,234
   Paid-in capital through
    cancellation of preferred
    stock                                      $        -       $       -       $         -       $        -        $       380,400
   Paid-in capital through
    cancellation of
    common stock                               $        -       $       -       $         -       $        -        $         8,394
   Common stock issued
    for debt                                   $        -       $       -       $         -       $        -        $       115,428

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       September 30, 2000 December 31, 1999

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

         On August 4, 2000 the Company effected a 1:50 reverse stock split in anticipation of finding a suitable combination partner or another company to acquire.

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 December 31, 1999

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

                                                          For the                            For the
                                                    Three Months Ended                  Nine Months Ended
                                                         September 30,                     September 30,
                                                   2000              1999              2000              1999
                                             ----------------  ---------------   ---------------  ----------------
              Numerator - loss               $        (97,632) $        (8,434)  $     (159,320) $        (78,877)
              Denominator - weighted
               average number of
               shares outstanding                   7,771,907        9,972,350         7,771,907         9,972,350
                                             ----------------  ---------------   ---------------  ----------------
              Loss per share                 $          (0.01) $         (0.00)  $         (0.02) $          (0.02)
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

NOTE 2 - CONTINGENCIES AND COMMITMENTS

         The Company owed $58,830 as of September 30, 2000 and December 31, 1999 in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 December 31, 1999

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

NOTE 3 - NOTES PAYABLE

         Notes payable of the Company are as follows:
                                                                                 September 30,     December 31,
                                                                                    2000               1999
                                                                                 ------------      ------------
                                                                                  (Unaudited)
         Unsecured notes payable to a related party, past due, bearing 12%
         interest.                                                               $    165,500      $    165,500

         Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The lenders may earn bonus distributions based on the productivity of mining operations. Due on
         demand.                                                                        6,000             6,000

         Non-interest bearing notes payable to various parties, secured by
         guarantees of common stock. Due on demand.                                    26,000            26,000

         Non-interest bearing notes payable to related parties, secured by
         guarantees of common stock. Due on demand.                                    12,900               -

         Unsecured promissory note bearing 18% interest due December 31, 2000.         75,000               -
                                                                                  ------------      ------------
              Balance forward                                                    $    285,400      $    197,500


                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 December 31, 1999

NOTE 3 -      NOTES PAYABLE (Continued)
                                                                                 September 30,      December 31,
                                                                                    2000               1999
                                                                                 ------------      ------------
                                                                                  (Unaudited)
         Balance forward                                                         $    285,400      $    197,500

         Unsecured, non-interest bearing notes payable to
         various parties. Due on demand                                                26,700             -

         Less related party notes                                                    (254,400)         (165,500)
                                                                                 ------------      ------------
         Total notes payable                                                           57,700            32,000

         Less current portion                                                         (57,700)          (32,000)
                                                                                 ------------      ------------
         Total Long-Term Debt                                                    $      -          $      -
                                                                                 ============      ============
Scheduled maturities of notes payable are as follows:
         2000                                                                    $    312,100      $    197,500
                                                                                 ============      ===========

NOTE 4 - CAPITAL STOCK

         a. Preferred Stock - Series A

         The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $28,750 and $25,000 at September 30, 2000 and December 31, 1999,
         respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at September 30, 2000 and December 31, 1999.

         Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

         b. Preferred Stock - Class B

         The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on September 30 of each year. The cumulative amount of dividend was $-0- at September 30, 2000 and December 31, 1999. These preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. There were no shares issued and outstanding at September 30, 2000 or December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 December 31, 1999

NOTE 4 - CAPITAL STOCK (Continued)

         c. Preferred Stock - Class C

         The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at September 30, 2000 and December 31, 1999 and 1998. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at September 30, 2000 and December 31, 1999. Management canceled all outstanding shares and related dividends payable in 1997.

         d. Preferred Stock

         The Company is authorized to issue 1,400,000 shares of its non-voting preferred stock at a par value of $1.00 per share. There were no shares issued and outstanding at September 30, 2000 and December 31, 1999.

         e. Common Stock - Class A

         The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 7,771,907 shares outstanding as of September 30, 2000.

         In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At September 30, 2000 and December 31, 1999, 145,000 remained outstanding.

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 December 31, 1999

NOTE 4 - CAPITAL STOCK (Continued)

         f. Common Stock - Class B

         The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of September 30, 2000 and December 31, 1999. All Class B shares of common stock are held by a director at September 30, 2000 and December 31, 1999.

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

         On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is a director of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During the year, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. In September 2000, the Company borrowed another $75,000 from Kentrust under the same terms.

         In March 2000, the Company borrowed $7,500 from a director of the Company. The note is non-interest bearing, and is secured by a guarantee of 150,000 shares of the Company's common stock, payable only if the Company is unable to repay the note in cash. In May 2000, the Company borrowed an additional $5,000 from the same director.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                           (Formerly Equity AU, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      September 30, 2000 December 31, 1999

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

Three Months ended 9/30/00 compared to Year ended 12/31/99

         During each of these periods there were no revenues and the Company Had no operations. General and administrative expenses consisted primarily of office rental, equipment leases and salary expenses.

Liquidity and Capital Resources

         At September 30, 2000, the Company had $4,272 in assets, total liabilities of $468,130 and total stockholders deficit of ($463,848) compared with $1,011 in assets, total liabilities of $322,346 and total stockholders deficit of $(322,346) at December 31, 1999. The changes in account balances were from loans of $75,000 from FV Investments, LLC in the 3nd Quarter 2000 for operating capital. Management is uncertain of when operations will commence and can give no assurances that operations will continue during the current fiscal year. For the present time Kentrust, Inc., certain related parties, and other third parties are funding the cash requirements of the Company. There is no assurance as to how long these parties will fund the Company. The Company is now actively seeking an acquisition or merger candidate. Management can give no assurances as to when, or if, a candidate will be identified.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) No Report on Form 8-K was filed by the Company during the three month period ended September 30, 2000.

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

Dated: November 13, 2000