Form 10KSB
period 2000-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2001-04-17
CIK 830741

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15 (d) of the Securities Exchange
             Act of 1934 (No fee required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 2000

         [ ] Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________ .

                         Commission file number 33-20582

                       Equity Technologies & Resources, Inc.
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                  75-2276137
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

   1050 Chinoe Road, Suite 304, Lexington, Kentucky      40502
      (Address of Principal Executive Offices)         (Zip Code)

                                (859) 268-4446
                (Issuer's Telephone Number, Including Area Code)

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

Yes [X]      No [  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Note 1:  Form 10K

         This form 10K reflects the audited financial statements of Equity Technologies & Resources, Inc. for the year ended December 31, 2000 performed by HJ & Associates, L.L.C. (formerly Jones, Jensen, and Company) of 50 South Main Street, Suite 1450, Salt Lake City, Utah 84144.

         The issuer's revenues for the year ended December 31, 2000 were 0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2000 was $1,767,020.

         The number of shares outstanding of the issuer's common equity, as of December 31, 2000 was 8,031,907 shares.

         Transitional  Small  Business  Disclosure  Format  (check one):
Yes [ ] No [X]

                                     PART I

Item 1.  Business.

GENERAL

         Equity Technologies & Resources, Inc. ("Equity", or "the Company") is a Delaware corporation, the successor to Equity AU, Inc., which was engaged in the exploration and mining of certain minerals in Arkansas. The principal corporate offices are now located at 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502 and its telephone number is (859) 268-4446. Equity AU, Inc. ceased all mining activity in December 1996. The corporation changed its name to Equity Technologies & Resources, Inc. in 2000 which was an integral part of the change in focus of the Company. In December 2000 Verified Prescription Safeguards, Inc. was acquired by Equity Technologies & Resources, Inc. It will be operated as a wholly owned subsidiary as a solution provider for the prescription drug industry.

HISTORY AND CURRENT ACTIVITY

         In February of 1995, then Chairman of the Company, James Arch ("Mr. Arch") reached an agreement with a shareholder and investor, Stephen Guarino, to invest significant equity capital into the Company. Mr. Arch thereafter granted full management and financial control to Mr. Guarino. The then current President, Kingman L. Hitz resigned, and all operations were moved to Mena, Arkansas. Director Gail W. Holderman resigned shortly thereafter. Mr. Guarino was appointed with the official title of President in May of 1995, and was also appointed as a Director, along with William Hanlon and Roger Tichenor. Kingman Hitz had not received notice of any meetings, and subsequently resigned as a director in July of 1995. In early 1996, a partnership controlled by Mr. Arch foreclosed on the Company's property and equipment which had been pledged for loans received from the partnership.

         In June of 1996, Mr. Guarino, Mr. Hanlon, and Mr. Tichenor resigned all of their positions with the Company, and Mr. Arch entered into agreements with Mr. Guarino and Mr. Tichenor to purchase all of the Class A Common shares which had been previously issued to them.

         Mr. Arch elected to resume operations at Mena, Arkansas on June 1, 1996. Ore production was commenced in early September, 1996. Management determined that the operation could not be profitable and operations were terminated.

         In November, 2000 Frank G. Dickey, Jr. was elected President of Equity AU, Inc. Unable to find a suitable company for merger or acquisition, the Company changed its name to Equity Technologies & Resources, Inc. and continued to seek a merger or acquisition candidate. In December, 2000 Verified Prescription Safeguards, Inc. was acquired. It will be operated as a wholly owned subsidiary as a solution provider for the prescription drug industry.

Item 2.  Properties.

         The Company's executive offices are located at 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502. It's telephone number is (859) 268-4446.

         Title to certain tracts of land in Polk County, Arkansas are still registered to Equity AU, Inc.

Item 3.  Legal Proceedings.

         There are no pending legal proceedings in which the Company is involved

Item 4.  Submission of Matters to a Vote of Security Holders.

         On July 21, 2000  the  Company   held  a special meeting  of
Shareholders and Directors. The record owners of more than eighty (80%) percent of the outstanding shares of common stock approved a one to fifty (1:50) reverse split of its outstanding Class A Common Stock. The reverse split was effected on August 4, 2000.

Item 5.  Market for Common Equity & Related Stockholder Matters.

         The Class A Common Stock of Equity Technologies & Resources is currently traded under the symbol "ETCR" on the OTC:BB exchange.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On August 7, 2000 the Company issued 6,000,000 shares to the President of the Company for services rendered. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

         Statements made or incorporated in this report include a number of forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2000 compared to the Year Ended December 31,
1999.

         During the year ended December 31, 2000 the Company had no operations. General and administrative expenses were $3,168,474 for the year of 2000. Expenses include the rental of office space and consulting fees to keep the corporation current. The Company recorded a net loss of $3,168,474in 2000, compared to $178,877 in 1999.

For the Year Ended December 31, 1999 compared to the Year Ended December 31,
1998.

         During the year ended December 31, 1999 the Company had no operations. General and administrative expenses increased $10,598, or 7%, to $157,286 during fiscal 1999 from $146,688 during fiscal 1998. The Company experienced a net loss of $178,877 in fiscal 1999 compared with a net loss of $150,823 in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had $4,712 in assets and total stockholders deficit of $(1,259,303) compared with total assets of $1,011 and total stockholders deficit of $(321,325) at December 31, 1999. The Company borrowed $18,300 from the President and $121,300 from other sources for general operating expenses. The President and others have been paying the expenses of the Company until the company or its subsidiary can commence business. There is no assurance that the President and others can or will, continue to fund the company and no assurance as to when or if the company or its subsidiary will be able to begin operations.

         At December 31, 2000, the Company had total assets of $4,712 and total stockholders deficit of $(1,259,303) compared with total assets of $1,011 and total stockholders deficit of $(321,335) at December 31, 1999.

Item 7.  Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the pages listed below, as part of Item 7 of this report.

              Document ............................................     Page

              Balance Sheet........................................     F-4

              Statement of Operations..............................     F-5

              Statement of Stockholder's Equity....................    F-6 to 10

              Statement of Cash Flows..............................    F-11,12

              Notes to Financial Statements........................   F-13 to 20

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been no changes in or disagreements with Accountants on any accounting or financial disclosure matters. The Financial Statements have been audited by HJ & Associates, LLC, 50 South Main Street, Suite 1450, Salt Lake City, Utah 84144.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

                                 C O N T E N T S

Independent Auditors' Report............................................ F-3

Consolidated Balance Sheet.............................................. F-4

Consolidated Statements of Operations................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)............... F-6

Consolidated Statements of Cash Flows................................... F-11

Notes to the Consolidated Financial Statements.......................... F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Equity Technologies & Resources, Inc. and Subsidiary
(A Development Stage Company)
Lexington, Kentucky

We have audited the accompanying consolidated balance sheet of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 1, 1994 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and from inception of the development stage on January 1, 1994 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company is a development stage company with recurring losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2001

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            Consolidated Balance Sheet

                                                      ASSETS

                                                                                                  December 31,
                                                                                                     2000
                                                                                               -----------------
CURRENT ASSETS
   Cash                                                                                        $             653
   Notes receivable, net                                                                                   4,059
                                                                                               -----------------

     Total Current Assets                                                                                  4,712
                                                                                               -----------------

     TOTAL ASSETS                                                                              $           4,712
                                                                                               =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                                            $         103,584
   Accrued expenses                                                                                      690,831
   Dividends payable (Note 5)                                                                             30,000
   Notes payable (Note 4)                                                                                122,900
   Notes payable - related party (Note 4)                                                                316,700
                                                                                               -----------------
     Total Current Liabilities                                                                         1,264,015
                                                                                               -----------------
     Total Liabilities                                                                                 1,264,015
                                                                                               -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                                      50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, 40,000 shares issued and outstanding                                                      40,000
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                                         -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 2,121,907 shares issued and outstanding                                                    2,122
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                                      1,000
   Additional paid-in capital                                                                         14,628,730
   Accumulated deficit                                                                               (15,981,155)
                                                                                               -----------------
     Total Stockholders' Equity (Deficit)                                                             (1,259,303)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $           4,712
                                                                                               =================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Operations


                                                                                                       From
                                                                                                  Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                                  For the Years Ended              on January 1,
                                                                      December 31,                 1994 Through
                                                        --------------------------------------      December 31,
                                                                2000                1999                2000
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           -       $           -       $           -
                                                        ------------------  ------------------  ------------------
EXPENSES
   General and administrative                                    3,168,474             157,285           3,582,846
                                                        ------------------  ------------------  ------------------
     Total Expenses                                              3,168,474             157,285           3,582,846
                                                        ------------------  ------------------  ------------------
LOSS FROM OPERATIONS                                            (3,168,474)           (157,285)         (3,582,846)
                                                        ------------------  ------------------  ------------------
OTHER INCOME (EXPENSE)
   Interest income                                                      59              -                       59
   Interest expense                                                (44,700)            (21,592)            (75,533)
                                                        ------------------  ------------------  ------------------
     Total Other Income (Expense)                                  (44,641)            (21,592)            (75,474)
                                                        ------------------  ------------------  ------------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                                     (3,213,115)           (178,877)         (3,658,320)

LOSS ON DISCONTINUED
 OPERATIONS                                                         -                   -               (3,870,504)
                                                        ------------------  ------------------  ------------------
NET LOSS                                                $       (3,213,115) $         (178,877) $       (7,528,824)
                                                        ==================  ==================  ==================
BASIC LOSS PER SHARE                                    $            (2.34) $            (0.90)
                                                        ==================  ==================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       1,371,955             199,447
                                                        ==================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                             Consolidated Statements of Stockholders' Equity (Deficit)
                  From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                       Preferred Stock - A          Preferred Stock - B            Preferred Stock - C
                                 ----------------------------   ----------------------------   ---------------------------
                                     Shares          Amount         Shares          Amount        Shares          Amount
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance, January 1, 1994              148,000    $    148,000         78,500    $     78,500        -        $      -

Preferred stock issued for
 cash at $1.00 per share               -               -             203,500         203,500         6,000           6,000

Preferred stock issued for
 services at $1.00 per share           -               -               6,200           6,200         4,200           4,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1994                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1995                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1996                    148,000         148,000        288,200         288,200        10,200          10,200

Shares converted to
 Class A common stock                  -               -              (5,000)         (5,000)       -               -

Shares converted to
 Class A common stock                  -               -             (11,000)        (11,000)       -               -

Canceled shares                       (98,000)        (98,000)      (272,200)       (272,200)      (10,200)        (10,200)
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1997                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Balance,
 December 31, 1998                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Balance,
 December 31, 1999                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Shares issued as
 consideration for purchase
 of subsidiary (Note 1)                -               -              40,000          40,000        -               -
                                 ------------    ------------   ------------    ------------   -----------   --------
Balance,
 December 31, 2000                     50,000    $     50,000         40,000    $     40,000   $    -        $      -
                                 ============    ============   ============    ============   ===========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                       From Inception of the Development Stage on January 1, 1994 to December 31, 2000




                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------      -------
Balance
 January 1, 1994                       11,425    $         12        100,000    $      1,000  $  11,217,192  $  (8,390,740)

Common stock issued for
 services at $135.87 per share            700               1         -               -              95,105         -

Common stock issued for
 services at $499.70 per share             92          -              -               -              45,979         -

Common stock issued for
 dividends at $553.66 per share            32          -              -               -              17,717         -

Net loss for the year ended
 December 31, 1994                     -               -              -               -              -          (3,563,526)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance,
 December 31, 1994                     12,249              13        100,000           1,000     11,375,993    (11,954,266)

Common stock issued for
 cash at $34.02 per share               5,416               5         -               -             184,295         -

Common stock issued for
 services at $52.50 per
 share                                    500          -              -               -              26,250         -

Common stock issued for
 dividends at $553.66 per
 share                                     32          -              -               -              17,717        (17,717)

Common stock issued for
 dividends at $548.15 per
 share                                     27          -              -               -              14,800        (14,800)

Net loss for the year ended
 December 31, 1995                     -               -              -               -              -            (212,633)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance,
 December 31, 1995                     18,224              18        100,000           1,000     11,619,055    (12,199,416)

Net loss for the year ended
 December 31, 1996                     -               -              -               -              -             (61,828)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1996                     18,224    $         18        100,000    $      1,000  $  11,619,055  $ (12,261,244)
                                 ------------    ------------   ------------    ------------  -------------  -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                       From Inception of the Development Stage on January 1, 1994 to December 31, 2000




                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------      -------
Balance
 December 31, 1996                     18,224    $         18        100,000    $      1,000  $  11,619,055  $ (12,261,244)

Stock issued in exchange
 for preferred B stock at
 $312.50 per share                         16          -              -               -               5,000         -

Fractional shares issued                    6          -              -               -                   1         -

Stock issued for services
 at $3.00 per share                     4,000               4         -               -              11,996         -

Stock issued for debt
 at $10.00 per share                    5,150               5         -               -              51,495         -

Stock issued for services
 at $4.95 per share                    20,590              21         -               -             101,979         -

Stock issued for services
 at $3.00 per share                       400          -              -               -               1,200         -

Stock issued in exchange
 for preferred B stock
 at $343.75 per share                      32          -              -               -              11,000         -

Contributed capital on

 cancellation of shares                  (168)         -              -               -             388,793         -

Net loss for the year ended
 December 31, 1997                     -               -              -               -              -            (115,504)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                     48,250    $         48        100,000    $      1,000  $  12,190,519  $ (12,376,748)
                                 ------------    ------------   ------------    ------------  -------------  -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                       From Inception of the Development Stage on January 1, 1994 to December 31, 2000




                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------      -------
Balance
 December 31, 1997                     48,250    $         48        100,000    $      1,000  $  12,190,519  $ (12,376,748)

Reversal of cancellation of
 common A shares                        4,280               4         -               -                  (4)        -

Shares issued at $3.15 per
 share to repay note payable            1,737               2         -               -               5,468         -

Shares issued to officer at
 $3.15 per shares for consulting
 services rendered                        137          -              -               -                 431         -

Shares issued at $3.15 per
 share to officer for consulting
 services rendered                     22,480              22         -               -              71,132         -

Shares issued at $3.15 per
 share to officer for consulting
 services rendered                      2,563               3         -               -               8,080         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered         120,000             120         -               -              58,338         -

Net loss for the year ended
 December 31, 1998                     -               -              -               -              -            (150,873)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, December 31, 1998            199,447             199       100,000            1,000     12,333,964    (12,527,621)

Net loss for the year ended
 December 31, 1999                     -               -              -               -              -            (178,877)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, December 31, 1999            199,447             199        100,000           1,000     12,333,964    (12,706,498)

Common stock issued at
 $7.00 for services rendered          166,628             168         -               -            1,166,230        -

Common stock issued for
services at $0.14 per share           550,000             550         -               -              76,450         -

Common shares canceled             (6,000,000)         (6,000)        -               -             (52,458)       (61,542)

Common stock issued for
 services at $0.14 per share        6,000,000           6,000         -               -             834,000         -

Fractional shares issued                  832          -              -               -              -              -
                                 ------------    ------------   ------------    ------------  -------------  --------
Balance Forward                       916,907    $        917        100,000    $      1,000  $  14,358,186  $ (12,768,040)
                                 ------------    ------------   ------------    ------------  -------------  -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                       From Inception of the Development Stage on January 1, 1994 to December 31, 2000




                                        Class A Common                 Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------      -------
Balance Forward                       916,907    $        917        100,000    $      1,000  $  14,358,186  $ (12,768,040)

Common shares issued for
 services at $0.14 per share          800,000             800         -               -             111,200         -

Common shares canceled               (120,000)           (120)        -               -                 120         -

Common shares canceled               (100,000)           (100)        -               -                 100         -

Common stock issued for
 services at $0.29 per share          275,000             275         -               -              79,475         -

Preferred shares issued
as consideration for purchase
of subsidiary                                 -                 -     -               -             (40,000)        -

Common stock issued for
 cash at $0.25 per share               90,000              90         -               -              22,410         -

Common shares issued for
 services at $0.375 per share         100,000             100         -               -              37,399         -

Common stock issued for
 services at $0.375 per share         160,000             160         -               -              59,840         -

Net loss for the year ended
 December 31, 2000                     -               -              -               -              -          (3,213,115)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, December 31, 2000          2,121,907    $      2,122        100,000    $      1,000  $  14,628,730  $ (15,981,155)
                                 ============    ============   ============    ============  =============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows


                                                                                                     From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                                  For the Years Ended              on January 1,
                                                                     December 31,                  1994 Through
                                                        --------------------------------------      December 31,
                                                                2000                1999                2000
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $       (3,213,115) $         (178,877) $       (7,528,824)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                            2,372,646              -                2,657,463
     Preferred stock issued for services                            -                   -                   10,400
     Depreciation and amortization                                  -                   -                   70,532
     Bad debt expense                                                7,000              -                  136,240
     Discontinued operations                                        -                   -                2,820,586
     Dividend expense                                               -                   -                   29,801
   Changes in operating assets and liabilities:

   Decrease in accounts receivable                                  -                   -                   20,921
   Increase (decrease) in accounts payable                         659,160              18,027             660,786
   Increase (decrease) in accrued expenses                          40,410              26,537             102,673
                                                        ------------------  ------------------  ------------------
     Net Cash Used by Operating Activities                        (133,899)           (134,313)         (1,019,422)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                                    (11,059)             -                  (11,059)
   Purchase of equipment                                            -                   -                   (3,201)
   Sale of land                                                     -                   -                   64,000
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Investing Activities                     (11,059)             -                   49,740
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock for cash                                    22,500              -                  310,300
   Sale of preferred stock                                          -                   -                  209,500
   Proceeds from long-term debt                                    132,100             130,500             466,035
   Principle payments on long-term debt                            (10,000)             -                  (15,500)
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Financing Activities                     144,600             130,500             970,335
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                       (358)             (3,813)                653

CASH AT BEGINNING OF PERIOD                                          1,011               4,824              -
                                                        ------------------  ------------------  -------------

CASH AT END OF PERIOD                                   $              653  $            1,011  $              653
                                                        ==================  ==================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                 Consolidated Statements of Cash Flows (Continued)


                                                                                                     From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                                  For the Years Ended              on January 1,
                                                                     December 31,                  1994 Through
                                                        --------------------------------------      December 31,
                                                                2000                1999                2000
                                                        ------------------  ------------------  ------------------
Cash paid during the year for:
   Interest                                             $           -       $           -       $            8,509
   Income taxes                                         $           -       $           -       $           -

NON-CASH FINANCING:
   Common stock issued for services                     $        2,372,646  $           -       $        2,657,463
   Preferred stock issued for services                  $           -       $           -       $           10,400
   Common stock issued for dividends                    $           -       $           -       $           50,234
   Paid-in capital through cancellation of
    preferred stock                                     $           -       $           -       $          380,400
   Common stock issued for debt                         $           -       $           -       $          115,428

        The accompanying notes are an integral part of these consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      NATURE OF ORGANIZATION

              The consolidated financial statements presented are those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. Collectively, they are referred to herein as "the Company." The Company was organized on March 4, 1988 as a Delaware corporation under the name Sherry Lynn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.

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

              In January 2000, the Company changed its name from Equity AU, Inc. to Equity Technologies & Resources, Inc.

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

              On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class-B voting preferred stock. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology. Management intends to us the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class-B preferred shares redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. Since no revenues have been generated and payment is to be paid from future revenues, the acquisition was recorded at a $-0- value. The Company is contingently liable for the $20,000,000 purchase price if sufficient revenues are generated. If and when the liability is recorded in the future, corresponding goodwill will also be recorded.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Accounting Method

              The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              b.  Use of Accounting Estimates

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

              c.  Basic Loss Per Share

              The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. The Company's preferred shares have been excluded from the basic net loss per share calculation as they are antidilutive.

                                   For the Year Ended
                                   December 31, 2000
              ---------------------------------------------------------
                    Loss                Shares             Per Share
                   (Numerator)         (Denominator)        Amount

              $       (3,213,115) $        1,371,955  $            (2.34)
              ==================  ==================  ==================


                                    For the Year Ended
                                     December 31, 1999
              ---------------------------------------------------------
                    Loss                Shares             Per Share
                   (Numerator)         (Denominator)        Amount

              $         (178,877)            199,447  $            (0.90)
              ==================  ==================  ==================


              d.  Provision for Taxes

              At  December  31,  2000,   the  Company  had  net  operating  loss
              carryforwards of approximately $7,600,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes (continued)

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                          --------------------------------------
                                                                                 2000               1999
                                                                          ------------------   -----------------
              Income tax benefit at statutory rate                        $        2,888,000   $       1,667,016
              Change in valuation allowance                                       (2,888,000)         (1,667,016)
                                                                          ------------------   -----------------
                                                                          $           -        $          -
                                                                          ==================   =================
              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                                                     For the Years Ended
                                                                                        December 31,
                                                                          --------------------------------------
                                                                                 2000               1999
                                                                          ------------------   -----------------
              Income tax benefit at statutory rate                        $        1,220,984   $          67,973
              Change in valuation allowance                                       (1,220,984)            (67,973)
                                                                          ------------------   -----------------
                                                                          $           -        $          -
                                                                          ==================   ==================

              e.  Revenue Recognition

              The Company currently has no ongoing source of revenues. Revenue recognition policies will be determined when principal operations begin.

              f.  Principles of Consolidation

              The accompanying consolidated financial statements include those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. All intercompany accounts and transactions have been eliminated.

              g.  Cash and Cash Equivalents

              For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3  -     CONTINGENCIES AND COMMITMENTS

              The Company owed $65,300 as of December 31, 2000 in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

              On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued to. Management canceled these shares which resulted in contributed capital of $8,394.

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

              During the year ended December 31, 2000, the Company received a loan from an unrelated party for $75,000. As part of the agreement, the Company guaranteed payment from a third party to the same creditor for an additional $75,000. Should the third party default on the loan, the Company may be held liable for the $75,000 plus accrued interest.

NOTE 4 -      NOTES PAYABLE

              Notes payable of the Company are as follows:

                                                                                                    December 31,
                                                                                                        2000
                                                                                                ------------------
              Unsecured notes payable to a related party, past due, bearing
               12% interest.                                                                    $          165,500

              Unsecured  promissory  notes  bearing  interest  at 10%.  Interest payable  annually in either stock or cash,  or both.  The lenders may earn bonus distributions based on the productivity of mining
               operations.  Due on demand.                                                                   6,000

              Non-interest bearing notes payable to various parties, secured by
               guarantees of common stock. Due on demand.                                                  116,900

              Unsecured notes payable to various related parties.
                Due on demand.                                                                             151,200
                                                                                                ------------------
              Balance forward                                                                   $          439,600
                                                                                                ------------------


              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 4 -      NOTES PAYABLE (Continued)
                                                                                                    December 31,
                                                                                                       2000
                                                                                                ------------------
              Balance forward                                                                   $          439,600

              Less related party notes                                                                    (316,700)
                                                                                                ------------------
              Total notes payable                                                                          122,900

              Less current portion                                                                        (122,900)
                                                                                                ------------------
              Total Long-Term Debt                                                              $           -
                                                                                                ==================
              Scheduled maturities of notes payable are as follows:
                    2001                                                                        $          439,600
                                                                                                ==================

NOTE 5 -      CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $30,000 and $25,000 at December 31, 2000 and 1999,
              respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at December 31, 2000.

              Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

              b.  Preferred Stock - Class B

              The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $-0- at December 31, 2000. These preferred shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all the outstanding shares of Verified Prescription Safeguards, Inc. (Note 1).

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 -      CAPITAL STOCK (Continued)

              c.  Preferred Stock - Class C

              The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at December 31, 2000. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at December 31, 2000. Management canceled all outstanding shares and related dividends payable in 1997.

              d.  Common Stock - Class A

              The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 2,121,907 shares outstanding as of December 31, 2000.

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

              In June 2000, the Company issued 8,331,408 shares of its series A common stock to related parties at $0.14 per share as consideration for services rendered. The shares were valued at fair market value at the time of the issuance.

              In July 2000, the Company elected to reverse-split its series A common shares on a 1:50 basis, leaving 306,700 shares issued and outstanding after the split. All previously issued shares have been retroactively restated in the accompanying statement of stockholders' equity to reflect this stock split.

              In August 2000, the Company reacquired 6,000,000 shares of common stock from a director in exchange for a promissory note for $120,000 payable to the director. The 6,000,000 shares were subsequently canceled.

              In August 2000, the Company issued 7,350,000 post-split shares of Series A common stock for services rendered. The shares were valued at $0.14 per share, which was the fair market value of the shares at the date of the issuance.

              In October 2000, the Company elected to cancel 220,000 shares of its Series A common stock.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 -      CAPITAL STOCK (Continued)

              d.  Common Stock - Class A (Continued)

                    In November and December of 2000, the Company issued 535,000 shares in exchange for services rendered. The shares were valued at $0.25 - $0.38 per share based upon the market value of the stock at the issuance dates.

              In November 2000, the Company issued 90,000 shares of its Series A common stock for $22,500 in cash.

              e.  Common Stock - Class B

              The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of December 31, 2000. All Class B shares of common stock are held by a director at December 31, 2000.

NOTE 6 -      RELATED PARTY TRANSACTIONS

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

              On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is a director of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During the year, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. At December 31, 2000, the principal balance on this note remained at $165,000.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 7 -      GOING CONCERN

              The Company has limited operations and has not been able to develop an ongoing, reliable source of revenues to fund its existence. The Company's day-to-day expenses have been covered by cash obtained from the issuance of stock, and by proceeds from notes payable. The adverse effect on the Company's results of operation due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.

              These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of Verified Prescription Safeguards, Inc., which management believes will provide opportunities for growth within the internet prescription drug industry.

              Additional funding will be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

              The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

                                          EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                       (Registrant)

                                          BY:  /s/  Frank G. Dickey, Jr.
                                              ------------------------------
                                              Frank G. Dickey, Jr., President

Dated:     April 11, 2001