Form 10KSB/A
period 2000-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2001-05-11
CIK 830741

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

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
                                                                                               -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                                      50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, 40,000 shares issued and outstanding                                                      40,000
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                                         -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 2,121,907 shares issued and outstanding                                                    2,122
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                                      1,000
   Additional paid-in capital                                                                         14,628,730
   Accumulated deficit prior to the development stage                                                 (8,390,740)
   Deficit accumulated during the development stage                                                   (7,590,415)
                                                                                               -----------------
     Total Stockholders' Equity (Deficit)                                                             (1,259,303)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $           4,712
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

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Operations


                                                                                                       From
                                                                                                  Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                                  For the Years Ended              on January 1,
                                                                      December 31,                 1994 Through
                                                        --------------------------------------      December 31,
                                                                2000                1999                2000
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           -       $           -       $           -
                                                        ------------------  ------------------  ------------------
EXPENSES
   General and administrative                                    3,168,474             157,285           3,550,378
                                                        ------------------  ------------------  ------------------
     Total Expenses                                              3,168,474             157,285           3,582,846
                                                        ------------------  ------------------  ------------------
LOSS FROM OPERATIONS                                            (3,168,474)           (157,285)         (3,582,846)
                                                        ------------------  ------------------  ------------------
OTHER INCOME (EXPENSE)
   Interest income                                                      59              -                       59
   Interest expense                                                (44,700)            (21,592)            (75,533)
                                                        ------------------  ------------------  ------------------
     Total Other Income (Expense)                                  (44,641)            (21,592)            (75,474)
                                                        ------------------  ------------------  ------------------
LOSS BEFORE DISCONTINUED
 OPERATIONS                                                     (3,213,115)           (178,877)         (3,625,852)

LOSS ON DISCONTINUED
 OPERATIONS                                                         -                   -               (3,870,504)
                                                        ------------------  ------------------  ------------------
NET LOSS                                                $       (3,213,115) $         (178,877) $       (7,496,356)
                                                        ==================  ==================  ==================
BASIC LOSS PER SHARE                                    $            (2.34) $            (0.90)
                                                        ==================  ==================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       1,371,955             199,447
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

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows


                                                                                                     From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                      Stage
                                                                  For the Years Ended              on January 1,
                                                                     December 31,                  1994 Through
                                                        --------------------------------------      December 31,
                                                                2000                1999                2000
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $       (3,213,115) $         (178,877) $       (7,590,415)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                            2,372,646              -                2,657,463
     Preferred stock issued for services                            -                   -                   10,400
     Depreciation and amortization                                  -                   -                   70,532
     Bad debt expense                                                7,000              -                  136,240
     Discontinued operations                                        -                   -                2,820,586
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                                  -                   -                   20,921
   Increase (decrease) in accounts payable                         659,160              18,027             752,178
   Increase (decrease) in accrued expenses                          40,410              26,537             102,673
                                                        ------------------  ------------------  ------------------
     Net Cash Used by Operating Activities                        (133,899)           (134,313)         (1,019,422)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                                    (11,059)             -                  (11,059)
   Purchase of equipment                                            -                   -                   (3,201)
   Sale of land                                                     -                   -                   64,000
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Investing Activities                     (11,059)             -                   49,740
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock for cash                                    22,500              -                  310,300
   Sale of preferred stock                                          -                   -                  209,500
   Proceeds from long-term debt                                    132,100             130,500             466,035
   Principle payments on long-term debt                            (10,000)             -                  (15,500)
                                                        ------------------  ------------------  ------------------
     Net Cash Provided by Financing Activities                     144,600             130,500             970,335
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                       (358)             (3,813)                653

CASH AT BEGINNING OF PERIOD                                          1,011               4,824              -
                                                        ------------------  ------------------  -------------

CASH AT END OF PERIOD                                   $              653  $            1,011  $              653
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

              On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class-B voting preferred stock. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology. Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class-B preferred stock, redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share, payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time.

              Since no revenues have been generated and payment is to be paid from future revenues, the acquisition was recorded at a $-0-value. The Company is contingently liable for the $20,000,000 purchase price if sufficient revenues are generated. If and when the liability is recorded in the future, corresponding goodwill will also be recorded.

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

Dated: May 4, 2001