Form 10QSB
period 2001-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2001-05-21
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

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

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of March 31, 2001
Class A Common Stock, par value $.001                 3,629,407

                                TABLE OF CONTENTS

Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - March 31, 2001                                    4

         Statements of Operations and Accumulated Deficit Three
         months ended March 31, 2001                                        5

         Statements of Stockholders Equity (Deficit)--January 1,
         1994 (Inception of Development Stage) through March 31, 2001      6-11

         Statements of Cash Flows - March 31, 2001                        12-13

         Notes to Financial Statements                                     14

                                     PART I

Item 1.           Financial Statements

         The following, reviewed Financial Statements for the three month period ended March 31, 2001 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals. The independent accounting firm of HJ & Associates (formerly Jones, Jensen & Company), Salt Lake City, Utah reviewed these Financial Statements.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets

                                                      ASSETS

                                                                               March 31,          December 31,
                                                                                 2001                2000
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                                    $              207  $             653
   Notes receivable, net                                                                4,059              4,059
                                                                           ------------------  -----------------
     Total Current Assets                                                               4,266              4,712
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $            4,266  $           4,712
                                                                           ==================  =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                        $          120,495  $         103,584
   Accrued expenses                                                                   701,834            690,831
   Dividends payable (Note 5)                                                          31,250             30,000
   Notes payable (Note 4)                                                             122,900            122,900
   Notes payable - related party (Note 4)                                             316,700            316,700
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      1,293,179          1,264,015
                                                                           ------------------  -----------------

     Total Liabilities                                                              1,293,179          1,264,015
                                                                           ------------------  -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                   50,000             50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, 40,000 shares issued and outstanding                                   40,000             40,000
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                      -                  -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 3,269,407 shares issued and outstanding                                 3,070              2,122
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                   1,000              1,000
   Additional paid-in capital                                                      14,827,532         14,628,730
   Accumulated deficit prior to the development stage                              (8,390,740)        (8,390,740)
   Deficit accumulated during the development stage                                (7,819,775)        (7,590,415)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,288,913)        (1,259,303)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $            4,266  $           4,712
                                                                           ==================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                                                        From
                                                                                                   Inception of the
                                                                                                     Development
                                                                                                       Stage
                                                             For the Three Months Ended             on January 1,
                                                                       March 31,                    1994 Through
                                                        --------------------------------------       March 31,
                                                                 2001                2000              2001
                                                        ------------------  ------------------  ------------------
REVENUES                                                $           -       $           -       $           -
                                                        ------------------  ------------------  ------------------
EXPENSES
   General and administrative                                      218,357              35,145           3,862,735
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                218,357              35,145           3,862,735
                                                        ------------------  ------------------  ------------------

LOSS FROM OPERATIONS                                              (218,357)            (35,145)         (3,862,735)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                  -                   -                       59
   Interest expense                                                (11,003)             (4,678)            (86,536)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  (11,003)             (4,678)            (86,477)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                                       (229,360)            (39,823)         (3,949,271)

LOSS ON DISCONTINUED
 OPERATIONS                                                         -                   -               (3,870,504)
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $         (229,360) $          (39,823) $       (7,819,775)
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE                                    $            (0.09) $            (0.20)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       2,648,715             199,447
                                                        ==================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                             Consolidated Statements of Stockholders' Equity (Deficit)
                   From Inception of the Development Stage on January 1, 1994 to March 31, 2001


                                       Preferred Stock - A           Preferred Stock - B          Preferred Stock - C
                                 ----------------------------   ----------------------------   ---------------------------
                                     Shares          Amount         Shares          Amount        Shares          Amount
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance, January 1, 1994              148,000    $    148,000         78,500    $     78,500        -        $      -

Preferred stock issued for
 cash at $1.00 per share               -               -             203,500         203,500         6,000           6,000

Preferred stock issued for
 services at $1.00 per share           -               -               6,200           6,200         4,200           4,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1994                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1995                    148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance
 December 31, 1996                    148,000         148,000        288,200         288,200        10,200          10,200

Shares converted to
 Class A common stock                  -               -              (5,000)         (5,000)       -               -

Shares converted to
 Class A common stock                  -               -             (11,000)        (11,000)       -               -

Canceled shares                       (98,000)        (98,000)      (272,200)       (272,200)      (10,200)        (10,200)
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance
 December 31, 1997                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance,
 December 31, 1998                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance,
 December 31, 1999                     50,000          50,000         -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------
Shares issued as
 consideration for purchase
 of subsidiary (Note 1)                -               -              40,000          40,000        -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance,
 December 31, 2000                     50,000          50,000         40,000          40,000        -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance, March 31, 2001
 (unaudited)                           50,000    $     50,000         40,000    $     40,000   $    -        $
                                 ============    ============   ============    ============   ===========   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2001


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 January 1, 1994                       11,425    $         12        100,000    $      1,000  $  11,217,192  $  (8,390,740)

Common stock issued for
 services at $135.87 per share            700               1         -               -              95,105         -

Common stock issued for
 services at $499.70 per share             92          -              -               -              45,979         -

Common stock issued for
 dividends at $553.66 per share            32          -              -               -              17,717         -

Net loss for the year ended
 December 31, 1994                     -               -              -               -              -          (3,563,526)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance,
 December 31, 1994                     12,249              13        100,000           1,000     11,375,993    (11,954,266)

Common stock issued for
 cash at $34.02 per share               5,416               5         -               -             184,295         -

Common stock issued for
 services at $52.50 per
 share                                    500          -              -               -              26,250         -

Common stock issued for
 dividends at $553.66 per
 share                                     32          -              -               -              17,717        (17,717)

Common stock issued for
 dividends at $548.15 per
 share                                     27          -              -               -              14,800        (14,800)

Net loss for the year ended
 December 31, 1995                     -               -              -               -              -            (212,633)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance,
 December 31, 1995                     18,224              18        100,000           1,000     11,619,055    (12,199,416)

Net loss for the year ended
 December 31, 1996                     -               -              -               -              -             (61,828)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1996                     18,224    $         18        100,000    $      1,000  $  11,619,055  $ (12,261,244)
                                 ------------    ------------   ------------    ------------  -------------  -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2001


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
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

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2001


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                     48,250    $         48        100,000    $      1,000  $  12,190,519  $ (12,376,748)

Reversal of cancellation of
 common A shares                        4,280               4         -               -                  (4)        -

Shares issued at $3.15 per
 share to repay note payable            1,737               2         -               -               5,468         -

Shares issued to officer at
 $3.15 per shares for consulting
 services rendered                        137          -              -               -                 431         -

Shares issued at $3.15 per
 share to officer for consulting
 services rendered                     22,480              22         -               -              71,132         -

Shares issued at $3.15 per
 share to officer for consulting
 services rendered                      2,563               3         -               -               8,080         -

Shares issued to officer to
 pay off note payable for
 consulting services rendered         120,000             120         -               -              58,338         -

Net loss for the year ended
 December 31, 1998                     -               -              -               -              -            (150,873)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1998            199,447             199       100,000            1,000     12,333,964    (12,527,621)

Net loss for the year ended
 December 31, 1999                     -               -              -               -              -            (178,877)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1999            199,447             199        100,000           1,000     12,333,964    (12,706,498)

Common stock issued at
 $7.00 for services rendered          166,628             168         -               -            1,166,230        -

Common stock issued for
services at $0.14 per share           550,000             550         -               -              76,450         -

Common shares canceled             (6,000,000)         (6,000)        -               -             (52,458)       (61,542)

Common stock issued for
 services at $0.14 per share        6,000,000           6,000         -               -             834,000         -

Fractional shares issued                  832          -              -               -              -              -
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                       916,907    $        917        100,000    $      1,000  $  14,358,186  $ (12,768,040)
                                 ------------    ------------   ------------    ------------  -------------  -------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                  EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2001


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                       916,907    $        917        100,000    $      1,000  $  14,358,186  $ (12,768,040)

Common shares issued for
 services at $0.14 per share          800,000             800         -               -             111,200         -

Common shares canceled               (120,000)           (120)        -               -                 120         -

Common shares canceled               (100,000)           (100)        -               -                 100         -

Common stock issued for
 services at $0.29 per share          275,000             275         -               -              79,475         -

Preferred shares issued
 as consideration for purchase
 of subsidiary                          -                 -           -               -             (40,000)        -

Common stock issued for
 cash at $0.25 per share               90,000              90         -               -              22,410         -

Common shares issued for
 services at $0.375 per share         100,000             100         -               -              37,399         -

Common stock issued for
 services at $0.375 per share         160,000             160         -               -              59,840         -

Net loss for the year ended
 December 31, 2000                     -               -              -               -              -          (3,213,115)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 2000          2,121,907           2,122        100,000           1,000     14,628,730    (15,981,155)

Common stock issued for cash
 at $0.20 per share (unaudited)         2,500               3         -               -                 497         -

Common stock issued for cash
 at $0.25 per share (unaudited)        45,000              45         -               -              11,205         -

Common stock issued for
 services at $0.20 per share
 (unaudited)                          600,000             600         -               -             119,400         -

Common stock issued for
 services at $0.28 per share
 (unaudited)                          200,000             200         -               -              55,800         -

Common stock issued for
 services at $0.06 per share
 (unaudited)                          200,000             200         -               -              11,800         -
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                     3,169,407    $      3,170        100,000    $      1,000  $  14,827,437  $ (15,981,155)
                                 ------------    ------------   ------------    ------------  -------------  -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                (A Development Stage Company)
                            Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        From Inception of the Development Stage on January 1, 1994 to March 31, 2001


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                     3,169,407    $      3,170        100,000    $      1,000  $  14,827,437  $ (15,981,155)

Common shares canceled
 (unaudited)                         (100,000)           (100)        -               -                 100         -

Net loss for the three months
 ended March 31, 2001
 (unaudited)                           -               -              -               -              -            (229,360)
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, March 31, 2001
 (unaudited)                        3,069,407    $      3,070        100,000    $      1,000  $  14,827,532  $ (16,210,515)
                                 ============    ============   ============    ============  =============  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                                      From
                                                                                                 Inception of the
                                                                                                   Development
                                                                                                      Stage
                                                               For the Three Months Ended          on January 1,
                                                                        March 31,                  1994 Through
                                                        --------------------------------------       March 31,
                                                                2001                2000                2001
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $         (229,360) $          (39,823) $       (7,819,775)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                              188,000              -                2,845,463
     Preferred stock issued for services                            -                   -                   10,400
     Depreciation and amortization                                  -                   -                   70,532
     Bad debt expense                                               -                   -                  136,240
     Discontinued operations                                        -                   -                2,820,586
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                                -                   -                   20,921
     Increase (decrease) in accounts payable                       16,911               8,026             769,089
     Increase (decrease) in accrued expenses                       12,253               5,221             114,926
                                                        ------------------  ------------------  ------------------

     Net Cash Used by Operating Activities                         (12,196)            (26,576)         (1,031,618)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                                     -                   -                  (11,059)
   Purchase of equipment                                            -                   -                   (3,201)
   Sale of land                                                     -                   -                   64,000
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Investing Activities                      -                   -                   49,740
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock for cash                                    11,750              -                  322,050
   Sale of preferred stock                                          -                   -                  209,500
   Proceeds from long-term debt                                     -                   26,200             466,035
   Principle payments on long-term debt                             -                   -                  (15,500)
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Financing Activities                      11,750              26,200             982,085
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                       (446)               (376)                207

CASH AT BEGINNING OF PERIOD                                            653               1,011              -
                                                        ------------------  ------------------  -------------

CASH AT END OF PERIOD                                   $              207  $              635  $              207
                                                        ==================  ==================  ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                 Consolidated Statements of Cash Flows (Continued)
                                                    (Unaudited)


                                                                                                      From
                                                                                                 Inception of the
                                                                                                   Development
                                                                                                      Stage
                                                               For the Three Months Ended          on January 1,
                                                                        March 31,                  1994 Through
                                                        --------------------------------------       March 31,
                                                                2001                2000                2001
                                                        ------------------  ------------------  ------------------
Cash paid during the year for:
   Interest                                             $           -       $           -       $            8,509
   Income taxes                                         $           -       $           -       $           -

NON-CASH FINANCING:
   Common stock issued for services                     $          188,000  $           -       $        2,845,463
   Preferred stock issued for services                  $           -       $           -       $           10,400
   Common stock issued for dividends                    $           -       $           -       $           50,234
   Paid-in capital through cancellation of
    preferred stock                                     $           -       $           -       $          380,400
   Common stock issued for debt                         $           -       $           -       $          115,428


        The accompanying notes are an integral part of these consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

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

              On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class-B voting preferred stock. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology. Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class-B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 1 -      NATURE OF ORGANIZATION (Continued)

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

                                                                          March 31,
                                                           --------------------------------------
                                                                  2001               2000
                                                           ------------------  ------------------
                                                               (Unaudited)         (Unaudited)
              Numerator - loss                             $         (229,360) $          (39,823)

              Denominator - weighted average number of
                 shares outstanding                                 2,648,715             199,447
                                                           ------------------  ------------------
              Loss Per Share                               $            (0.09) $            (0.20)
                                                           ==================  ==================

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              d.  Provision for Taxes

              At March 31, 2001, the Company had net operating loss carryforwards of approximately $7,800,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

              h.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3  -     CONTINGENCIES AND COMMITMENTS

              The Company owed $65,300 as of March 31, 2001 and December 31, 2000 in federal taxes. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

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

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 4 -      NOTES PAYABLE

              Notes payable of the Company are as follows:

                                                                                March 31,           December 31,
                                                                                 2001                  2000
                                                                            ------------------  ------------------
                                                                               (Unaudited)
              Unsecured notes payable to a related party,
               past due, bearing 12% interest.                              $          165,500  $          165,000

              Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The
               lenders may earn bonus distributions based on the
               productivity of mining operations. Due on demand.                         6,000               6,000

              Non-interest bearing notes payable to various parties,  secured by guarantees of common stock.

               Due on demand.                                                          116,900             116,900

              Unsecured notes payable to various related
               parties.  Due on demand.                                                151,200             151,200
                                                                            ------------------  ------------------

              Less related party notes                                                (316,700)           (316,700)
                                                                            ------------------  ------------------

              Total notes payable                                                      122,900              12,900

              Less current portion                                                    (122,900)           (122,900)
                                                                            ------------------  ------------------

              Total Long-Term Debt                                          $           -       $           -
                                                                            ==================  =============

              Scheduled maturities of notes payable are as follows:
                                 2001                                       $          439,600
                                                                            ==================

            EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                    March 31, 2001 and December 31, 2000


NOTE 5 -      CAPITAL STOCK

              a.  Preferred Stock - Series A

              The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $31,250 and $30,000 at March 31, 2001 and December 31, 2000,
              respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at March 31, 2001.

              Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

              b.  Preferred Stock - Class B

              The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $-0- at March 31, 2001. In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all the outstanding shares of Verified Prescription Safeguards, Inc. (Note 1). These shares are not convertible into shares of common stock.

              c.  Preferred Stock - Class C

              The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at March 31, 2001. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at March 31, 2001. Management canceled all outstanding shares and related dividends payable in 1997.

              d.  Common Stock - Class A

              The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 3,069,407 shares outstanding as of March 31, 2001.

              In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At March 31, 2001, 145,000 remained outstanding.

              In September 1997, the Company authorized a reverse stock split of 100-for-1. Shares outstanding have retroactively been restated.

            EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                    March 31, 2001 and December 31, 2000


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

              In January and March of 2001, the Company issued 600,000 shares of post-split Class A common stock at $0.20 per share for consulting services rendered. The shares were valued at the fair market rate on the date of issuance.

              In  February  of  2001,  the  Company  issued  200,000  shares  of post-split Class A common stock at $0.28 per share as consideration for services rendered. The shares were valued at the fair market rate on the date of issuance.

              In March of 2001, the Company issued 200,000 shares of post-split Class A common stock at $0.06 per share for services rendered.

              In January and February of 2001, the Company issued 47,500 shares of its Class A post-split common stock for cash at prices of $0.20 and $0.25 per share.

            EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                       (A Development Stage Company)
               Notes to the Consolidated Financial Statements
                    March 31, 2001 and December 31, 2000


NOTE 5 -      CAPITAL STOCK (Continued)

              e.  Common Stock - Class B

              The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of March 31, 2001. All Class B shares of common stock are held by a director at March 31, 2001.

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

              On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is a director of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During the year, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. At March 31, 2001, the principal balance on this note remained at $165,000.

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

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 7 -      GOING CONCERN (Continued)

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

Three Months ended 3/31/01 compared to Year ended 12/31/00

         During each of these periods there were no revenues and the Company Had no operations. General and administrative expenses consisted primarily of office rental, equipment leases and salary expenses.

Liquidity and Capital Resources

         At March 31, 2001, the Company had $4,266 in assets, total liabilities of $1,293,179 and total stockholders deficit of ($1,288,913) compared with $4,712 in assets, total liabilities of $1,264,015 and total stockholders deficit of ($1,259,303) at December 31, 2000. The changes in account balances were from increases in accrued expenses and accounts payable. Management is uncertain of when operations will commence and can give no assurances that operations will continue during the current fiscal year. For the present time certain related parties, and other third parties are funding the cash requirements of the Company. There is no assurance as to how long these parties will fund the Company. Although the Company acquired Verified Prescription Safeguards, Inc., in December, 2000 it has not commenced operations and can give no assurances as to when it will start to generate revenues.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) A Form 8-K was filed by the Company during the three month period ended March 31, 2001. It was filed on January 23, 2001.

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

Dated: May 21, 2001