Form 10QSB
period 2001-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2001-08-20
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

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

         Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of June 30, 2001
Class A Common Stock, par value $.001                    15,469,407

                                TABLE OF CONTENTS

Heading                                                                  Page

                          PART I. FINANCIAL STATEMENTS

Item 1.  Balance Sheets - June 30, 2001                                     5

         Statements of Operations and Accumulated Deficit Three
         months ended June 30, 2001.                                        6

         Statements of Stockholders Equity (Deficit)--
         January 1, 1994 (Inception of Development Stage)
         through June 30, 2001                                           7-10

         Statements of Cash Flows - June 30, 2001                       11-12

         Notes to Financial Statements                                     13

                                     PART I

Item 1.           Financial Statements

         The following, reviewed Financial Statements for the three month period ended June 30, 2001 include all adjustments which management believes are necessary for the financial statements to be presented in conformity with generally accepted accounting principals. The independent accounting firm of Clancy & Co., P.L.L.C., 1300 E. Missouri Ave., Suite B-200, Phoenix, AZ 85014 reviewed these Financial Statements.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

ITEM 1.  Financial Statements

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                               2001                2000
------                                                                               ----                ----
Current Assets
   Cash                                                                           $         92       $        653
   Prepaid Expenses                                                                      4,059              4,059
                                                                                  ------------       ------------
Total Current Assets                                                                     4,151              4,712
                                                                                  ------------       ------------

Total  Assets                                                                     $      4,151       $      4,712
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                                  $ 153,606          $ 103,584
   Accrued Expenses                                                                    712,919            690,831
   Dividends Payable                                                                    34,500             30,000
   Notes Payable                                                                       122,900            122,900
   Notes Payable - Related Party                                                       328,800            316,700
                                                                                  ------------       ------------
Total Current Liabilities                                                            1,352,725          1,264,015
                                                                                  ------------       ------------

Total Liabilities                                                                    1,352,725          1,264,015

Stockholders' Equity (Deficit)
Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares
  authorized, 50,000 shares issued and outstanding                                      50,000             50,000
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares authorized,
  70,000 shares issued and outstanding                                                  70,000             40,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares authorized,
  -0- shares issued and outstanding                                                          -                  -
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares authorized,
  15,469,407 and 2,121,207 issued and outstanding as of June 30, 2001 and
  December 31, 2001, respectively                                                       15,470              2,122
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized,
  100,000 issued and outstanding                                                         1,000              1,000
Additional Paid in Capital                                                          15,480,132         14,628,730
Accumulated Deficit Prior to the Development Stage                                  (8,390,740)        (8,390,740)
Deficit Accumulated During the Development Stage                                    (8,574,436)        (7,590,415)
                                                                                  ------------       ------------
Total Stockholders' Equity (Deficit)                                                (1,348,574)       (1,259,303)
                                                                                  ------------       ------------
Total Liabilities and Stockholders' Equity                                        $      4,151       $      4,712
                                                                                  ============       ============

              The accompanying notes are an integral part of these
                             financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             AND FROM INCEPTION (OCTOBER 21, 1997) TO JUNE 30, 2001
                                   (Unaudited)



                                                                                                                From Inception
                                         For The Three    For The Three        For The Six       For The Six     (January 1,
                                          Months Ended     Months Ended        Months Ended      Months Ended      1994) to
                                         June 30, 2001     June 30, 2000       June 30, 2001     June 30, 2001   June 30, 2000
                                         -------------     -------------       -------------     -------------   -------------
Revenues                                                               -                  -                 -                 -

Expenses
   General and Administrative                  735,192            16,751            953,549            51,896         4,597,927
                                           -----------         ---------         ----------        ----------       -----------

Loss From Operations                          (735,192)          (16,751)          (953,549)          (51,896)       (4,597,927)

Other Expense
   Interest Expense                            (19,469)           (5,115)           (30,472)           (9,793)         (106,005)
                                           -----------         ---------         ----------        ----------       -----------

Loss Before Discontinued Operations
                                              (754,661)          (21,886)          (984,021)          (61,689)       (4,703,932)

Loss on Discontinued Operations                      -                 -                  -                 -        (3,870,504)
                                                     -                 -                  -                 -        ---------

Net loss available to common
stockholders                               $  (754,661)        $ (21,886)        $ (984,021)       $  (61,689)      $(8,574,436)
                                           ===========         =========         ==========        ==========       ===========

Basic loss per common share                $    (0.09)         $    0.00         $    (0.10)       $     0.00
                                           ===========         =========         ==========        ==========

Basic weighted average number of
common shares outstanding                    8,782,869         9,972,350          9,584,654         9,972,350
                                           ===========         =========         ==========        ==========

              The accompanying notes are an integral part of these
                              financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO MARCH 31, 2001


                                                  PS=A      PS=A       PS=B      PS=B         PS=C          PS=C
                                                 SHARES    AMOUNT    SHARES     AMOUNT       SHARES        AMOUNT
                                                 ------    ------    -------    ------       ------        ------
Balance, January 1, 1994                         148,000  148,000     78,500    78,500            0             0
PS issued for cash at $1.00 per share                                203,500   203,500        6,000         6,000
PS issued for services at $1.00 per share                              6,200     6,200        4,200         4,200
                                                 -------  -------   --------  --------      -------       -------
Balance, December 31, 1994, 1995, 1996           148,000  148,000    288,200   288,200       10,200        10,200
Shares converted to Class A CS                                        (5,000)   (5,000)
Shares converted to Class A CS                                       (11,000)  (11,000)
Canceled shares                                  (98,000) (98,000)  (272,200) (272,200)     (10,200)      (10,200)
                                                 -------  -------   --------  --------      -------       -------
Balance, December 31, 1997, 1998, 1999            50,000   50,000          0         0            0             0
Shares issued as consideration for
   purchase of subsidiary                                             40,000    40,000

Balance, December 31, 2000                        50,000   50,000     40,000    40,000            0             0
                                                 -------  -------   --------  --------      -------       -------
Balance, March 31, 2001                           50,000   50,000     40,000    40,000            0             0
Shares issued in exchange for 300,000 shares
   Growth Fund Partnership, Inc.                       0        0     30,000    30,000            0             0
                                                 -------  -------   --------  --------      -------       -------
Balance, June 30, 2001                            50,000   50,000     70,000    70,000            0             0
                                                 =======  =======    =======   =======      =======       =======

              The accompanying notes are an integral part of these
                              financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO MARCH 31, 2001 (Continued)


                                                  CS=A      CS=A       CS=B      CS=B
                                                  SHARES    AMOUNT     SHARES    AMOUNT     APIC          RE           TOTAL
                                                  ------    ------     ------    ------  ----------    ----------    -----------
Balance, January 1, 1994                          11,425       12    100,000     1,000   11,217,192    (8,390,740)     2,926,464
CS issued for services at $135.87 per share          700        1                            95,105                       95,106
CS issued for services at $499.70 per share           92        0                            45,979                       45,979
CS issued for services at $553.66 per share           32                                     17,717                       17,717
Net Loss, year ended December 31, 1994                                                                 (3,563,526)    (3,563,526)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1995                        12,249       13    100,000     1,000   11,375,993   (11,954,266)      (478,260)
CS issued for cash at $34.02 per share             5,416        5                           184,295                      184,300
CS issued for services at $52.50 per share           500                                     26,250                       26,250
CS issued for dividends at $553.66 per share          32                                     17,717       (17,717)             0
CS issued for dividends at $548.15 per share          27                                     14,800       (14,800)             0
Net Loss, year ended December 31, 1995                                                                   (212,633)      (212,633)
                                                                  -                                     ---------      ---------
Balance, December 31, 1995                        18,224       18    100,000     1,000   11,619,055   (12,199,416)      (480,343)
Net Loss, year ended December 31, 1996                 0        0          0         0            0       (61,828)       (61,828)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1996                        18,224       18    100,000     1,000   11,619,055   (12,261,244)      (541,171)
Stock issued in exchange for PS B at                                                                                           0
   $312.50 per share                                  16                                      5,000                        5,000
Fractional Shares Issued                               6                                          1                            1
Stock issued for services at $3.00 per share       4,000        4                            11,996                       12,000
Stock issued for services at $10.00 per share      5,150        5                            51,495                       51,500
Stock issued for debt at $10.00 per share         20,590       21                           101,979                      102,000
Stock issued for services at $4.95 per share         400                                      1,200                        1,200
Stock issued in exchange for PS B at                                                                                           0
  $343.75 per share                                   32                                     11,000                       11,000
Contributed Capital on cancellation of shares       (168)                                   388,793                      388,793
Net Loss, year ended December 31, 1997                 0        0          0         0            0      (115,504)      (115,504)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1997                        48,250       48    100,000     1,000   12,190,519   (12,376,748)       (85,181)
Reversal of cancellation of CS A shares            4,280        4                                (4)                           0
Shares issued to at $3.15 per share to repay                                                                                   0
   note payable                                    1,737        2                             5,468                        5,470
Shares issued to officer at $3.15 per share
  for consulting services rendered                   137                             0          431                          431
Shares issued at $3.15 per share to officer                                                                                    0
  for consulting services rendered                22,480       22                            71,132                       71,154
Shares issued at $3.15 per share to officer                                                                                    0
  for consulting services rendered                 2,563        3                             8,080                        8,083
Shares issued to officer to pay off note                                                                                       0
  payable for consulting services rendered       120,000      120                            58,338                       58,458
Net Loss, year ended December 31, 1998                 0        0          0         0            0      (150,873)      (150,873)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1998                       199,447      199    100,000     1,000   12,333,964   (12,527,621)       (92,458)
Net Loss, year ended December 31, 1999                 0        0          0         0            0      (178,877)      (178,877)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1999                       199,447      199    100,000     1,000   12,333,964   (12,706,498)      (271,335)


              The accompanying notes are an integral part of these
                              financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO MARCH 31, 2001 (Continued)


                                                  CS=A      CS=A       CS=B      CS=B
                                                  SHARES    AMOUNT     SHARES    AMOUNT     APIC          RE           TOTAL
                                                  ------    ------     ------    ------  ----------    ----------    -----------
CS issued at $7.00 for services rendered         166,628      168                         1,166,230                    1,166,398
CS issued for services at $0.14 per share        550,000      550                            76,450                       77,000
CS canceled                                   (6,000,000)  (6,000)                          (52,458)      (61,542)      (120,000)
CS issued for services at $0.14 per share      6,000,000    6,000                           834,000                      840,000
Fractional Shares Issued                             832                                                                       0
CS issued for services at $0.14 per share        800,000      800                           111,200                      112,000
CS canceled                                     (120,000)    (120)                              120                            0
CS canceled                                     (100,000)    (100)                              100                            0
CS issued for services at $0.29 per share        275,000      275                            79,475                       79,750
PS issued as consideration for purchase                                                                                        0
  of subsidiary                                                                             (40,000)                     (40,000)
CS issued for cash at $0.25 per share             90,000       90                            22,410                       22,500
CS issued for services at $0.375 per share       100,000      100                            37,399                       37,499
CS issued for services at $0.375 per share       160,000      160                            59,840                       60,000
Net Loss, year ended December 31, 2000                 0        0          0         0            0    (3,213,115)    (3,213,115)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 2000                     2,121,907    2,122    100,000     1,000   14,628,730   (15,981,155)    (1,249,303)
CS issued for cash at $0.20 per share              2,500        3                               497                          500
CS issued for cash at $0.25 per share             45,000       45                            11,205                       11,250
CS issued for services at $0.20 per share        600,000      600                           119,400                      120,000
CS issued for services at $0.28 per share        200,000      200                            55,800                       56,000
CS issued for services at $0.06 per share        200,000      200                            11,800                       12,000
CS canceled                                     (100,000)    (100)                              100                            0
Net Loss, three months ended March 31, 2001            0        0          0         0            0      (229,360)      (229,360)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, March 31, 2001                        3,069,407    3,070    100,000     1,000   14,827,532   (16,210,515)    (1,278,913)
Correction in CS shares issued above at $0.20   (100,000)    (100)                          (19,900)                     (20,000)
CS issued for services at $0.05 per share         50,000       50                             2,450                        2,500
CS issued for services at $0.10 per share        350,000      350                            34,650                       35,000
CS issued for services at $0.05 per share        100,000      100                             4,900                        5,000
CS issued for 100% ownership of newly
   formed subsidiary                           7,200,000    7,200                            (7,200)                           0
CS issued for services at $0.04 per share        400,000      400                            15,600                       16,000
CS issued for services at $0.11 per share        600,000      600                            65,400                       66,000
CS issued for services at $0.09 per share        400,000      400                            35,600                       36,000
CS issued for services at $0.16 per share        550,000      550                            87,450                       88,000
CS issued for services at $0.16 per share        500,000      500                            79,500                       80,000
CS issued for services at $0.15 per share      2,150,000    2,150                           320,350                      322,500
CS issued for services at $0.17 per share        200,000      200                            33,800                       34,000
Net Loss, three months ended June 30, 2001             0        0          0         0            0      (754,661)      (754,661)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, June 30, 2001                        15,469,407   15,470    100,000     1,000   15,480,132   (16,965,176)    (1,368,574)
                                              ==========   ======    =======     =====   ==========   ===========     ==========

              The accompanying notes are an integral part of these
                              financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND
        FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO JUNE 30, 2001
                                   (Unaudited)

                                                                                                                   From Inception
                                                                     Six Months Ended     Six Months Ended     (January 1, 1994) to
                                                                       June 30, 2001       June 30, 2000           June 30, 2001
                                                                       -------------       -------------           -------------
Cash Flows From Operating Activities
   Net Loss                                                                  $ (984,021)          $  (61,689)       $ (8,574,436)
   Adjustments to Reconcile Net Loss to Net Cash Used
      By Operating Activities
   Common Stock Issued For Services                                             853,000                    -           3,510,463
   Preferred Stock Issued For Services                                                -                    -              10,400
   Depreciation and Amortization                                                      -                    -              70,532
   Bad Debt Expense                                                              30,000                    -             136,240
   Discontinued Operations                                                            -                    -           2,820,586
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                      -                    -              20,921
       Increase (Decrease) in Accounts Payable                                   50,022               11,250             802,200
       Increase (Decrease) in Accrued Expenses                                   26,588               11,586             129,261
                                                                             ----------           ----------        ------------
   Total Adjustments                                                            959,610               22,836           7,530,603
                                                                             ----------           ----------        ------------

Net Cash Used By Operating Activities                                           (24,411)             (38,853)         (1,043,833)

Cash Flows From Investing Activities
   Related party Loan                                                            12,100                    -              12,100
   Increase in Notes Receivable                                                       -                    -            (11,059)
   Sale of Land                                                                       -                    -              64,000
   Purchase of Property and Equipment                                                 -                    -              (3,201)
                                                                             ----------           ----------        ------------
Net Cash Flows From Investing Activities                                         12,100                    -              61,840

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                                 11,750               38,600             322,050
   Sale of Preferred Stock                                                            -                    -             209,500
   Proceeds from Long Term Debt                                                       -                    -             466,035
   Principle payments on long term debt                                               -                    -             (15,500)
                                                                             ----------           ----------        ------------
Net Cash Provided By Financing Activities                                             -               38,600             982,085
                                                                             ----------           ----------        ------------

Increase (Decrease) in Cash and Cash Equivalents                                   (561)                 253                  92
Cash and Cash Equivalents, Beginning of Year                                        653                1,011
                                                                             ----------           ----------        ------------
Cash and Cash Equivalents, End of Year                                       $       92           $      758        $         92
                                                                             ==========           ==========        ============

              The accompanying notes are an integral part of these
                             financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND
        FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO JUNE 30, 2001
                                   (Unaudited)


                                                                                                  From Inception
                                                                                                (January 1, 1994)
                                                         Six Months Ended    Six Months Ended          to
                                                            June 30, 2001      June 30, 2000      June 30, 2001
                                                            -------------      -------------      -------------
Supplemental Information:
Cash Paid For:
Interest                                                               -                  -          $    8,509
                                                                                                     ==========
Income Taxes                                                           -                  -                   -

Noncash Investing and Financing Activities:
Common Stock Issued For Services                             $   853,000                             $3,510,463
                                                             ===========                             ==========
Preferred Stock Issued For Services                                    -                  -          $   10,400
                                                                                                     ==========
Common Stock Issued For Dividends                                      -                  -          $   50,234
                                                                                                     ==========
Paid-In Capital Through Cancellation of Preferred Stock                -                  -          $  380,400
                                                                                                     ==========
Common Stock Issued For Debt                                           -                  -          $  115,428
                                                                                                     ==========

              The accompanying notes are an integral part of these
                             financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2000. The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized on March 4, 1988 as a Delaware corporation under the name Sherry Lynn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.

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

In January, 2000, the Company elected to change its official name from Equity AU, Inc. to Equity Technologies & Resources, Inc.

On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safequards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology. Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time. Since no revenues have been generated and payment is to be paid from future revenues, the acquisition was recorded at $ 0 value. The Company is contingently liable for the $20,000,000 purchase price if sufficient revenues are generated. If and when the liability is recorded in the future, corresponding goodwill will also be recorded.

In May 2001, the Company acquired a newly formed wholly owned subsidiary, ETCR M&A, Inc., a Florida corporation, in exchange for 7,200,000 shares of the Company's common stock. ETCR M&A, Inc. held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value.

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

Accounting Method - The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end. Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic Loss Per Share - The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the periods of the financial statements as follows. Fully diluted loss per share is not presented because of the antidilutive nature of the common stock equivalents. All per share and per share information are adjusted retroactively for stock splits and changes in par value.

Income Taxes - The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." The statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Cash and Cash Equivalents - For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

Principles of Consolidation - The accompanying consolidated financial statements include those of Equity Technologies & Resources, Inc. and its wholly owned subsidiaries, Verified Prescription Safeguards, Inc. and ETCR M&A, Inc. All intercompany accounts and transactions have been eliminated.

NOTE 2 - CONTINGENCIES AND COMMITMENTS

The Company owed approximately $65,000 in federal taxes as of June 30, 2001. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

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

At December 31, 1998, a creditor made a claim for approximately $19,000. Management contends the amount is not owed due to non-performance by the creditor. The amount has been due since June 1996. During the year ended December 31, 2000, the Company received a loan from an unrelated party for $75,000. As part of the agreement, the Company guaranteed payment from a third party to the same creditor for an additional $75,000. Should the third party default on the loan, the Company may be held liable for the $75,000 plus interest.

NOTE 3 - NOTES PAYABLE

Notes payable of the Company are as follows:
                                                           June 30, December 31,
                                                             2001       2000

Unsecured notes payable to a related party, past due,
bearing 12% interest.                                       $ 165,500 $ 165,500

Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The
lenders may earn bonus distributions based on the
productivity of mining operations. Due on demand.               6,000     6,000

Non-interest bearing notes payable to various parties,
secured by guarantees of common stock. Due on demand.         116,900   116,900

Unsecured, non-interest bearing notes payable to various
parties. Due on demand.                                       163,300   151,200
                                                            --------------------

Less related party notes                                     (328,800) (316,700)
                                                            --------------------
Total notes payable                                           122,900   122,900
Less current portion                                         (122,900) (122,900)
                                                            --------------------
Total Long-Term Debt                                        $       - $       -

NOTE 4 - CAPITAL STOCK

Preferred Stock - Series A
The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $32,500 and $30,000 at June 30, 2001 and December 31, 2000, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at June 30, 2001 and December 31, 2000.

Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

Preferred Stock - Class B
The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $1,000 at June 30, 2001. In December 2000, the company issued 40,000 shares of voting, Class B preferred stock in exchange for all the outstanding shares of Verified Prescription Safeguards, Inc. (Note 1). These preferred shares are not convertible into shares of common stock. In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. common stock. As of June 30, 2001, there were 70,000 shares outstanding.

Preferred Stock - Class C
The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $-0- at June 30, 2001. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at June 30, 2001. Management canceled all outstanding shares and related dividends payable in 1997.

Common Stock - Class A
The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights.

In October 1997, the Company issued 9,150,000 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 25,000 shares were returned in October 1997. 1,487,000 of these shares were used to settle debt of the Company. At June 30, 2001, 145,000 remained outstanding.

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

In January and March of 2001, the Company issued 500,000 shares of post-split Class A common stock at $0.20 per share for consulting services rendered. The shares were valued at the fair market rate on the date of issuance.

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

In April 2001, the Company issued 500,000 shares of its Class A common stock at $0.05-$0.10 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In May 2001, the Company issued 7,200,000 shares of its Class A common stock at$ 0 for 100% acquisition of ECTR M&A, Inc., a newly formed subsidiary with no assets or liabilities.

In May 2001, the Company issued 1,400,000 shares of its Class A common stock at $0.04-$0.11 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In June 2001, the Company issued 3,400,000 shares of its Class A Common stock at $0.15-$0.16 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

Common Stock - Class B
The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of June 30, 2001. All Class B shares of common stock are held by a director at June 30, 2001.

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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is a director of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During the year, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. At June 30, 2001, the principal balance on this note remained at $165,000.

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

Liquidity and Capital Resources

         At June 30, 2001, the Company had $4,151 in assets, total liabilities of $1,352,725 and total stockholders deficit of ($1,348,574) compared with $4,712 in assets, total liabilities of $1,264,015 and total stockholders deficit of ($1,259,303) at December 31, 2000. The changes in account balances were from loans of $75,000 from FV Investments, LLC in the 3nd Quarter 2000 for operating capital. Management is uncertain of when operations will commence and can give no assurances that operations will continue during the current fiscal year. For the present time Kentrust, Inc., certain related parties, and other third parties are funding the cash requirements of the Company. There is no assurance as to how long these parties will fund the Company. Although the Company acquired Verified Prescription Safeguards, Inc., in December, 2000 it has not commenced operations and can give no assurances as to when it will start to generate revenues.

                                     PART II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) This Item is not applicable to the Company.
         (b) A Form 8-K was filed by the Company during the three month period ended June 30, 2001. It was filed on June 12, 2001.

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

Dated: August 20, 2001