Form 10QSB
period 2001-09-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2001-11-21
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

                        Commission file number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                     --------------------------------------
             (exact name of registrant as specified in its charter)

                   DELAWARE                          75-2276137
                   ---------                         -----------
       (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

             1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (859) 268-4446
                                                           --------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes [X]   No[ ]

The number of shares of the Registrant's Common Stock, $0.001 par value, as of November 14, 2001: 35,116,620.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001


INDEX


PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

         Consolidated Balance Sheet as of September 30, 2001.............. 3

         Consolidated Statement of Operations for the Quarter
         Ended September 30, 2001......................................... 4

         Consolidated Statement of Stockholders' Equity as of
         September 30, 2001............................................... 5

         Consolidated Statement of Cash Flows for the Quarter Ended
         September 30, 2001............................................... 8

         Notes to Interim Financial Statements........................... 10

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


         Item 2 Management's Discussion and Analysis..................... 17

PART II   OTHER INFORMATION

         Item 1 Legal Proceedings........................................ 18

         Item 2 Changes in Securities.................................... 18

         Item 3 Defaults Upon Senior Securities.......................... 18

         Item 4 Submission of Matters to a Vote of Security Holders...... 18

         Item 5 Other Information........................................ 18

         Item 6 Exhibits and Reports on Form 8-K......................... 18

         Signatures...................................................... 18

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

ITEM 1    Financial Statements

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (Unaudited)

ASSETS                                                                                2001                2000
------                                                                                ----                ----
Current Assets
   Cash                                                                             $   4,859                  653
   Prepaid Expenses                                                                     4,059                4,059
                                                                                    ----------           ---------
Total Current Assets                                                                    8,918                4,712
                                                                                    ----------           ---------

Total  Assets                                                                       $   8,918            $   4,712
                                                                                    =========            =========

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                                 $  175,431           $ 103,584

   Accrued Expenses                                                                    724,416             690,831
   Dividends Payable                                                                    37,750              30,000
   Notes Payable                                                                       112,900             122,900
   Notes Payable - Related Party                                                       347,900             316,700
                                                                                    ----------           ---------
Total Current Liabilities                                                            1,398,397           1,264,015
                                                                                    ----------           ---------

Total Liabilities                                                                    1,398,397           1,264,015

Stockholders' Equity (Deficit)

Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares
authorized, 50,000 shares issued and outstanding                                        50,000             50,000
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares authorized,
70,000 shares issued and outstanding                                                    70,000             40,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares authorized,
-0- shares issued and outstanding                                                            -                  -
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares authorized,
27,936,620 and 2,121,207 issued and outstanding as of September 30, 2001
and December 31, 2000, respectively                                                     27,937              2,122
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized,
100,000 issued and outstanding                                                           1,000              1,000
Additional Paid in Capital                                                          18,141,245         14,628,730
Accumulated Deficit Prior to the Development Stage                                 (8,390,740)        (8,390,740)
Deficit Accumulated During the Development Stage                                  (11,288,921)        (7,590,415)
                                                                                  ------------        -----------
Total Stockholders' Equity (Deficit)                                               (1,389,479)        (1,259,303)
                                                                                   ----------         ----------
Total Liabilities and Stockholders' Equity                                        $      8,918       $     4,712
                                                                                  ============       ===========

The accompanying notes are an integral part of these financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           AND FROM INCEPTION (OCTOBER 21, 1997) TO SEPTEMBER 30, 2001
                                   (Unaudited)



                                                                                                                     From Inception
                                            For The Three     For The Three      For The Nine       For The Nine      (January 1,
                                             Months Ended      Months Ended      Months Ended       Months Ended        1994) to
                                             September 30,    September 30,      September 30,       September 30,   September 30,
                                                 2001              2000                20001            2000               2001
                                                 ----              ----                -----            ----               ----
Revenues                                         -                  -                 -                  -                 -

Expenses
   General and Administrative                     2,703,400            92,517          3,656,949           144,412         7,301,327
                                                  ---------            ------          ---------           -------         ---------

Loss From Operations                            (2,703,400)          (92,517)        (3,656,949)         (144,412)       (7,301,327)

Other Expense
   Interest Expense                                (11,085)           (5,115)           (41,557)          (14,908)         (117,090)
                                                   --------           -------           --------          --------         ---------

Loss Before Discontinued Operations
                                                (2,714,485)          (97,632)        (3,698,506)         (159,320)       (7,418,417)

Loss on Discontinued Operations                           -                 -                  -                 -       (3,870,504)
                                                          -                 -                  -                 -       -----------

Net loss available to common
stockholders                                 $  (2,714,485)       $  (97,632)     $  (3,698,506)      $  (159,320)    $ (11,288,921)
                                                ===========          ========        ===========         =========      ============


Basic loss per common share                    $     (0.11)       $    (0.01)      $      (0.26)       $    (0.02)
                                                     ======            ======            =======            ======

Basic weighted average number of
common shares outstanding                        24,068,968         7,771,907         14,444,190         7,771,907
                                                 ==========         =========         ==========         =========

   The accompanying notes are an integral part of these financial statements.

                                         EQUITY TECHNOLOGIES & RESOURCES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO SEPTEMBER 30, 2001


                                                         PS=A       PS=A      PS=B       PS=B         PS=C         PS=C
                                                        SHARES     AMOUNT    SHARES     AMOUNT        SHARES      AMOUNT
Balance, January 1, 1994                                  148,000   148,000    78,500     78,500           0           0
PS issued for cash at $1.00 per share                                         203,500    203,500       6,000       6,000
PS issued for services at $1.00 per share                                       6,200      6,200       4,200       4,200
                                                          -------   -------   -------   --------     -------     -------

Balnce, December 31, 1994, 1995, 1996                     148,000   148,000   288,200    288,200      10,200      10,200
Shares converted to Class A CS                                                 (5,000)    (5,000)
Shares converted to Class A CS                                                (11,000)   (11,000)
Canceled shares                                           (98,000)  (98,000) (272,200)  (272,200)    (10,200)    (10,200)
                                                          -------   -------   -------   --------     -------     -------
Balance, December 31, 1997, 1998, 1999                     50,000    50,000         0          0           0           0
Shares issued as consideration for
   purchase of subsidiary                                                      40,000     40,000
Balance, December 31, 2000                                 50,000    50,000    40,000     40,000           0           0
                                                          -------   -------   -------   --------     -------     -------
Balance, March 31, 2001                                    50,000    50,000    40,000     40,000           0           0
Shares issued in exchange for 300,000 shares
   Growth Fund Partnership, Inc.                                0         0    30,000     30,000           0           0
                                                          -------   -------   -------   --------     -------     -------
Balance, September 30, 2001                                50,000    50,000    70,000     70,000           0           0
                                                          =======   =======   =======   ========     =======     =======

                                               EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO SEPTEMBER 30, 2001

                                                         CS=A       CS=A    CS=B        CS=B
                                                        SHARES     AMOUNT   SHARES      AMOUNT    APIC         RE         TOTAL
                                                        ------     ------   ------      ------ ----------  ----------   ---------
Balance, January 1, 1994                                11,425        12   100,000      1,000  11,217,192  (8,390,740)  2,947,464
CS issued for services at $135.87 per share                700         1                           95,105                  95,106
CS issued for services at $499.70 per share                 92         0                           45,979                  45,979
CS issued for services at $553.66 per share                 32                                     17,717                  17,717
Net Loss, year ended December 31, 1994                                                                     (3,563,526) (3,563,526)
                                                        ------        --   -------      -----  ----------  ----------   ---------

Balance, December 31, 1995                              12,249        13   100,000      1,000  11,375,993 (11,954,266)   (457,260)

CS issued for cash at $34.02 per share                   5,416         5                          184,295                 184,300
CS issued for services at $52.50 per share                 500                                     26,250                  26,250
CS issued for dividends at $553.66 per share                32                                     17,717     (17,717)          0
CS issued for dividends at $548.15 per share                27                                     14,800     (14,800)          0
Net Loss, year ended December 31, 1995                                                                       (212,633)   (212,633)
                                                        ------        --   -------      -----  ----------  ----------   ---------
Balance, December 31, 1995                              18,224        18   100,000      1,000  11,619,055 (12,199,416)   (459,343)
Net Loss, year ended December 31, 1996                       0         0         0          0           0     (61,828)    (61,828)
                                                        ------        --   -------      -----  ----------  ----------   ---------
Balance, December 31, 1996                              18,224        18   100,000      1,000  11,619,055 (12,261,244)   (521,171)
Stock issued in exchange for PS B at                                                                                            0
   $312.50 per share                                        16                                      5,000                   5,000
Fractional Shares Issued                                     6                                          1                       1
Stock issued for services at $3.00 per share             4,000         4                           11,996                  12,000
Stock issued for services at $10.00 per share            5,150         5                           51,495                  51,500
Stock issued for debt at $10.00 per share               20,590        21                          101,979                 102,000
Stock issued for services at $4.95 per share               400                                      1,200                   1,200
Stock issued in exchange for PS B at                                                                                            0
  $343.75 per share                                         32                                     11,000                  11,000
Contributed Capital on cancellation of shares             (168)                                   388,793                 388,793
Net Loss, year ended December 31, 1997                       0         0         0          0           0    (115,504)   (115,504)
                                                        ------        --   -------      -----  ----------  ----------   ---------
Balance, December 31, 1997                              48,250        48   100,000      1,000  12,190,519 (12,376,748)    (65,181)
Reversal of cancellation of CS A shares                  4,280         4                               (4)                      0
Shares issued to at $3.15 per share to repay                                                                                    0
   note payable                                          1,737         2                            5,468                   5,470
Shares issued to officer at $3.15 per share for
  consulting services rendered                             137                                        431                     431
Shares issued at $3.15 per share to officer
  for consulting services rendered                      22,480        22                           71,132                  71,154
Shares issued at $3.15 per share to officer
  for consulting services rendered                       2,563         3                            8,080                   8,083
Shares issued to officer to pay off note
  payable for consulting services rendered             120,000       120                           58,338                  58,458
Net Loss, year ended December 31, 1998                       0         0         0          0           0    (150,873)   (150,873)
                                                        ------        --   -------      -----  ----------  ----------   ---------
Balance, December 31, 1998                             199,447       199   100,000      1,000  12,333,964 (12,527,621)    (72,458)
Net Loss, year ended December 31, 1999                       0         0         0          0           0    (178,877)   (178,877)
                                                       -------      ----   -------      -----  ----------  ----------   ---------
Balance, December 31, 1999                             199,447       199   100,000      1,000  12,333,964 (12,706,498)   (251,335)


                                         EQUITY TECHNOLOGIES & RESOURCES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO SEPTEMBER 30, 2001

                                                         CS=A       CS=A    CS=B        CS=B
                                                        SHARES     AMOUNT   SHARES      AMOUNT    APIC         RE         TOTAL
                                                        ------     ------   ------      ------ ----------  ----------   ---------
CS issued at $7.00 for services rendered               166,628       168                        1,166,230               1,166,398
CS issued for services at $0.14 per share              550,000       550                           76,450                  77,000
CS canceled                                         (6,000,000)   (6,000)                         (52,458)    (61,542)   (120,000)
CS issued for services at $0.14 per share            6,000,000     6,000                          834,000                 840,000
Fractional Shares Issued                                   832                                                                  0
CS issued for services at $0.14 per share              800,000       800                          111,200                 112,000
CS canceled                                           (120,000)     (120)                             120                       0
CS canceled                                           (100,000)     (100)                             100                       0
CS issued for services at $0.29 per share              275,000       275                           79,475                  79,750
PS issued as consideration for purchase                                                                                         0
  of subsidiary                                                                                   (40,000)                (40,000)
CS issued for cash at $0.25 per share                   90,000        90                           22,410                  22,500
CS issued for services at $0.375 per share             100,000       100                           37,399                  37,499
CS issued for services at $0.375 per share             160,000       160                           59,840                  60,000
Net Loss, year ended December 31, 2000                       0         0         0          0           0  (3,213,115) (3,213,115)
                                                    ----------    ------   -------      -----  ---------- -----------  ----------
Balance, December 31, 2000                           2,121,907     2,122   100,000      1,000  14,628,730 (15,981,155) (1,229,303)

CS issued for cash at $0.20 per share                    2,500         3                              497                     500
CS issued for cash at $0.25 per share                   45,000        45                           11,205                  11,250
CS issued for services at $0.20 per share              600,000       600                          119,400                 120,000
CS issued for services at $0.28 per share              200,000       200                           55,800                  56,000
CS issued for services at $0.06 per share              200,000       200                           11,800                  12,000
CS canceled                                           (100,000)     (100)                             100                       0
Net Loss, three months ended March 31, 2001                  0         0         0          0           0    (229,360)   (229,360)
                                                    ----------    ------   -------      -----  ---------- -----------  ----------
Balance, March 31, 2001                              3,069,407     3,070   100,000      1,000  14,827,532 (16,210,515) (1,258,913)

Correction in CS shares issued above at $0.20         (100,000)     (100)                         (19,900)                (20,000)
CS issued for services at $0.05 per share               50,000        50                            2,450                   2,500
CS issued for services at $0.10 per share              350,000       350                           34,650                  35,000
CS issued for services at $0.05 per share              100,000       100                            4,900                   5,000
CS issued for 100% ownership of newly
   formed subsidiary                                 7,200,000     7,200                           (7,200)                      0
CS issued for services at $0.04 per share              400,000       400                           15,600                  16,000
CS issued for services at $0.11 per share              600,000       600                           65,400                  66,000
CS issued for services at $0.09 per share              400,000       400                           35,600                  36,000
CS issued for services at $0.16 per share              550,000       550                           87,450                  88,000
CS issued for services at $0.16 per share              500,000       500                           79,500                  80,000
CS issued for services at $0.15 per share            2,150,000     2,150                          320,350                 322,500
CS issued for services at $0.17 per share              200,000       200                           33,800                  34,000
Net Loss, three months ended June 30, 2001                  0         0         0          0           0     (754,661)   (754,661)
                                                    ----------    ------   -------      -----  ---------- -----------  ----------
Balance, June 30, 2001                              15,469,407    15,470   100,000      1,000  15,480,132 (16,965,176) (1,348,574)

CS issued for cash at $0.001 per share                  10,000        10                              990                   1,000
CS issued for services at $0.24 per share            2,579,500     2,580                          616,501                 619,080
CS issued for services at $0.24 per share            1,800,000     1,800                          430,200                 432,000
CS issued for services at $0.20 per share            6,450,000     6,450                        1,283,550               1,290,000
CS issued for services at $0.20 per share              800,000       800                          159,200                 160,000
CS issued for services at $0.14 per share              700,000       700                           97,300                  98,000
CS issued as collateral for loans (8/4/00)           5,927,713     5,928                           (5,928)                      0
CS issued for services at $0.09 per share              150,000       150                           13,350                  13,500
CS issued for services at $0.08 per share              500,000       500                           39,500                  40,000
CS issued for services at $0.06 per share              500,000       500                           29,500                  30,000
CS issued for services at $0.03 per share              500,000       500                           14,500                  15,000
CS canceled                                         (7,200,000)   (7,200)                           7,200                       0
CS canceled                                           (500,000)     (500)                             500                       0
CS issued for cash at $0.02 per share                  250,000       250                            4,750                   5,000
Shares issued in exchange for 300,000 shares
   Growth Fund Partnership, Inc.                                                                  (30,000)                (30,000)
Net Loss, three months ended September 30, 2001             0         0                                    (2,714,485) (2,714,485)
                                                    ----------    ------   -------      -----  ---------- -----------  ----------
Balance, September 30, 2001                         27,936,620    27,937   100,000      1,000  18,141,245 (19,679,661) (1,389,479)
                                                    ==========    ======   =======      =====  ========== ===========  ==========




             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
      FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                        Nine Months         Nine Months         From Inception
                                                                           Ended               Ended          (January 1, 1994)
                                                                        September 30,     September 30,         to September 30,
                                                                          2001                   2000                2001
                                                                          ----                   ----                ----
Cash Flows From Operating Activities
   Net Loss                                                              $  (3,698,506)        $   (159,320)     $  (11,288,921)
   Adjustments to Reconcile Net Loss to Net Cash
Used
      By Operating Activities
   Common Stock Issued For Services                                           3,550,580               15,998           6,208,043
   Preferred Stock Issued For Services                                                0                    0              10,400
   Depreciation and Amortization                                                      0                    0              70,532
   Bad Debt Expense                                                                   0                    0             136,240
   Discontinued Operations                                                            0                    0           2,820,586
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                      0                    0              20,921
       Increase (Decrease) in Accounts Payable                                   71,847               11,983             824,025
       Increase (Decrease) in Accrued Expenses                                   41,335               19,200             144,008
                                                                    -------------------------------------------------------------
   Total Adjustments                                                          3,663,762               47,181          10,234,755
                                                                    -------------------------------------------------------------
Net Cash Used By Operating Activities                                          (34,744)            (112,139)         (1,054,166)

Cash Flows From Investing Activities
   Related party Loan                                                            31,200          -                        31,200
   Increase in Notes Receivable                                              -                   -                      (11,059)
   Sale of Land                                                              -                   -                        64,000
   Purchase of Property and Equipment                                        -                   -                       (3,201)
                                                                    -------------------------------------------------------------
Net Cash Flows From Investing Activities                                         31,200          -                        80,940

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                                 17,750          -                       328,050
   Contributed Capital                                                                -                  800                   -
   Sale of Preferred Stock                                                            -          -                       209,500
   Proceeds from Long Term Debt                                                       -              114,600             466,035
   Principle payments on long term debt                                        (10,000)          -                      (25,500)
                                                                    -------------------------------------------------------------
Net Cash Provided By Financing Activities                                         7,750              115,400             978,085
                                                                    -------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                  4,206                3,261               4,859
Cash and Cash Equivalents, Beginning of Year                                        653                1,011
                                                                    -------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                     $      4,859       $        4,272    $          4,859
                                                                           ============       ==============    ================

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

                                                                                                     From Inception
                                                                                                   (January 1, 1994)
                                                             Nine Months       Nine Months Ended              to
                                                        Ended September 30,      September 30,         September 30,
                                                                2001                  2000                  2001
                                                                ----                  ----                  ----
Supplemental Information:
Cash Paid For:
Interest                                                                  -                  -        $     8,509
                                                                                                            =====
Income Taxes                                                              -                  -                  -

Noncash Investing and Financing Activities:
Common Stock Issued For Services                             $   3,550,580         $    15,998       $  6,208,043
                                                                 ==========             ======          =========
Preferred Stock Issued For Services                                       -                  -        $    10,400
                                                                                                           ======
Common Stock Issued For Dividends                                         -                  -        $    50,234
                                                                                                           ======
Paid-In Capital Through Cancellation of     Preferred                                        -
Stock                                                                     -                           $   380,400
                                                                                                          =======
Common Stock Issued For Debt                                              -                  -        $   115,428
                                                                                                          =======

   The accompanying notes are an integral part of these financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2000. The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB.

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

In May 2001, the Company acquired a newly formed wholly owned subsidiary, ETCR M&A, Inc., a Florida corporation, in exchange for 7,200,000 shares of the Company's common stock. ETCR M&A, Inc. held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value. In November 2001, these shares were canceled.

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

NOTE 2 - CONTINGENCIES AND COMMITMENTS

The Company owed approximately $65,000 in federal taxes as of September 30, 2001. Penalties and interest continue to accrue. Management has determined that this will have no significant or material adverse effect on the results of operations.

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

NOTE 3 - NOTES PAYABLE

Notes payable of the Company are as follows:

                                                                               September 30,          December 31,
                                                                                    2001                 2000
                                                                                    ----                 ----
Unsecured notes payable to a related
party, past due, bearing 12% interest.                                       $    184,500             $  165,500

Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The lenders may earn bonus distributions based on the productivity of mining
operations. Due on demand.                                                          6,000                  6,000

Non-interest bearing notes payable to various
parties, secured by guarantees of common
stock. Due on demand.                                                             106,900                116,900

Unsecured, non-interest bearing notes payable
to various parties. Due on demand                                                 163,400                151,200
                                                                                   ------------------------------
Total                                                                             460,800                439,600
Less related party notes                                                         (347,900)              (316,700)
                                                                                  ------------------------------
Total notes payable                                                                112,900               122,900
Less current portion                                                              (112,900)             (122,900)
                                                                                ----------------------------------
Total Long-Term Debt                                                            $       -            $         -

NOTE 4 - CAPITAL STOCK

Preferred Stock - Series A
The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $33,750 and $30,000 at September 30, 2001 and December 31, 2000, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at September 30, 2001 and December 31, 2000. Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

Preferred Stock - Class B
The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $4,000 at September 30, 2001. In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all the outstanding shares of Verified Prescription Safeguards, Inc. (Note 1) These preferred shares are not convertible into shares of common stock. In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. common stock. The acquisition was recorded at $0 value. As of September 30, 2001, there were 70,000 shares outstanding.

Preferred Stock - Class C
The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $0 at September 30, 2001. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at September 30, 2001. Management canceled all outstanding shares and related dividends payable in 1997.

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

In May 2001, the Company issued 7,200,000 shares of its Class A common stock at$ 0 for 100% acquisition of ECTR M&A, Inc., a newly formed subsidiary with no assets or liabilities. These shares were canceled in November 2001.

In May 2001, the Company issued 1,400,000 shares of its Class A common stock at $0.04-$0.11 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In June 2001, the Company issued 3,400,000 shares of its Class A Common stock at $0.15-$0.16 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In July 2001, the Company issued 10,000 shares of common stock at $.001 per share for cash of $1,000.

In July 2001, the Company issued 11,629,500 shares of common stock at $0.20-$0.24 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In August 2001, the Company issued 700,000 shares of common stock at $0.14 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In August 2001, 5,927,713 additional shares were issued representing post-split shares from August 2000 that never got issued.

In September 2001, the Company issued 1,650,000 shares of common stock at $0.03-$0.09 per share for service rendered. The shares were valued at the fair market value on the date of issuance.

In September 2001, the Company issued 250,000 shares of common stock at $0.02 per share for cash received of $5,000.

Common Stock - Class B
The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of September 30, 2001. All Class B shares of common stock are held by a director at September 30, 2001.


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

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Plan of Operation. Equity Technologies & Resources, Inc. is a development stage company and has no current business operations or business plan other than to seek a profitable business combination, most likely in a reverse acquisition or similar transaction. The Company has no immediate or foreseeable additional funding from sources outside our principal shareholders during the next twelve months. The expenses of our audit, legal and professional requirements (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our shareholders and management. During the next twelve months, the Company does not expect any purchase of plant or significant equipment nor does it expect to hire any employees. In the event, consistent with the expectation of management, that no combination is made within the next twelve months, we may be forced to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $30,000. These expenses would involve legal and auditing expenses. It is possible that any advances by management may be paid by issuing shares of the Company's common stock. If further funding is required, such auditing services by the independent accountant may not be the subject of deferred compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to have a significant effect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a significant effect on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement is not expected to have a significant effect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant effect on the financial statements.

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------------
None

Item 2    Changes in Securities
-------------------------------------
None

Item 3    Defaults Upon Senior Securities
------------------------------------------------
None

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------
None

Item 5    Other Information
---------------------------------
None

Item 6    Exhibits and Reports on Form 8-K
----------------------------------------------------
On July 31, 2001, the Company filed Form 8-K with the Commission under Item 4 Changes in Registrant's Certifying Accountant.


                                 Signature Page
                                                          ------------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EQUITY TECHNOLOGIES & RESOURCES, INC.
                                          (Registrant)


                                           BY:     /s/ Frank G. Dickey
                                               ------------------------
                                               Frank G. Dickey, President

Dated: November 19, 2001