Form 10KSB
period 2001-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-04-16
CIK 830741

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15 (d) of the Securities Exchange
             Act of 1934 (No fee required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________ .

                         Commission file number 33-20582

                       Equity Technologies & Resources, Inc.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                  75-2276137
      --------------------------------                 --------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

   1050 Chinoe Road, Suite 304, Lexington, Kentucky            40502
   ------------------------------------------------          ----------
      (Address of Principal Executive Offices)               (Zip Code)

                                 (859) 268-4446
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, par value $.001 per share
                ------------------------------------------------
                                (Title of Class)

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

         This form 10K reflects the audited financial statements of Equity Technologies & Resources, Inc. for the year ended December 31, 2001 performed by Clancy & Co. 1300 E. Missouri Ave., Suite B200, Phoenix, Arizona 85014.

         The issuer's revenues for the year ended December 31, 2001 were 0.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2001 was $1,915,498.

         The number of shares outstanding of the issuer's common equity, as of December 31, 2001 was 42,816,620 shares.

         Transitional  Small  Business  Disclosure  Format  (check one):
Yes [ ] No [X]

                                     PART I

Item 1.  Business.

GENERAL

         Equity Technologies & Resources, Inc. ("Equity", or "the Company") is a Delaware corporation, the successor to Equity AU, Inc., which was engaged in the exploration and mining of certain minerals in Arkansas. The principal corporate offices are now located at 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502 and its telephone number is (859) 268-4446. Equity AU, Inc. ceased all mining activity in December 1996. The corporation changed its name to Equity Technologies & Resources, Inc. in 2000 which was an integral part of the change in focus of the Company. In December 2000 Verified Prescription Safeguards, Inc. was acquired by Equity Technologies & Resources, Inc. Verified Prescription Safeguards, Inc., intends to develop an electronic system to provide solutions for the prescription drug and healthcare industry.

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

         In November 1998 Frank G. Dickey, Jr. became President of Equity AU, Inc. Unable to find a suitable company for merger or acquisition, the Company changed its name to Equity Technologies & Resources, Inc. and continued to seek a merger or acquisition candidate. In December, 2000 Verified Prescription Safeguards, Inc. was acquired. It intends to develop an electronic system to provide solutions for the prescription drug and healthcare industry.

Item 2.  Properties.

         The Company's executive offices are located at 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502. It's telephone number is (859) 268-4446.

         Title to certain tracts of land in Polk County, Arkansas are still registered to Equity AU, Inc.

Item 3.  Legal Proceedings.

         There are no pending legal proceedings in which the Company is involved.

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

Item 5.  Market for Common Equity & Related Stockholder Matters.

         The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer,
Inc.  under  the  symbol,  "ETCR.OB".   Trading  in  the  common  stock  in  the
over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and 2000 are as follows:

                                                         High           Low
Fiscal 2000:
Quarter Ended March 31, 2000                              (1)          (1)
Quarter Ended June 30, 2000                               (1)          (1)
Quarter Ended September 30, 2000                          (1)          (1)
Quarter Ended December 31, 2000                         $1.25        $0.19

Fiscal 2001:
Quarter Ended March 31, 2001                            $0.33        $0.05
Quarter Ended June 30, 2001                             $0.32        $0.04
Quarter Ended September 30, 2001                        $0.37        $0.03
Quarter Ended December 31, 2001                         $0.07        $0.02

(1) no available data

         As of March 18, 2002, there were approximately 800 record holders of the common stock representing 43,516,620 shares outstanding. The Company has not paid any cash dividends on its Common Stock, and it currently intends to retain any future earnings to fund the development and growth of its business.

         The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2001 compared to the Year Ended
December 31, 2000.

         During the year ended December 31, 2001 the Company had no operations. General and administrative expenses were $4,474,923 for the year of 2001. Expenses include the rental of office space, system development, and consulting fees to keep the corporation current. The Company recorded a net loss of $4,548,218 in 2001, compared to $3,213,113 in 2000. This increase was the result of the number of shares of common stock issued for services rendered.

For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000. During the year ended December 31, 2001 the Company had no operations. General and administrative expenses increased $1,306,449, or 29%, to $4,474,923 during fiscal 2001 from $3,168,474 during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had $612 in assets and total stockholders deficit of $(1,501,591) compared with total assets of $4,712 and total stockholders deficit of $(1,259,303) at December 31, 2000. The Company borrowed $5,300 from the President and $51,000 from other sources for general operating expenses. The President and others have been paying the expenses of the Company until the company or its subsidiary can commence business. There is no assurance that the President and others can or will, continue to fund the company and no assurance as to when or if the company or its subsidiary will be able to begin operations.

      The Independent Auditor's Report for the year ending December 31, 2001 ("Report") states that the uncertainty of certain conditions raise substantial doubt about the ability of the company to continue as a going concern. With regard to this issue, the "Report" cites past losses, lack of revenue and working capital and whether the company will be able to raise sufficient funds to achieve profitable status. It is the position of the Company that it will generate resources sufficient to fund all costs associated with the development of Verified Prescription Safeguards, Inc. electronic system. It is further believed that a consistent revenue stream will be in place during calendar year 2002.

Item 7.  Financial Statements and Supplementary Data.

         The Following financial statements and documents are filed herewith on the pages listed below beginning on page F-1, as part of Item 7 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On July 27, 2001, Equity Technologies & Resources, Inc. (the "Company") dismissed HJ & Associates, L.L.C. as its independent public accountants. The dismissal was approved by the Board of Directors. HJ & Associates, L.L.C. issued an unqualified audit opinion on the 2000 and 1999 year-end financial statements, modified as to an uncertainty regarding the ability of the Company to continue as a going concern. The Company has engaged Clancy and Co., P.L.L.C. as its new independent public accountants effective as of the date of the dismissal of its former accountants.

         During the two most recent fiscal years, the Company has not had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with either of its independent accountants.

ITEM 9:  Directors and Executive Officers of the Registrant

         The following table sets forth certain information regarding the Directors and Executive Officers of the Company:

                                                                     Year First
Name                       Age       Position                         Elected
----                       ---       --------                         -------

Frank G. Dickey, Jr.       58        President/CFO, Director            1998

James K. Millard           53        Vice-President                     2000

Laura G. White             64        Vice-President,                    2000
                                      Ass't. Sec., Director

James Arch                 78        Director                           1996

         Executive Officers are elected on an annual basis and serve at the discretion of the Board of Directors unless otherwise provided by contract. Directors are elected on an annual basis.

         Frank G. Dickey, Jr., President/CFO and Director has been with the Company since 1998. Mr. Dickey is also Chairman of the Board of Directors and CEO of Verified Prescription Safeguards, Inc. He is an attorney with the firm of Frank G. Dickey, Jr. and Associates, in Lexington, Kentucky.

         James K. Millard, Vice President, has been with the Company since 2000. Mr. Millard is also Vice-President of Verified Prescription Safeguards, Inc. He was formerly with e-Corp, Inc. and WKYT-TV, both located in Lexington, Kentucky.

         Laura G. White, Vice President, Assistant Secretary, and Director has been with the Company since 1999. She is also Assistant Secretary and a Vice President of Verified Prescription Safeguards, Inc. She was formerly employed as Director of Media Relations with the Commonwealth of Kentucky, Transporation Cabinet and the Kentucky Association of Realtors.

         James Arch has been a Director of the Company since 1996 when the Company was known as Equity AU, Inc.

ITEM 10: Executive Compensation

         All officers have had employment contracts and have current employment contracts, however, none have received any compensation. Until the company has funds or revenue, the officers will not draw any compensation nor receive any other benefits. The following are the annual salaries of the officers. The company has not adopted any insurance, retirement, pension, profit sharing or other similar program.

         The company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Direcotrs may, in its sole discretion, determine.

                              Annual Compensation


Name and Principal
Position                      Year       Salary         Bonus        Other
------------------            ----       --------     ----------    -------

Frank G. Dickey, Jr.          1999         -0-           -0-          -0-
President                     2000         -0-           -0-          -0-
                              2001         -0-           -0-          -0-
                              2002         -0-           -0-          -0-

Frank G. Dickey, Jr.          2000         -0-           -0-          -0-
Chief Financial Officer       2001         -0-           -0-          -0-
                              2002         -0-           -0-          -0-

James K. Millard              2000         -0-           -0-          -0-
Vice-President                2001         -0-           -0-          -0-
                              2002         -0-           -0-          -0-

Laura G. White                1999         -0-           -0-          -0-
Asst't. Sec/V.P.              2000         -0-           -0-          -0-
                              2001         -0-           -0-          -0-
                              2002         -0-           -0-          -0-

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2001, regarding the beneficial ownership of capital stock of the Company by: (1) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (2) each director of the Company; (3) the President of the Company; and (4) the directors and executive officers of the Company as a group. The persons named in the bale have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

Name of Beneficial                  Amount and Nature                  Percent
Owner of Group (1)               of Beneficial Ownership              of Class
-------------------              ------------------------             ---------
Frank G. Dickey, Jr.                    7,946,450                      18.5%

James K. Millard                        1,000,000                       2.3%

Laura G. White                             48,240                        *

James Arch                              1,000,000                       2.3%

Kentrust, Inc.                          5,161,000                      12.0%

All Directors and Executive
Officers as a Group                     9,994,690                      23.2%
(four in number)

* Less than .01%.

(1) The address for each person or entity listed above is 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502.

ITEM 12: Certain Relationships and Related Transactions

         During 2001, Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a director and current President of the Company, loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001.

         On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date.

         The principal balance for both of these notes was at December 31, 2001 was $206,900. Accrued interest on these notes as of December 31, 2001 and 2000 was $57,176 and $37,316, respectively.


ITEM 13: Exhibits and Reports on Form 8-K

         1.       Reports on Form 8-K - None

         2.       Exhibits - None

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

                                         EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                   (Registrant)



                                          BY:  /s/  Frank G. Dickey, Jr.
                                              -----------------------------
                                              Frank G. Dickey, Jr., President

Dated: April 15, 2002

                                TABLE OF CONTENTS


Independent Auditors' Report.............................................    F-2

Independent Auditors' Report.............................................    F-3

Consolidated Balance Sheet at December 31, 2001..........................    F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2001 and 2000 and for the Period From Inception
(January 1, 1994) to December 31, 2001...................................    F-5

Consolidated Statements of Stockholders' Equity for the Period
From Inception (January 1, 1994) to December 31, 2001.................. . F-6-10

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000 and for the Period From Inception
(January 1, 1994) to December 31, 2001.................................. F-11-12

Notes to the Financial Statements....................................... F-13-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Equity Technologies & Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Equity Technologies & Resources, Inc. and Subsidiary (a Development Stage Company) ("the Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development stage company with recurring losses since its inception on January 4, 1994, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona
April 8, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Equity Technologies & Resources, Inc. and Subsidiary
(A Development Stage Company)
Lexington, Kentucky

We have audited the accompanying consolidated balance sheet of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on January 1, 1994 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The related consolidated statements of operations, stockholders' equity, and cash flows of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) from inception of the development stage on January 1, 1994 through December 31, 1995 were audited by other auditors whose report, dated July 3, 1996, expressed an unqualified opinion on those statements. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows from inception of the development stage on January 1, 1994 through December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1995, is based solely on the report of other audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and from inception of the development stage on January 1, 1994 through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2001

                              EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 2001


ASSETS                                                                     2001
                                                                      -------------
Current Assets
   Cash                                                               $         612
   Prepaid Expenses                                                               0
                                                                      -------------
Total Current Assets                                                            612
                                                                      -------------

Total  Assets                                                         $         612
                                                                      =============

LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts Payable                                                   $     225,591
   Accrued Expenses                                                         739,962
   Dividends Payable (Note 5)                                                40,750
   Notes Payable (Note 4)                                                   131,500
   Notes Payable - Related Party (Note 4)                                   364,400
                                                                      -------------
Total Current Liabilities                                                 1,502,203
                                                                      -------------

Total Liabilities                                                         1,502,203

Stockholders' Equity (Deficit)

Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                         50,000
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares
    authorized, 70,000 shares issued and outstanding                         70,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares
    authorized, -0- shares issued and outstanding                                 -
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares
    authorized, 42,816,620 and 2,121,207 issued and outstanding
    at December 31, 2001 and 2000, respectively                              42,817
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized,
    100,000 issued and outstanding                                            1,000
Additional Paid in Capital                                               18,863,965
Accumulated Deficit Prior to the Development Stage                       (8,390,740)
Deficit Accumulated During the Development Stage                        (12,138,633)
                                                                      -------------
Total Stockholders' Equity (Deficit)                                     (1,501,591)
                                                                      -------------
Total Liabilities and Stockholders' Equity                            $         612
                                                                      =============

   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                        Year Ended        Year Ended         During the
                                                                        December 31,     December 31,       Development
                                                                            2001             2000              Stage
                                                                        ------------     ------------      -------------
Revenues                                                                $          -     $          -      $           -

General and Administrative Expenses                                        4,474,923        3,168,474          8,025,301
                                                                        ------------     ------------      -------------

Loss From Operations                                                      (4,474,923)      (3,168,474)        (8,025,301)

Other Income (Expense)
   Interest Expense                                                          (73,295)         (44,700)          (148,828)
   Interest Income                                                                 0               59                 59
                                                                        ------------     ------------      -------------
Total Other Income (Expense)                                                 (73,295)         (44,641)          (148,769)
                                                                        ------------     ------------      -------------

Loss From Continuing Operations                                           (4,548,218)      (3,213,115)        (8,174,070)

Loss on Discontinued Operations (Note 7)                                           -                -         (3,870,504)
                                                                        ------------     ------------      -------------

Net Loss Available to Common Stockholders                               $ (4,548,218)    $ (3,213,115)     $ (12,044,574)
                                                                        ============     ============      =============

Dividends on Preferred Stock (Notes 5 and 7)                            $          -     $          -      $     (32,517)
                                                                        ============     ============      =============

Basic and Diluted Loss Per Share of Common Stock:
   Loss from Continuing Operations                                      $      (0.22)    $      (2.34)     $       (0.39)
                                                                        ============     ============
   Loss from Discontinued Operations                                               -                -              (0.19)
                                                                                                           -------------
   Net Loss                                                             $     (.0.22)    $      (2.34)     $       (0.59)
                                                                        ============     ============      =============

Weighted Average Number of Common Shares Outstanding
   Basic and Diluted                                                      20,656,775        1,371,955         20,656,775
                                                                        ============     ============      =============

   The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001

                                            Preferred     Preferred     Preferred      Preferred       Preferred        Preferred
                                              Stock         Stock         Stock          Stock           Stock            Stock
                                             Class A       Class A       Class B        Class B         Class C          Class C
                                             Shares        Amount         Shares        Amount           Shares           Amount
                                             ------        ------         ------        ------           ------           ------
Balance, January 1, 1994                     148,000     $ 148,000         78,500    $   78,500                -     $          -
                                          ----------     ---------        -------     ---------     ------------     ------------
Preferred Stock Issued for
  Cash at $1.00 Per Share                          -             -        203,500       203,500            6,000            6,000
Preferred Stock Issued for
  Services at $1.00 Per Share                      -             -          6,200         6,200            4,200            4,200
                                          ----------     ---------        -------     ---------     ------------     ------------
Balance, December 31, 1994, 1995, 1996       148,000       148,000        288,200       288,200           10,200           10,200
Shares Converted to Class A Common Stock           -             -        (5,000)       (5,000)                -                -
Shares Converted to Class A Common Stock           -             -       (11,000)      (11,000)                -                -
Canceled Shares                             (98,000)      (98,000)      (272,200)     (272,200)         (10,200)         (10,200)
                                          ----------     ---------        -------     ---------     ------------     ------------
Balance, December 31, 1997, 1998, 1999        50,000        50,000              -             -                -                -
Shares Issued as Consideration for
 Purchase of Subsidiary (Note 1)                   -             -         40,000        40,000                -                -
                                          ----------     ---------        -------     ---------     ------------     ------------
Balance, December 31, 2000                    50,000        50,000         40,000        40,000                -                -

Shares Issued in Exchange for
  300,000 shares of Growth Fund
  Partnership, Inc.                                -             -         30,000        30,000                -                -
                                          ----------     ---------        -------     ---------     ------------     ------------
Balance, December 31, 2001                    50,000        50,000         70,000        70,000                -                -
                                          ==========     =========        =======     =========     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                          Common Stock   Common Stock   Common Stock  Common Stock   Additional       Retained
                                             Class A        Class A       Class B        Class B       Paid In        Earnings
                                              Shares         Amount        Amount        Amount        Capital       (A Deficit)
                                          ------------   -------------  -------------  ------------  -----------     -----------
Balance, January 1, 1994                      11,425       $    12        100,000     $   1,000     $ 11,217,192    $  (8,390,740)
Common Stock Issued for Services at
  $135.87 Per Share                              700             1              -             -           95,105                -
Common Stock Issued for Services at
  $499.70 Per Share                               92             -              -             -           45,979                -
Common Stock Issued for Services at
  $553.66 Per Share                               32             -              -             -           17,717                -
Net Loss, Year Ended December 31, 1994             -             -              -             -                        (3,563,526)
                                          ----------     ---------        -------     ---------     ------------     ------------
                                                                                                               -
Balance December 31, 1994                     12,249            13        100,000         1,000       11,375,993      (11,954,266)
Common Stock Issued for Cash at
  $34.02 Per Share                             5,416             5              -             -          184,295                -
Common Stock Issued for Services at
  $52.50 Per Share                               500             -              -             -           26,250                -
Common Stock Issued for Dividends at
  $553.66 Per Share                               32             -              -             -           17,717          (17,717)
Common Stock Issued for Dividends at
  $548.15 Per Share                               27             -              -             -           14,800          (14,800)
Net Loss, Year Ended December 31, 1995             -             -              -             -                          (212,633)
                                          ----------     ---------        -------     ---------     ------------     ------------
                                                                                                               -
Balance, December 31, 1995                    18,224            18        100,000         1,000       11,619,055      (12,199,416)
Net Loss, Year Ended December 31, 1996             -             -              -             -                           (61,828)
                                          ----------     ---------        -------     ---------     ------------     ------------
                                                                                                               -
Balance, December 31, 1996                    18,224            18        100,000         1,000       11,619,055      (12,261,244)
Common Stock Issued in Exchange for
  Preferred Series B Stock at $312.50
  Per Share                                       16             -              -             -            5,000                -


   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001

                                          Common Stock   Common Stock   Common Stock  Common Stock   Additional       Retained
                                             Class A        Class A       Class B        Class B       Paid In        Earnings
                                              Shares         Amount        Amount        Amount        Capital       (A Deficit)
                                          ------------   -------------  -------------  ------------  -----------     -----------
Fractional Shares Issued                            6            -              -             -                1                -
Common Stock Issued for Services
  at $3.00 Per Share                           4,000             4              -             -           11,996                -
Common Stock Issued for Debt at
  $10.00 Per Share                             5,150             5              -             -           51,495                -
Common Stock Issued for Services at
  $4.95 Per Share                             20,590            21              -             -          101,979                -
Common Stock Issued for Services at
  $3.00 Per Share                                400             -              -             -            1,200                -
Common Stock Issued in Exchange for
  Preferred Series B Stock at $343.75
  Per Share                                       32             -              -             -           11,000                -
Capital Contribution-Cancellation of shares     (168)            -              -             -          388,793                -
Net Loss, Year Ended December 31, 1997             -             -              -             -         (115,504)               -
                                          ----------     ---------        -------     ---------     ------------     ------------

Balance, December 31, 1997                    48,250            48        100,000         1,000       12,190,519      (12,376,748)
Reversal of Cancellation of Common A
  Shares                                       4,280             4              -             -               (4)               -
Common Stock Issued at $3.15 Per Share
  to Repay Note Payable                        1,737             2              -             -            5,468                -
Common Stock Issued to Officer at $3.15
  Per Share for Consulting Services              137             -              -             -              431                -
Common Stock Issued to Officer at $3.15
  Per Share for Consulting Services           22,480            22              -             -           71,132                -
Common Stock Issued to Officer at $3.15
  Per Share for Consulting Services            2,563             3              -             -            8,080                -
Common Stock Issued to Officer to Payoff
  Note Payable for Consulting Services       120,000           120              -             -           58,338                -
Net Loss, Year Ended December 31, 1998             -             -              -             -         (150,873)               -
                                          ----------     ---------        -------     ---------     ------------     ------------

Balance, December 31, 1998                   199,447           199        100,000         1,000       12,333,964      (12,527,621)
Net Loss, Year Ended December 31, 1999             -             -              -             -         (178,877)               -
                                          ----------     ---------        -------     ---------     ------------     ------------

Balance, December 31, 1999                   199,447           199        100,000         1,000       12,333,964      (12,706,498)
Common Stock Issued at $7.00 Per Share
  for Services Rendered                      166,628           168              -             -        1,166,230                -
Common Stock Issued at $0.14 Per Share
  for Services Rendered                      550,000           550              -             -           76,450                -
Common Stock Issued at $0.14 Per Share
  For Services Rendered                    6,000,000         6,000              -             -          834,000                -
Common Stock Canceled                     (6,000,000)       (6,000)             -             -          (52,458)         (61,542)
Fractional Shares Issued                         832             -              -             -                -                -

   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001

                                          Common Stock   Common Stock   Common Stock  Common Stock   Additional       Retained
                                             Class A        Class A       Class B        Class B       Paid In        Earnings
                                              Shares         Amount        Amount        Amount        Capital       (A Deficit)
                                          ------------   -------------  -------------  ------------  -----------     -----------
Common Stock Issued for Services at
 $0.14 Per Share for Services Rendered       800,000           800              -             -          111,200                -
Common Stock Canceled                       (120,000)         (120)             -             -              120                -
Common Stock Canceled                       (100,000)         (100)             -             -              100                -
Common Stock Issued for Services at
 $0.29 Per Share                             275,000           275              -             -           79,475                -
Preferred Shares Issued as Consideration
  for Purchase of Subsidiary                       -             -              -             -          (40,000)               -
Common Stock Issued for Cash at
  $0.25 Per Share                             90,000            90              -             -           22,410                -
Common Stock Issued for Services at
  $0.375 Per Share                           100,000           100              -             -           37,399                -
Common Stock Issued for Services at
  $0.375 Per Share                           160,000           160              -             -           59,840                -
Net Loss, Year Ended December 31, 2000             -             -              -    (3,213,115)               -                -
                                          ----------     ---------        -------     ---------     ------------     ------------

Balance, December 31, 2000                 2,121,907         2,122       100,000          1,000       14,628,730      (15,981,155)
Common Stock Issued for Services at
  $0.20 Per Share, February 23, 2001           2,500             3             -              -              497                -
Common Stock Issued for Services at
  $0.25 Per Share, January 5, 2001            45,000            45             -              -           11,205                -
Common Stock Issued for Services at
  $0.20 Per Share, January 4, 2001           600,000           600             -              -          119,400                -
Common Stock Issued for Services at
  $0.28 Per Share, March 6, 2001             200,000           200             -              -           55,800                -
Common Stock Issued for Services at
  $0.06 Per Share, March 23, 2001            200,000           200             -              -           11,800                -
Common Stock Canceled, April 2, 2001        (100,000)         (100)            -              -              100                -
Correction in Common Stock Issued at
  $0.20 Per Share, April 2, 2001            (100,000)         (100)            -              -          (19,900)               -
Common Stock Issued for Services at
  $0.05 Per Share, April 5, 2001              50,000            50             -              -            2,450                -
Common Stock Issued for Services at
  $0.10 Per Share, April 10, 2001            350,000           350             -              -           34,650                -
Common Stock Issued for Services at
  $0.05 Per Share, April 30, 2001            100,000           100             -              -            4,900                -
Common Stock Issued for 100% Ownership
  of Newly Formed Subsidiary,
  May 9, 2001                              7,200,000         7,200             -              -           (7,200)               -
Common Stock Issued for Services at
  $0.04 Per Share, May 11, 2001              400,000           400             -              -           15,600                -
Common Stock Issued for Services at
  $0.11 Per Share, May 15, 2001              600,000           600             -              -           65,400                -

   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                          Common Stock   Common Stock   Common Stock  Common Stock   Additional       Retained
                                             Class A        Class A       Class B        Class B       Paid In        Earnings
                                              Shares         Amount        Amount        Amount        Capital       (A Deficit)
                                          ------------   -------------  -------------  ------------  -----------     -----------
Common Stock Issued for Services at
  $0.09 Per Share, May 21, 2001              400,000           400              -             -           35,600                -
Common Stock Issued for Services at
  $0.16 Per Share, May 31, 2001              550,000           550              -             -           87,450                -
Common Stock Issued for Services at
  $0.16 Per Share, June 18, 2001             500,000           500              -             -           79,500                -
Common Stock Issued for Services at
  $0.15 Per Share, June 20, 2001           2,150,000         2,150              -             -          320,350                -
Common Stock Issued for Services at
  $0.17 Per Share, June 5, 2001              200,000           200              -             -           33,800                -
Common Stock Issued for Cash at $0.001
  Per Share, July 12, 2001                    10,000            10              -             -              990                -
Common Stock Issued for Services at
  $0.24 Per Share, July 12, 2001           2,579,500         2,579              -             -          616,501                -
Common Stock Issued for Services at
  $0.24 Per Share, July 12, 2001           1,800,000         1,800              -             -          430,200                -
Common Stock Issued for Services at
  $0.20 Per Share, July 24, 2001           6,450,000         6,450              -             -        1,283,550                -
Common Stock Issued for Services at
  $0.20 Per Share, July 24, 2001             800,000           800              -             -          159,200                -
Common Stock Issued for Services at
  $0.14 Per Share, August 15, 2001           700,000           700              -             -           97,300                -
Common Stock Issued as Collateral
  for Loans, (August 4, 2000)              5,927,713         5,928              -             -           (5,928)               -
Common Stock Issued for Services at
  $0.09 Per Share, August 31, 2001           150,000           150              -             -           13,350                -
Common Stock Issued for Services at
  $0.08 Per Share, September 4, 2001         500,000           500              -             -           39,500                -
Common Stock Issued for Services at
  $0.06 Per Share, September 6, 2001         500,000           500              -             -           29,500                -
Common Stock Issued for Services at
  $0.03 Per Share, September 24, 2001        500,000           500              -             -           14,500                -
Common Stock Canceled                     (7,200,000)       (7,200)             -             -            7,200                -
Common Stock Canceled                       (500,000)         (500)             -             -              500                -
Common Stock Issued for Cash at $0.02
  Per Share, September 29, 2001              250,000           250              -             -            4,750                -
Shares Issued in Exchange for 300,000
  Shares of Growth Fund Partnership, Inc.          -             -              -             -          (30,000)               -
Common Stock Issued for Insurance
  Guarantee at $0.03 Per Share,
  October 17, 2001                         2,500,000         2,500              -             -           72,500                -

   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001



                                          Common Stock   Common Stock   Common Stock  Common Stock   Additional       Retained
                                             Class A        Class A       Class B        Class B       Paid In        Earnings
                                              Shares         Amount        Amount        Amount        Capital       (A Deficit)
                                          ------------   -------------  -------------  ------------  -----------     -----------
Common Stock Issued for Services at
  $0.07 Per Share, October 19, 2001          130,000           130              -             -            8,970                -
Common Stock Issued for Collateral on
  Loan at $0.07 Per Share,
  October 19, 2001                         4,800,000         4,800              -             -          331,200                -
Common Stock Issued for Services
  Rendered at $0.07 Per Share,
  October 25, 2001                           750,000           750              -             -           51,750                -
Common Stock Issued for Services at
  $0.5 Per Share, November 6, 2001         2,000,000         2,000              -             -           98,000                -
Common Stock Issued for Collateral
  on Loan at $0.03 Per Share,
  November 12, 2001                        1,200,000         1,200              -             -           34,800                -
Common Stock Issued for Services
  Rendered at $0.03 Per Share,
  November 12, 2001                        1,500,000         1,500              -             -           43,500                -
Common Stock Issued for Insurance
  Guarantee at $0.03 Per Share,
  November 12, 2001                          500,000           500              -             -           14,500                -
Common Stock Issued for Services at
  $0.06 Per Share, November 19, 2001         200,000           200              -             -           11,800                -
Common Stock Issued for Services at
  $0.04 Per Share, December 12, 2001         600,000           600              -             -           23,400                -
Common Stock Issued for Services at
  $0.04 Per Share, December 19, 2001         200,000           200              -             -            7,800                -
Common Stock Issued for Services at
  $.05 Per Share, December 31, 2001          500,000           500              -             -           24,500                -
Net Loss, Year Ended December 31, 2001             -             -              -    (4,548,218)               -                -
                                          ----------     ---------        -------     ---------     ------------     ------------
Balance, December 31, 2001                42,816,620     $  42,817        100,000     $   1,000     $ 18,863,965     $(20,529,373)
                                          ==========     =========        =======     =========     ============     ============

Accumulated Deficit:
   Prior to the Development Stage                                                                                    $ (8,390,740)
                                                                                                                     ============
   During the Development Stage                                                                                      $(12,138,633)
                                                                                                                     ============

   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR THE
                           PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001



                                                                      Year Ended       Year Ended       Loss Accumulated
                                                                     December 31,     December 31,         During the
                                                                         2001             2000          Development Stage
                                                                         ----             ----          -----------------
Cash Flows From Operating Activities
Net Loss                                                              $  (4,548,218)   $  (3,213,115)    $ (12,138,633)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
     Common Stock Issued for Services                                     4,288,180        2,372,646         6,945,643
     Preferred Stock Issued for Services                                          -                -            10,400
     Depreciation and Amortization                                                -                -            70,532
     Bad Debt Expense                                                         4,059            7,000           140,299
     Loss on Disposal of Assets and Partnership Interests                         -                -         2,364,508
     Discontinued Operations                                                      -                -           456,078
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                                     -                -            20,921
    Increase (Decrease) in Accounts Payable                                 122,007          659,160           874,185
    Increase (Decrease) in Accrued Expenses                                  59,881           40,410           162,554
                                                                      -------------    -------------     -------------
Total Adjustments                                                         4,474,127        3,079,216        11,045,120
                                                                      -------------    -------------     -------------
Net Cash Flows Used In Operating Activities                                 (74,091)        (133,899)       (1,093,513)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                   -          (11,059)          (11,059)
   Sale of Land                                                                   -                -            (3,201)
   Other                                                                          -                             64,000
                                                                                  -                             ------
Net Cash Flows Provided By (Used in) Investing Activities                         -          (11,059)           49,740

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                             17,750           22,500           328,050
   Sale of Preferred Stock for Cash                                               -                -           209,500
   Proceeds from Long-Term Debt                                              56,300          132,100           522,335
   Principle Payments on Long-Term Debt                                           -          (10,000)          (15,500)
                                                                      -------------    -------------     -------------
Net Cash Flows Provided By Financing Activities                              74,050          144,600         1,044,385
                                                                      -------------    -------------     -------------

Increase (Decrease) in Cash and Cash Equivalents                                (41)            (358)              612
Cash and Cash Equivalents, Beginning of Year                                    653            1,011                 -
                                                                      -------------    -------------     -------------
Cash and Cash Equivalents, End of Year                                $         612    $         653     $         612
                                                                      =============    =============     =============

Cash paid for:
   Interest                                                           $      28,000    $           -     $      36,509
                                                                      =============    =============     =============
   Income Taxes                                                       $           -    $           -     $           -
                                                                      =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                                       EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR THE
                           PERIOD FROM INCEPTION (JANUARY 1, 1994) TO DECEMBER 31, 2001



                                                                      Year Ended       Year Ended       Loss Accumulated
                                                                     December 31,     December 31,         During the
                                                                         2001             2000          Development Stage
                                                                         ----             ----          -----------------
Supplemental noncash investing and financing activities:
   Common Stock Issued for Services                                   $   4,288,180    $   2,372,646     $   6,945,643
   Preferred Stock Issued for Services                                            -                -     $      10,400
   Common Stock Issued for Dividends                                              -                -     $      50,234
   Paid-in Capital Through Cancellation of Preferred Stock                        -                -     $     380,400
   Common Stock Issued for Debt                                                   -                -     $     115,428

   The accompanying notes are an integral part of these financial statements.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. Collectively, they are referred to herein as "the Company."

Organization and Nature of Operations.

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

From the original inception of the Company to the inception of the development stage on January 1, 1994, the Company was heavily involved in mining and exploration activities principally in Arkansas. The Company generated an accumulated deficit of $8.4 million prior to the Company entering the development stage.

In January 2000, the Company elected to change its official name from Equity AU, Inc. to Equity Technologies & Resources, Inc.

The Company engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, acquire mineral claims, rights, facilities and equipment and to explore for precious metals. In 1994, the Company was notified by general partners of the partnerships that they were terminated and dissolved. As a result of the dissolution of the partnerships the Company ceased its operations and entered the development stage as per SFAS No. 7. See Note 2.

On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safequards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock. The acquisition of VPS was accounted for as a purchase per Accounting Principles Board No. ("APB") 16. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of Internet prescription drug technology. Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time.

In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR"), a Florida corporation, in exchange for 7,200,000 shares of the Company's common stock. ETCR held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

Summary of Significant Accounting Policies.

Accounting Method - The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Principles of Consolidation - The accompanying consolidated financial statements include those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Intangible Assets - Intangible assets represent patents and are recorded at cost in accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over the term of the specific agreements. Continually, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic loss per share such as preferred stock, including preferred dividends, are not included in the computation of diluted loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The Company has limited operations and has not been able to develop an ongoing, reliable source of revenues to fund its existence. The Company's day-to-day expenses have been covered by cash obtained from the issuance of stock and by proceeds from notes payable. The adverse effect on the Company's results of operation due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of Verified Prescription Safeguards, Inc., which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and private placements of its common stock to meet such needs. The Company relies on one of its majority shareholders to fund working capital to meet operating needs. Therefore, for at least the next twelve months the Company has viable plans to continue as a going concern. Additional funding will be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

The consolidated financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding or the success of its future operations. The Company's ability to achieve these objectives cannot be determined at this time. The accompanying financial statements should not be regarded as typical for normal operating periods.

NOTE 3 - CONTINGENCIES AND COMMITMENTS

The Company owed approximately $65,000 in federal taxes and is included in accrued expenses and is classified as a current liability. Penalties and interest continue to accrue. Unless the Company obtains adequate funding or financing or establishes a profitable business, the Company will have to make plans to pay the taxes, which could have a significant impact on the Company's business or results of operations.

On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued to. Management canceled these shares, which resulted in contributed capital of $8,394.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

During August 2001, the Company entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000, however, the consultant has not performed any work and the Company contends the consultant is in breach of contract due to non-performance. No accrual has been provided for in these financial statements.

NOTE 4 - NOTES PAYABLE

Notes payable of the Company are as follows at December 31:

                                                                 2001
                                                            ------------
Unsecured notes payable to a related
party, past due, bearing 12% interest.                      $    206,900

Unsecured promissory notes bearing interest at
10%. Interest payable annually in either stock or
cash, or both. The lenders may earn bonus
distributions based on the productivity of mining
operations. Due on demand.                                         6,000

Non-interest bearing notes payable to various
parties, secured by guarantees of common stock.
Due on demand.                                                   125,500

Unsecured, non-interest bearing notes payable to
various parties. Due on demand                                   157,500
                                                            ------------
Total                                                            495,900
Less related party notes                                        (364,400)
                                                            ------------
Total notes payable                                              131,500
Less current portion                                            (131,500)
                                                            ------------
Total Long-Term Debt                                        $          -
                                                            ============

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 5 - CAPITAL STOCK

Preferred Stock - Series A
The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $35,000 and $30,000 at December 31, 2001 and 2000, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at December 31, 2001 and 2000, respectively. Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

Preferred Stock - Class B
The company is authorized to issue 300,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $4,000 at December 31, 2001. In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all the outstanding shares of Verified Prescription Safeguards, Inc. (Note 1) These preferred shares are not convertible into shares of common stock. In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. common stock. The acquisition was recorded at $0 value. The cumulative amount of dividend was $1,750 at December 31, 2001. As of December 31, 2001, there were 70,000 shares outstanding.

Preferred Stock - Class C
The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $0 at December 31, 2001. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at December 31, 2001. Management canceled all outstanding shares and related dividends payable in 1997.

Common Stock - Class A
The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights.

In October 1997, the Company issued 1,830 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 297 shares were used to settle debt of the Company. 1,503 shares were returned in June 1998. At December 31, 1999, 25 remained outstanding.

In September 1997, the Company authorized a reverse stock split of 100-for-1. Shares outstanding have retroactively been restated.

The Company issued 32 and 27 shares as dividends in 1995 for 1993 and 1994 dividends accrued.

In May 1995,  the Company  issued in error 1,923 shares to a related  party that
were  returned  to  the  Company  and  canceled   during  1996.   There  was  no
consideration exchanged in the issuance or cancellation of these shares.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


In June 2000, the Company issued 166,628 shares of its series A common stock to related parties at $0.14 per share as consideration for services rendered. The shares were valued at fair market value at the time of the issuance.

In July 2000, the Company elected to reverse-split its series A common shares on a 1:50 basis, leaving 306,700 shares issued and outstanding after the split. All previously issued shares have been retroactively restated in the accompanying statement of stockholders' equity to reflect this stock split.

In August 2000, the Company reacquired 6,000,000 shares of common stock from a director in exchange for a promissory note for $120,000 payable to the director. The promissory note for $120,000 is included in notes payable-related party and is classified as a current liability. The 6,000,000 shares were subsequently canceled.

In August 2000, the Company issued 147,000 post-split shares of Series A common stock for services rendered. The shares were valued at $0.14 per share, which was the fair market value of the shares at the date of the issuance.

In October 2000, the Company elected to cancel 220,000 shares of its Series A common stock.

In November and December of 2000, the Company issued 535,000 shares in exchange for services rendered. The shares were valued at $0.25 - $0.38 per share based upon the market value of the stock at the issuance dates.

In November 2000, the Company issued 90,000 shares of its common stock for $22,500 in cash.

On February 23, 2001, the Company issued 2,500 shares of common stock at $0.20 per share for consulting services rendered. The shares were valued at the fair market rate on the date of issuance.

On January 5, 2001, the Company issued 45,000 shares of common stock at $0.25 per share as consideration for services rendered. The shares were valued at the fair market rate on the date of issuance.

On January 4, 2001, the Company issued 600,000 shares of common stock at $0.20 per share for services rendered.

On March 6, 2001, the Company issued 200,000 shares of common stock for services rendered $0.28 per share. The shares were valued at the fair market value on the date of issuance.

On March 23, 2001, the Company issued 200,000 shares of common stock for services rendered at $0.06 per share. The shares were valued at the fair market value on the date of issuance.

On April 2, 2001, the Company canceled 200,000 shares of common stock previously issued for services rendered.

On April 5, 2001, the Company issued 50,000 shares of common stock at $0.05 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On April 10, 2001, the Company issued 350,000 shares of common stock at $0.10 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


On April 30, 2001, the Company issued 100,000 shares of common stock at $0.05 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On May 9, 2001, the Company issued 7,200,000 shares of common stock at$ 0 for 100% acquisition of ECTR M&A, Inc., a newly formed subsidiary with no assets or liabilities. These shares were canceled in November 2001 and the Company does not currently hold any interest in ETCR.

On May 11, 2001, the Company issued 400,000 shares of common stock at $0.04 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On May 15, 2001, the Company issued 600,000 shares of common stock at $0.11 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On May 21, 2001, the Company issued 400,000 shares of common stock at $0.09 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On May 31, 2001, the Company issued 550,000 shares of common stock at $0.16 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On June 18, 2001, the Company issued 500,000 shares of common stock at $0.16 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On June 20, 2001, the Company issued 2,150,000 shares of common stock at $0.15 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On June 5, 2001, the Company issued 200,000 shares of common stock at $0.17 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On July 12, 2001, the Company issued 10,000 shares of common stock at $.001 per share for cash of $1,000.

On July 12, 2001, the Company issued 4,379,500 shares of common stock at $0.24 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On July 24, 2001, the Company issued 6,450,000 shares of common stock at $0.20 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On July 24, 2001, the Company issued 800,000 shares of common stock at $0.20 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On August 15, 2001, the Company issued 700,000 shares of common stock at $0.14 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In August 2001, 5,927,713 additional shares were issued representing post-split shares from August 2000 that never got issued.

On August 31, 2001, the Company issued 150,000 shares of common stock at $0.09 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


On September 4, 2001, the Company issued 500,000 shares of common stock at $0.08 per share for service rendered. The shares were valued at the fair market value on the date of issuance.

On September 6, 2001, the Company issued 500,000 shares of common stock at $0.06 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On September 24, 2001, the Company issued 500,000 shares of common stock at $0.03 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On September 29, 2001, the Company issued 250,000 shares of common stock at $0.02 per share for cash.

October 17, 2001, the Company issued 2,500,000 shares of common stock at $0.03 per share for an insurance guarantee on a policy. The shares were valued at the fair market value on the date of issuance.

On October 19, 2001, the Company issued 4,930,000 shares of common stock at $0.07 per share for services rendered and as collateral on a related party loan. The shares were valued at the fair market value on the date of issuance.

On October 25, 2001, the Company issued 750,000 shares of common stock at $0.07 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On November 6, 2001, the Company issued 2,000,000 shares of common stock at $0.05 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On November 12, 2001, the Company issued 3,200,000 shares of common stock at $.03 per share for services rendered, collateral on a related party loan, and an insurance guarantee. The shares were valued at the fair market value on the date of issuance.

On November 19, 2001, the Company issued 200,000 shares of common stock at $0.06 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On December 12, 2001, the Company issued 600,000 shares of common stock at $0.04 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On December 19, 2001, the Company issued 200,000 shares of common stock at $0.04 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On December 31, 2001, the Company issued 500,000 shares of common stock at $0.05 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

Common Stock - Class B
The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of September 30, 2001. All Class B shares of common stock are held by a director at December 31, 2001.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 - RELATED PARTY TRANSACTIONS

Arkansas American Mining and Exploration, Inc. (AAME) was owned and controlled by the founders of the Company. In 1988, AAME exchanged mining claims, milling facility and a core drilling rig, for the Company's common stock.

In 1994, Arkansas Mineral Partners Ltd., a partnership owed by James Arch, a former President of the Company, loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note, plus interest, was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company. All obligations of the Company have been fully satisfied.

During 1995, the Company paid $25,000 for services rendered by Stephen Guarino, former Director, President & CEO of the Company, and issued 2,500,000 shares of Class A common stock for additional services valued at $26,225.

During 1997, the Company issued 1,029,500 shares of common A stock to James Arch, a former President of the Company for services valued at $102,000. An agreement has been made with this former officer for continued consulting services which agreement is no longer in effect.

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a director and current President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 - DISCONTINUED OPERATIONS

In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event.

                                                                                                      From
                                                                                                  Inception of
                                                                                                 the Development
                                                                                                     stage on
                                                                                                  January 1,
                                                                                                       1994
                                                                       For the Years                 Through
                                                                  Ended December 31,               December 31,
                                                                2000                1999               2000
                                                       ------------------  ------------------  -------------------
SALES                                                  $                -  $                -  $                 -
COST OF SALES                                                           -                   -               33,817
                                                       ------------------  ------------------  -------------------
GROSS MARGIN                                                            -                   -              (33,817)
                                                       ------------------  ------------------  -------------------

OPERATING EXPENSES                                                      -                   -            1,399,405
                                                       ------------------  ------------------  -------------------

LOSS FROM OPERATIONS                                                    -                   -           (1,433,222)
                                                       ------------------  ------------------  -------------------

OTHER INCOME (EXPENSE)
  Other income                                                          -                   -                   41
  Interest expense                                                      -                   -              (40,953)
  Other expense                                                         -                   -              (30,185)
  Gain on sale of land                                                  -                   -               30,840
  Loss on disposal of assets                                            -                   -              (75,667)
  Loss on partnership interests                                         -                   -           (2,288,841)
                                                       ------------------  ------------------  -------------------
     Total Other Income (Expense)                                       -                   -           (2,404,765)
                                                       ------------------  ------------------  -------------------

LOSS BEFORE INCOME TAX EXPENSE                                          -                   -           (3,837,987)
                                                       ------------------  ------------------  -------------------

INCOME TAX EXPENSE                                                      -                   -                    -
                                                       ------------------  ------------------  -------------------

LOSS FROM DISCONTINUED
 OPERATIONS                                            $                -  $                -   $       (3,837,987)
                                                       ==================  ==================   ==================

DIVIDEND ON PREFERRED STOCK                            $                -  $                -   $          (32,517)
                                                       ==================  ==================   ==================