Form 10QSB
period 2002-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-05-20
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended March 31, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

                        Commission file number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
         ---------------------------------------------------------------
             (exact name of registrant as specified in its charter)


          DELAWARE                                           75-2276137
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1050 Chinoe Road, Suite 304, Lexington, Kentucky              40502
-------------------------------------------------           -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (859) 268-4446

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.001 par value, as of April 9, 2002 was 43,516,620.

                     EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002


INDEX


PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

Consolidated Balance Sheet.................................................  3

Consolidated Statements of Operations......................................  4

Consolidated Statements of Cash Flows......................................  5

Notes to Interim Financial Statements......................................  7


Item 2   Management's Discussion and Analysis..............................  8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings...................................................  9

Item 2 Changes in Securities and use of proceeds...........................  9

Item 3 Defaults Upon Senior Securities.....................................  9

Item 4 Submission of Matters to a Vote of Security Holders.................  9

Item 5 Other Information...................................................  9

Item 6 Exhibits and Reports on Form 8-K....................................  9

Signatures.................................................................  9

ITEM 1    Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

ASSETS
Current Assets
   Cash                                                          $     22,284
   Advances to Officer                                                 16,000
                                                                 ------------
Total Current Assets                                                   38,284
                                                                 ------------

Total  Assets                                                    $     38,284
                                                                 ============

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                              $     72,435
   Accrued Expenses                                                   181,975
   Dividends Payable                                                   45,000
   Notes Payable                                                      131,500
   Notes Payable - Related Party                                      432,648
                                                                 ------------
Total Current Liabilities                                             863,558
                                                                 ------------

Total Liabilities                                                     863,558

Stockholders' Equity (Deficit)
Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares
    authorized, 63,169 shares issued and outstanding                   63,169
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares
    authorized, 70,000 shares issued and outstanding                   70,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares
    authorized, -0- shares issued and outstanding                           0
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares
    authorized, issued and outstanding: 43,516,620                     43,517
Common Stock, Class B, $0.01 Par Value, 100,000 shares
    authorized, 100,000 issued and outstanding                          1,000
Additional Paid in Capital                                         19,642,844
Accumulated Deficit Prior to the Development Stage                 (8,390,740)
Deficit Accumulated During the Development Stage                  (12,255,064)
                                                                 ------------
Total Stockholders' Equity (Deficit)                                 (825,274)
                                                                 ------------
Total Liabilities and Stockholders' Equity                       $     38,284
                                                                 ============

                  See condensed notes to financial statements.

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2000
                   AND FROM INCEPTION OF THE DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2002
                                   (Unaudited)

                                          For the        For the          Loss
                                        Three months   Three months    Accumulated
                                           Ended          ended        During the
                                         March 31,      March 31,      Development
                                           2002            2001           Stage
                                        -----------     ----------    ------------
Revenues                                $         -     $        -    $          -

Expenses
   General and Administrative              (104,418)      (218,357)     (8,129,719)
                                        -----------     ----------    ------------

Loss From Operations                       (104,418)      (218,357)     (8,129,719)

Other Expense
   Interest Expense                         (12,013)       (11,003)       (160,782)
                                        -----------     ----------    ------------

Loss From Continuing Operations                           (229,360)     (8,290,501)
                      (116,431)

Loss on Discontinued Operations                                   -     (3,837,987)
                                        -----------     ----------    ------------
                                                   -

Net loss available to common
stockholders                            $  (116,431)    $ (229,360)   $(12,128,488)
                                        ===========     ==========    ============

Dividends on Preferred Stock                      -              -    $     32,517
                                        ===========     ==========    ============

Basic and diluted loss per
common share                             $   (0.003)     $   (0.09)
                                        ===========     ==========

Basic weighted average number of
common shares outstanding                43,383,287      2,648,715
                                        ===========     ==========

                  See condensed notes to financial statements.

                             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, AND
                             FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                       (JANUARY 1, 1994) TO MARCH 31, 2002
                                                   (Unaudited)
                                                                                                               Loss Accumulated
                                                                                              Three Months        During the
                                                                      Three Months Ended         Ended           Development
                                                                         March 31, 2002       March 31, 2001        Stage
                                                                      ------------------      --------------   ----------------
Cash Flows From Operating Activities
   Net Loss                                                              $     (116,431)      $     (229,360)   $   (12,255,064)
   Adjustments to Reconcile Net Loss to Net Cash
Used
      In Operating Activities
   Common Stock Issued For Services                                              26,000              188,000          6,971,643
   Accrued expenses converted treated as capital contributions                   22,911                    0             22,911
   Preferred Stock Issued For Services                                                0                    0             10,400
   Depreciation and Amortization                                                      0                    0             70,532
   Bad Debt Expense                                                                   0                    0            140,299
   Discontinued Operations                                                            0                    0          2,364,508
   Loss on Disposal of Assets and partnership interests                               0                    0            456,078
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                      0                    0             20,921
       Increase (Decrease) in Accounts Payable                                   20,681               16,911            894,866
       Increase (Decrease) in Accrued Expenses                                   16,263               12,253            178,817
                                                                         --------------       --------------    ---------------
   Total Adjustments                                                             85,855              217,164         11,130,975
                                                                         --------------       --------------    ---------------
Net Cash Flows Used In Operating Activities                                     (30,576)             (12,196)        (1,124,089)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                       -                    -           (11,059)
   Sale of Land                                                                       -                    -             64,000
   Purchase of Property and Equipment                                                 -                    -            (3,201)
                                                                         --------------       --------------    ---------------
Net Cash Flows From Investing Activities                                              -                    -             49,740

Cash Flows From Financing Activities
   Net advances to/from officers                                                 52,248                    -             52,248
   Sale of Common Stock for Cash                                                      0               11,750            328,050
   Contributed Capital                                                                0                    0                  -
   Sale of Preferred Stock                                                            0                    0            209,500
   Proceeds from Long Term Debt                                                       0                    0            522,335
   Principle payments on long term debt                                               0                    0            (15,500)
                                                                         --------------       --------------    ---------------
Net Cash Provided By Financing Activities                                        52,248               11,750          1,096,633
                                                                         --------------       --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents                                 21,672                 (446)            22,284
Cash and Cash Equivalents, Beginning of Year                                        612                  653
                                                                         --------------       --------------    ---------------
Cash and Cash Equivalents, End of Year                                   $       22,284       $          207    $        22,284
                                                                         ==============       ==============    ===============


                                      See condensed notes to financial statements.

                             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, AND
                        FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO MARCH 31, 2002
                                                   (Unaudited)

                                                                                                               Loss Accumulated
                                                                                              Three Months        During the
                                                                      Three Months Ended         Ended           Development
                                                                         March 31, 2002       March 31, 2001        Stage
                                                                      ------------------      --------------   ----------------
Supplemental Information:
Cash Paid For:
Interest                                                                              -                    -    $        36,509
                                                                         ==============       ==============    ===============
Income Taxes                                                                          -                    -                  -

Noncash Investing and Financing Activities:
Accounts payable converted to additional paid in capital                 $      173,837                    -    $       173,837
                                                                         ==============       ==============    ===============
Payroll liabilities converted to additional paid in capital              $      570,000                    -    $       570,000
                                                                         ==============       ==============    ===============

Common Stock Issued For Services                                         $       26,000       $      188,000    $     6,971,643
                                                                         ==============       ==============    ===============
Preferred Stock Issued For Services                                                   -                    -    $        10,400
                                                                         ==============       ==============    ===============
Common Stock Issued For Dividends                                                     -                    -    $        50,234
                                                                         ==============       ==============    ===============
Paid-In Capital Through Cancellation of
     Preferred Stock                                                                  -                    -    $       380,400
                                                                         ==============       ==============    ===============
Common Stock Issued For Debt                                                          -                    -    $       115,428
                                                                         ==============       ==============    ===============


                    The accompanying notes are an integral part of these financial statements.

                                                         6

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001 on Form 10-KSB and on Form 10-KSB as amended.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB and on Form 10-KSB as Amended.

NOTE 2 - GOING CONCERN

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

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Statements made or incorporated in this report include a number of forward looking statements within the meaning of Section 27(a) of the Securities Exchange Act of 1933 and Section 21(e) of the Securities Exchange Act or 1934. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressly or implied by such forward-looking statements. In addition, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Plan of Operation. Equity Technologies & Resources, Inc. is a development stage company and has no current business operations. In December 2000, the Company acquired all of the common stock in Verified Prescription Safeguards, Inc. with the intention of developing an electronic system to provide solutions for the prescription drug and healthcare industry. The Company has a viable business plan and anticipates the opportunities to obtain favorable funding from sources outside its principal shareholders during the next twelve months.

During the next twelve months, the Company expects to complete the development of the Verified Prescription Safeguards, Inc. system and become operational. In the event, however, that the expectations of management do not materialize, within the next twelve months, we may be forced to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $30,000. These expenses would involve legal and auditing expenses. The expenses of our audit, legal and professional requirements (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our shareholders and management. It is possible that any advances by management may be paid by issuing shares of the Company's common stock. If further funding is required, such auditing services by the independent accountant may not be the subject of deferred compensation.

Financial Conditions and Results of Operations: At March 31, 2002, the Company had $38,284 in assets and total stockholders deficit of $825,274 compared with total assets of $612 and total stockholders deficit of $1,501,591 at December 31, 2001. During the first quarter of 2002, the Company had no operations. General and administrative expenses were $104,418. Expenses include the rental of office space, payment for utilities and insurance, system development, and consulting fees to the corporation current. The corporation recorded a net loss as of March 31, 2002 of $116,431.

PART II -- OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities and use of proceeds

         None

Item 3   Defaults Upon Senior Securities

         The Company is in default on the following notes: $165,500 due to a related party plus accrued interest of approximately $62,000 and a late charge penalty of $16,550.

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         None


                                 Signature Page


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                                       (Registrant)


Dated: May 20, 2002                        BY: /s/ Frank G. Dickey
                                              ------------------------------
                                              Frank G. Dickey, President