Form 10QSB
period 2002-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-08-14
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                        Commission file number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
             -----------------------------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock, $0.0001 par value, as of August 2, 2002 was 88,916,620.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002


                                     INDEX


PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

Consolidated Balance Sheet.................................................  3

Consolidated Statements of Operations......................................  4

Consolidated Statements of Cash Flows......................................  5

Notes to Interim Financial Statements......................................  7


Item 2   Management's Discussion and Analysis..............................  9

PART II   OTHER INFORMATION

Item 1 Legal Proceedings................................................... 10

Item 2 Changes in Securities and use of proceeds........................... 10

Item 3 Defaults Upon Senior Securities..................................... 10

Item 4 Submission of Matters to a Vote of Security Holders................. 10

Item 5 Other Information................................................... 10

Item 6 Exhibits and Reports on Form 8-K.................................... 10

Signatures................................................................. 10

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                  (A Development Stage Company)

                              UNAUDITED CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 2002

ASSETS
Current Assets
   Cash                                                                           $   10,484
                                                                                  ----------
Total current assets                                                                  10,484

Total Assets                                                                      $   10,484
                                                                                  ==========

LIABILITIES AND  STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts Payable                                                               $   74,472
   Accrued Expenses                                                                  215,378
   Dividends Payable                                                                  10,500
   Notes Payable                                                                     232,500
   Notes Payable - Related Party                                                     409,646
                                                                                  ----------
Total Current Liabilities                                                            942,496
                                                                                  ----------

Total Liabilities                                                                    942,496

Stockholders' Equity (Deficit)
Preferred Stock, Class A, $0.001 Par Value, 2,000,000 shares   authorized,
    13,169 shares issued and outstanding                                                  13
Preferred Stock, Class B, $0.001 Par Value, 300,000 shares authorized,
    70,000 shares issued and outstanding                                                  70
Preferred Stock, Class C, $0.001 Par Value, 100,000 shares authorized, -0-
    shares issued and outstanding                                                          -
Common Stock, Class A, $0.0001 Par Value, 300,000,000 shares authorized,
    71,266,620 issued and outstanding                                                  7,127
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized, 100,000
    issued and outstanding                                                             1,000
Additional Paid in Capital                                                        21,607,081
Accumulated Deficit Prior to the Development Stage                                (8,390,740)
Deficit Accumulated During the Development Stage                                 (14,156,563)
                                                                                  ----------
Total Stockholders' Deficit                                                         (932,012)
                                                                                  ----------
Total Liabilities and Stockholders' Equity                                        $   10,484
                                                                                  ==========


                         See condensed notes to financial statements.

                                             3

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)

                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
                        FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO JUNE 30, 2002

                                                                                                          Deficit
                                                                                                        Accumulated
                                        Three months   Three months      Six months      Six months     During the
                                           Ended           Ended           Ended           Ended        Development
                                       June 30, 2002   June 30. 2001   June 30, 2002   June 30, 2001       Stage
                                       -------------------------------------------------------------------------------
Revenues                               $           -    $          -    $           -   $          -   $           -

General and administrative expenses       (1,823,097)       (735,192)      (1,927,515)      (953,549)     (9,952,816)
                                       -------------    ------------    -------------   ------------   -------------

Loss from operations                      (1,823,097)       (735,192)      (1,927,515)      (953,549)     (9,952,816)

Other Income (Expense)
   Interest expense                          (78,403)        (19,469)         (90,416)       (30,472)       (239,244)
   Interest income                                 -               -                               -              59
                                       -------------    ------------    -------------   ------------   -------------

Total other income (expense)                 (78,403)        (19,469)         (90,416)       (30,472)       (239,185)
                                       -------------    ------------    -------------   ------------   -------------

Loss from continuing operations           (1,901,500)       (754,661)      (2,017,931)      (984,021)    (10,192,001)

Loss on discontinued operations                    -               -                -              -      (3,837,987)
                                       -------------    ------------    -------------   ------------   -------------
Net loss available to common
stockholders                           $  (1,901,500)   $   (754,661)   $  (2,017,931)  $   (984,021)  $ (14,029,988)
                                       =============    ============    =============   ============   =============

Dividends on preferred stock                       -               -                -              -   $     (32,517)
                                                                                                       =============

Basic and diluted loss per share
 of common stock:
   Continuing operations               $       (0.04)   $      (0.09)   $       (0.04)  $      (0.10)
   Discontinued operations                          -               -                -              -
                                       -------------    ------------    -------------   ------------
   Net loss                            $       (0.04)   $      (0.09)   $       (0.04)  $      (0.10)
                                       -------------    ------------    -------------   ------------

Weighted average number of common
 shares outstanding:
   Basic and diluted                      51,442,444       8,782,869       50,294,244      9,584,654
                                       -------------    ------------    -------------   ------------


                                       See condensed notes to financial statements.

                                                            4

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
                        FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO JUNE 30, 2002

                                                                                                         Deficit
                                                                                                        Accumulated
                                                                      Six months       Six months       During the
                                                                        Ended            Ended         Development
                                                                    June 30, 2002    June 30, 2001        Stage
                                                                   ----------------------------------------------------
Cash Flows From Operating Activities
Net Loss                                                              $  (2,017,931)    $   (984,021)    $ (14,156,564)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
     Common Stock Issued for Services                                     1,786,000          853,000         8,731,643
     Preferred Stock Issued for Services                                          -                -            10,400
     Accrued expenses treated as capital contributions                       45,822                             45,822
     Depreciation and Amortization                                                -                -            70,532
     Bad Debt Expense                                                             -           30,000           140,299
     Loss on Disposal of Assets and Partnership Interests                         -                -         2,364,508
     Discontinued Operations                                                      -                -           456,078
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                                     -                -            20,921
    Increase (Decrease) in Accounts Payable                                  37,718           50,022           911,903
    Increase (Decrease) in Accrued Expenses                                  51,416           26,588           213,970
                                                                      -------------     ------------     -------------
Total Adjustments                                                         1,920,956          959,610        12,966,076
                                                                      -------------     ------------     -------------
Net Cash Flows Used In Operating Activities                                 (96,975)         (24,411)       (1,190,488)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                   -                -           (11,059)
   Sale of Land                                                                   -                -            (3,201)
   Other                                                                          -                -            64,000
                                                                      -------------     ------------     -------------
Net Cash Flows Provided By (Used in) Investing Activities                         -                -            49,740

Cash Flows From Financing Activities
   Net advances to/from officers                                             40,247                             40,247
   Sale of Common Stock for Cash                                                  -                -           328,050
   Sale of Preferred Stock for Cash                                               -                -           209,500
   Proceeds from Long-Term Debt                                              86,000           12,100           608,335
   Less cost of money                                                       (19,400)               -           (19,400)
   Principle Payments on Long-Term Debt                                           -                -           (15,500)
                                                                      -------------     ------------     -------------
Net Cash Flows Provided By Financing Activities                             106,847                -         1,151,232
                                                                      -------------     ------------     -------------

Increase (Decrease) in Cash and Cash Equivalents                              9,872             (561)           10,484
Cash and Cash Equivalents, Beginning of period                                  612              653                 -
                                                                      -------------     ------------     -------------
Cash and Cash Equivalents, End of period                              $      10,484     $         92     $      10,484
                                                                      =============     ============     =============
Cash paid for:
   Interest                                                           $      45,000                -     $      81,509
                                                                      =============     ============     =============

   Income Taxes                                                                   -                -     $           -


                                            See condensed notes to financial statements.

                                                                 5

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)

                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001, AND
                        FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO JUNE 30, 2002


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                      Six months       Six months       During the
                                                                        Ended            Ended         Development
                                                                    June 30, 2002    June 30, 2001        Stage
                                                                   ----------------------------------------------------
Supplemental noncash investing and financing activities:
   Common Stock Issued for Services                                   $   1,786,000     $    853,000     $   8,731,643
   Payroll liabilities converted to additional paid in capital                    -                -     $     570,000
   Accrued expenses treated as capital contributions                  $      45,822                -     $      45,822
   Accounts payable converted to additional paid in capital                       -                -     $     173,837
   Dividends payable converted to additional paid in capital          $      36,250                -     $      36,350
   Preferred Stock Issued for Services                                            -                -     $      10,400
   Common Stock Issued for Dividends                                              -                -     $      50,234
   Paid-in Capital Through Cancellation of Preferred Stock                        -                -     $     380,400
   Common Stock Issued for Debt                                                   -                -     $     115,428


                                       See condensed notes to financial statements.

                                                             6

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001 on Form 10-KSB, as amended.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB, as amended.

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

NOTE 3 - COMMON STOCK

On August 1, 2002, the Company amended its articles of incorporation as follows:

         o Common stock, Class A - decrease the par value from $0.001 to $0.0001 and increase the number of authorized shares from 99,900,000 to 300,000,000 shares.

         o        Common stock, Class B - no changes.

         o Preferred stock, Class A - decrease the par value from $1.00 to $0.001.

         o Preferred stock, Class B - decrease the par value from $1.00 to $0.001.

         o Preferred stock, Class C - decrease the par value from $1.00 to $0.001.

The stockholders' equity section as of June 30, 2002 has been retroactively restated for the changes in par value.

During the quarter ended June 30, 2002, the Company issued 22,000,000 restricted shares of Class A common stock at $0.08 per share, or $1,760,000. Subsequent to quarter end, the Company issued 17,650,000 restricted shares of Class A common stock for services rendered. The shares were valued at the fair market value of the services received.

NOTE 4 - PREFERRED STOCK

On June 28, 2001, the Board of Directors of the Company approved a preferred stock dividend for the benefit of the Company's common stockholders. One share of Class A, non-voting, convertible preferred stock, with a face value of $500.00 was issued for every 500 shares of common stock to shareholders of record on July 16, 2001. The preferred stock is convertible into common stock during the thirty-day period immediately following the one-year anniversary of the record date, July 16, 2002. Each share of preferred stock is convertible into common stock with a total value of $500 at the conversion rate of 90% of the average of the closing bid and asking price for the common stock of the Company during the twenty days immediately preceding the specific date the preferred shareholder gives notice to convert. No officers, directors, or holders of fewer than 500 shares, or fraction thereof, were eligible for the preferred stock dividend or conversion. There were 13,169 total preferred shares issued in connection therewith. The fair market value of the preferred stock dividend was determined to be zero because the Company is a development stage company with no significant assets and no cash flows from operating activities since inception. Accordingly, the preferred stock dividend was accounted for by transferring $13,169 from additional paid in capital to preferred stock. The conversion date for the preferred stock has been extended to September 16, 2002.

During the quarter ended June 30, 2002, the Company canceled 50,000 shares of its Series A preferred stock and related dividend payable of $36,250. Total amounts reclassified to additional paid in capital were $86,250.

NOTE 5 - EARNINGS (LOSS) PER SHARE

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

Caution concerning forward-looking statements.

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

Critical accounting policies.

The financial statements were prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and base our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We currently do not feel we have any critical accounting policies.

Recent accounting pronouncements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of this FASB will not have a significant effect on the Company's financial statements.

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

Financial Conditions and Results of Operations:

At June 30, 2002, the Company had $10,484 in assets and total stockholders deficit of $932,012 compared with total assets of $612 and total stockholders deficit of $1,501,591 at December 31, 2001. During the six months ended June 30, 2002, the Company had no operations. General and administrative expenses were $1,927,515 and were primarily attributable to common stock issued for services rendered of $1,786,000. The corporation recorded a net loss as of June 30, 2002 of 2,017,931.

                          PART II -- OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Changes in Securities and use of proceeds

During the quarter ended June 30, 2002, the Company issued 22,000,000 shares of restricted Class A common stock at $0.08 per share for services rendered and collateral for defaulted loans. The shares issued were valued at the fair market value on the date of issuance. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

Item 3 Defaults Upon Senior Securities

The Company is in default on the following notes: $165,500 due to a related party plus accrued interest of approximately $70,000 and a late charge penalty of $16,550; and $75,000 due to FV Investments, LLC plus accrued interest of approximately $43,719 at June 30, 2002. The note is accruing interest at the default rate of $500 per day.

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

         Exhibits.

         99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer and Chief Financial Officer

Reports on Form 8-K. None

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



                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (Registrant)



Dated: August 13, 2002                     BY: /s/ Frank G. Dickey
                                             ------------------------------
                                             Frank G. Dickey, President