Form 10KSB/A
period 2000-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-08-27
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-KSB/A #2

         [X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required, effective October 7, 1996.)

                   For the fiscal year ended December 31, 2000

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from _____________ to _____________ .

                         Commission file number 33-20582

                      Equity Technologies & Resources, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Delaware                                  75-2276137
   -------------------------------                  --------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

1050 Chinoe Road, Suite 304, Lexington, Kentucky            40502
------------------------------------------------          ---------
   (Address of Principal Executive Offices)               (Zip Code)

                                 (859) 268-4446
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, par value $.001 per share
                -------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's total consolidated revenues for the year ended December 31, 2000 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2000 was $452,348. The number of shares outstanding of the issuer's common equity, as of December 31, 2000 was 8,121,907 shares.

Explanatory Note:
---------------------
The Registrant, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-KSB/A, Amendment No. 2, to its Consolidated Financial Statements for the year ended December 31, 2000, for the purpose of correcting the following:

As of December 31, 2000, the number of shares of common stock outstanding were understated by 6,000,000 shares. The December 31, 2000 10KSB has been amended and this report has been revised for the change. Previously reported loss per share amounts have been revised. There was no effect on previously reported results of operations.

                                TABLE OF CONTENTS

                                     PART I


Item 1.       Description of Business........................................3

Item 2.       Description of Property........................................3

Item 3.       Legal Proceedings..............................................3

Item 4.       Submission of Matters to a Vote of Security-Holders............3


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......4

Item 6.       Management's Discussion and Analysis or Plan of Operation......4

Item 7.       Financial Statements...........................................5

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure............................5

                                    PART III

Item 9.       Directors and Executive Officers...............................6

Item 10.      Executive Compensation.........................................6

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management.................................................7

Item 12.      Certain Relationships and Related Transactions.................7

Item 13.      Exhibits, List and Reports on Form 8-K.........................8

              Signature......................................................8

              Index to Exhibits..............................................9

                                     PART I

Item 1. Description of Business.

GENERAL

Equity Technologies & Resources, Inc. ("Equity", or "the Company") is a Delaware corporation, the successor to Equity AU, Inc., which was engaged in the exploration and mining of certain minerals in Arkansas. The principal corporate offices are now located at 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502 and its telephone number is (859) 268-4446. Equity AU, Inc. ceased all mining activity in December 1996. The corporation changed its name to Equity Technologies & Resources, Inc. in 2000, which was an integral part of the change in focus of the Company. In December 2000, Verified Prescription Safeguards, Inc. was acquired by Equity Technologies & Resources, Inc. It will be operated as a wholly owned subsidiary as a solution provider for the prescription drug industry.

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

                                     PART II

Item 5. Market for Common Equity & Related Stockholder Matters.

The Class A Common Stock of Equity Technologies & Resources is currently traded under the symbol "ETCR" on the OTCBB exchange, a service maintained by the National Association of Securities Dealer, Inc. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2000 and 1999 are as follows:

                                                         High         Low
                                                        ------       ------
Fiscal 1999:
Quarter Ended March 31, 1999                              (1)          (1)
Quarter Ended June 30, 1999                               (1)          (1)
Quarter Ended September 30, 1999                          (1)          (1)
Quarter Ended December 31, 1999                           (1)          (1)

Fiscal 2000:
Quarter Ended March 31, 2000                              (1)          (1)
Quarter Ended June 30, 2000                               (1)          (1)
Quarter Ended September 30, 2000                          (1)          (1)
Quarter Ended December 31, 2000                         $1.25        $0.19

(1) no available data

As of April 10, 2001, there were approximately 800 record holders of the common stock representing 8,121,907 shares outstanding. The Company has not paid any cash dividends on its Common Stock, and it currently intends to retain any future earnings to fund the development and growth of its business. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid.

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

Recent sales of unregistered securities

On August 7, 2000 the Company issued 6,000,000 shares of Class A common stock (par value $0.001) to the President of the Company for consulting services rendered, valued at the fair market value on the date of issuance of $0.14 per share. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2000 compared to the Year Ended December 31,
1999.

During the year ended December 31, 2000 the Company had no operations. General and administrative expenses were $3,168,474 for the year of 2000, and primarily represented common stock issued for services of approximately $2,300,000. Other general and administrative expenses included rental expense of approximately $147,000, payroll expenses to officers of $570,000, legal and professional fees of approximately $15,000, and consulting fees of approximately $37,000 to keep the corporation current in its compliance requirements. The Company recorded a net loss of $3,213,115 in 2000, compared to $178,877 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had $4,712 in assets and total stockholders' deficit of $(1,259,303) compared with total assets of $1,011 and total stockholders deficit of $(321,325) at December 31, 1999. The Company borrowed $18,300 from the President and $121,300 from other sources for general operating expenses. The President and others have been paying the expenses of the Company until the company or its subsidiary can commence business.

PLAN OF OPERATIONS

The Company has limited operations and has not been able to develop an ongoing, reliable source of revenues to fund its existence. The Company's day-to-day expenses have been covered by cash obtained from the issuance of stock, and by proceeds from notes payable. The adverse effect on the Company's results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources. There is no assurance that the President and others can or will, continue to fund the company and no assurance as to when or if the company or its subsidiary will be able to begin operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of Verified Prescription Safeguards, Inc., which management believes will provide opportunities for growth within the internet prescription drug and healthcare industry.

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

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Item 7. Financial Statements and Supplementary Data.

The following financial statements and documents are filed herewith on the pages listed below, as part of Item 7 of this report.


Independent Auditors' Report......................... F-1

Balance Sheet........................................ F-2

Statement of Operations.............................. F-3

Statement of Stockholder's Equity.................... F-4 to 10

Statement of Cash Flows.............................. F-11 TO F-12

Notes to Financial Statements........................ F-13 to 23


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with Accountants on any accounting or financial disclosure matters. The financial statements have been audited by HJ & Associates, LLC, 50 South Main Street, Suite 1450, Salt Lake City, Utah 84144.

                                    PART III

ITEM 9: Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the Directors and Executive Officers of the Company:

                                                                     Year First
Name                       Age       Position                         Elected
----                       ---       --------                         -------
Frank G. Dickey, Jr.       57        President/CFO, Director            1998

James K. Millard           52        Vice-President                     2000

Laura G. White             63        Vice-President,                    2000
                                      Ass't. Sec., Director

James Arch                 77        Director                           1996


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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of no person who during the period ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2000, 1999 and 1998. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years.

All officers have had employment contracts, however, none have received any compensation. Until the company has funds or revenue, the officers will not draw any compensation nor receive any other benefits. The following are the annual salaries of the officers. The company has not adopted any insurance, retirement, pension, profit sharing or other similar program.

The company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may, in its sole discretion, determine.

                                            SUMMARY COMPENSATION TABLE
                                                          Annual Compensation                Long Term Compensation
                                                                                      Awards                     Payouts
                                                                Other      -----------------------------  ------------------------
                                                                Annual       Restricted     Securities      LTIP      All Other
                                                             Compensation  Stock Award(s)   Underlying     payouts   Compensation
Name and Principal Position   Year    Salary ($)   Bonus ($)     ($)            ($)       Options SARs(#)    ($)         ($)
---------------------------   ----    ----------   --------- ------------  -------------- ---------------  --------  -------------
Frank G. Dickey, Jr.          2000     $150,000        -          -           $840,000           -            -           -
President                     1999     $150,000        -          -              -               -            -           -
                              1998        -            -          -              -               -            -           -
Frank G. Dickey, Jr.          2000     $60,000         -          -              -               -            -           -
Chief Financial Officer       1999     $60,000         -          -              -               -            -           -
                              1998        -            -          -              -               -            -           -
James Milliard (1)            2000        -            -          -              -               -            -           -
Vice President                1999        -            -          -              -               -            -           -
                              1998        -            -          -              -               -            -           -
Laura White (2)               2000     $90,000         -          -              -               -            -           -
Secretary/V.P. Investor       1999     $60,000         -          -              -               -            -           -
  Relations                   1998        -            -          -              -               -            -           -

-------------------------
(1)      Only been with the company since 2000
(2)      Only been with the company since 1999
(3) The $840,000 amount shown represents the Company's issuance, on August 7, 2000, of 6,000,000 restricted shares of the Company's common stock to Mr. Dickey for services rendered to the Company.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2000, regarding the beneficial ownership of capital stock of the Company by: (1) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (2) each director of the Company; (3) the President of the Company; and (4) the directors and executive officers of the Company as a group. The persons named in the bale have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.


Name of Beneficial                  Amount and Nature                  Percent
Owner of Group (1)               of Beneficial Ownership              of Class
-------------------              ------------------------             ---------
Frank G. Dickey, Jr. (2)                6,000,000                      64.7%

Kentrust, Inc.(3)                         155,176                       1.7%

All Directors and Executive
Officers as a Group (2)                 6,000,000                      64.7%


As of April 17, 2001, there were 9,279,407 shares of common stock issued and outstanding.

(1) The address for each person or entity listed above is 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502.
(2) Represents all officers and directors as a group.
(3) Kentrust, Inc. - an entity whose CEO is Frank G. Dickey, Jr., a director and current President of the Company

ITEM 12: Certain Relationships and Related Transactions

(1) On August 7, 2000, the Company's board of directors approved the issuance of 6,000,000 restricted shares of the Company's common stock to Mr. Dickey, the Company's president and director.

(2) On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date.

(3) Included in consolidated balance sheet classified as accrued expenses at December 31, 2000 is payroll liabilities of $570,000 due to two directors of the Company pursuant to certain employment contracts with Frank Dickey, Jr., President ($300,000) and Chief Financial Officer ($120,000) and Laura G. White, Vice President ($90,000) of Investor Relations and Secretary ($60,000) for the years ended December 31, 1999 and 2000.

ITEM 13: Exhibits and Reports on Form 8-K

(a)      Exhibits. None

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by the Form 10-KSB, as amended.


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


Dated: August 22, 2002

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S



Independent Auditors" Report............................................... F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations...................................... F-5

Consolidated Statements of Stockholders" Equity (Deficit).................. F-6

Consolidated Statements of Cash Flows..................................... F-11

Notes to the Consolidated Financial Statements............................ F-13

                          INDEPENDENT AUDITORS" REPORT


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


HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2001

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                           Consolidated Balance Sheet


                                     ASSETS
                                                                                                   December 31,
                                                                                                       2000
                                                                                               -------------------
CURRENT ASSETS
   Cash                                                                                        $               653
   Notes receivable, net                                                                                     4,059
                                                                                               -------------------

     Total Current Assets                                                                                    4,712
                                                                                               -------------------

     TOTAL ASSETS                                                                              $             4,712
                                                                                               ===================


                 LIABILITIES AND STOCKHOLDERS" EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                            $           103,584
   Accrued expenses (Note 6)                                                                               690,831
   Dividends payable (Note 5)                                                                               30,000
   Notes payable (Note 4)                                                                                  122,900
   Notes payable - related party (Note 4)                                                                  316,700
                                                                                               -------------------

     Total Current Liabilities                                                                           1,264,015
                                                                                               -------------------

     Total Liabilities                                                                                   1,264,015
                                                                                               -------------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS" EQUITY (DEFICIT)

   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                                        50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, 40,000 shares issued and outstanding                                                        40,000
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                                           -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 8,121,907 shares issued and outstanding                                                      8,122
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                                        1,000
   Additional paid-in capital                                                                           14,622,730
   Accumulated deficit prior to the development stage                                                   (8,390,740)
   Deficit accumulated during the development stage                                                     (7,590,415)
                                                                                               -------------------

     Total Stockholders" Equity (Deficit)                                                               (1,259,303)
                                                                                               -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS" EQUITY (DEFICIT)                                      $             4,712
                                                                                               ===================



                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-4

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      Consolidated Statement of Operations

                                                                                                      From
                                                                                                 Inception of the
                                                                                                  Development
                                                                                                     Stage
                                                                   For the Years Ended          on January 1, 1994
                                                                      December 31,                   Through
                                                        --------------------------------------     December 31,
                                                               2000                1999                2000
                                                        ------------------  ------------------  ------------------
REVENUES                                                $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------

EXPENSES

   General and administrative                                    3,168,474             157,285          3,582,895
                                                        ------------------  ------------------  ------------------

     Total Expenses                                              3,168,474             157,285          3,582,895
                                                        ------------------  ------------------  ------------------

LOSS FROM OPERATIONS                                            (3,168,474)           (157,285)         (3,582,895)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                                      59                  -                   59
   Interest expense                                                (44,700)            (21,592)            (75,533)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  (44,641)            (21,592)            (75,474)
                                                        ------------------  ------------------  ------------------

LOSS FROM CONTINUING OPERATIONS                                 (3,213,115)           (178,877)         (3,658,369)

LOSS ON DISCONTINUED OPERATIONS
   (Note 8)                                                              -                   -          (3,837,987)
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $       (3,213,115) $         (178,877) $       (7,496,356)
                                                        ==================  ==================  ==================

DIVIDEND ON PREFERRED STOCK
   (Notes 5 and 8)                                      $                -  $                -  $          (32,517)
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE

   Loss from continuing operations                      $            (1.05) $            (0.90)
   Loss from discontinued operations                                 (0.00)              (0.00)
                                                        ------------------  ------------------

     Basic Loss Per Share                               $            (1.05) $            (0.90)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       3,074,174             199,447
                                                        ==================  ==================

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                             F-5

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                            Consolidated Statement of Stockholders' Equity (Deficit)
                 From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                       Preferred Stock - A           Preferred Stock - B            Preferred Stock - C
                                 ----------------------------   ----------------------------   ---------------------------
                                     Shares         Amount          Shares         Amount        Shares           Amount
                                 ------------    ------------   ------------    ------------   -----------   -------------
Balance, January 1, 1994              148,000    $    148,000         78,500    $     78,500             -   $           -

Preferred stock issued for
 cash at $1.00 per share                    -               -        203,500         203,500         6,000           6,000

Preferred stock issued for
 services at $1.00 per share                -               -          6,200           6,200         4,200           4,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 1994            148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 1995            148,000         148,000        288,200         288,200        10,200          10,200
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 1996            148,000         148,000        288,200         288,200        10,200          10,200

Shares converted to
 Class A common stock                      -                -         (5,000)         (5,000)           -                -

Shares converted to
 Class A common stock                      -                -        (11,000)        (11,000)            -               -

Canceled shares                       (98,000)        (98,000)      (272,200)       (272,200)      (10,200)        (10,200)
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 1997             50,000          50,000              -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 1998             50,000          50,000              -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 1999             50,000          50,000              -               -             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------

Shares issued as
 consideration for purchase
 of subsidiary (Note 1)                     -               -         40,000          40,000             -               -
                                 ------------    ------------   ------------    ------------   -----------   -------------

Balance, December 31, 2000             50,000    $     50,000         40,000    $     40,000   $         -   $           -
                                 ============    ============   ============    ============   ===========   =============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                              Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
                         From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                                                                                        Accumulated    Accumulated
                                                                                                          Deficit         Deficit
                                         Class A Common           Class B Common          Additional     Prior to         During
                                     ----------------------     --------------------       Paid-in      Development    Development
                                       Shares       Amount       Shares     Amount         Capital        Stage           Stage
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------
Balance, January 1, 1994                11,425     $     12     100,000  $     1,000    $ 11,217,192  $  (8,390,740)  $          -

Common stock issued for services
   at $135.87 per share                    700            1           -            -          95,105              -              -

Common stock issued for services
   at $499.70 per share                     92            -           -            -          45,979              -              -

Common stock issued for dividends
   at $553.66 per share                     32            -           -            -          17,717              -              -

Net loss for the year ended
   December 31, 1994                         -            -           -            -               -              -     (3,563,526)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 1994              12,249           13     100,000        1,000      11,375,993     (8,390,740)    (3,563,526)

Common stock issued for cash
   at $34.02 per share                   5,416            5           -            -         184,295              -              -

Common stock issued for services
   at $52.50 per share                     500            -           -            -          26,250              -              -

Common stock issued for dividends
   at $553.66 per share                     32            -           -            -          17,717              -        (17,717)

Common stock issued for dividends
   at $548.15 per share                     27            -           -            -          14,800              -        (14,800)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance Forward                         18,224    $      18     100,000  $     1,000    $ 11,619,055  $  (8,390,740)  $ (3,596,043)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------


                      The accompanying notes are an integral part of these consolidated financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                              Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
                         From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                                                                                        Accumulated    Accumulated
                                                                                                          Deficit         Deficit
                                         Class A Common           Class B Common          Additional     Prior to         During
                                     ----------------------     --------------------       Paid-in      Development    Development
                                       Shares       Amount       Shares     Amount         Capital        Stage           Stage
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------
Balance Forward                         18,224    $      18     100,000  $     1,000    $ 11,619,055  $  (8,390,740)  $ (3,596,043)

Net loss for the year ended
   December 31, 1995                         -            -           -            -               -              -       (212,633)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 1995              18,224           18     100,000        1,000      11,619,055     (8,390,740)    (3,808,676)

Net loss for the year ended
   December 31, 1996                         -            -           -            -               -              -        (61,828)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 1996              18,224           18     100,000        1,000      11,619,055     (8,390,740)    (3,870,504)

Stock issued in exchange for
   preferred B stock at $312.50
   per share                                16            -           -            -           5,000              -              -

Fractional shares issued                     6            -           -            -               1              -              -

Stock issued for services at
   $3.00 per share                       4,000            4           -            -          11,996              -              -

Stock issued for debt at $10.00
   per share                             5,150            5           -            -          51,495              -              -

Stock issued for services at
   $4.95 per share                      20,590           21           -            -         101,979              -              -

Stock issued for services at
   $3.00 per share                         400            -           -            -           1,200              -              -


                       The accompanying notes are an integral part of these consolidated financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                              Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
                         From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                                                                                        Accumulated    Accumulated
                                                                                                          Deficit         Deficit
                                         Class A Common           Class B Common          Additional     Prior to         During
                                     ----------------------     --------------------       Paid-in      Development    Development
                                       Shares       Amount       Shares     Amount         Capital        Stage           Stage
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------
Stock issued in exchange for
   preferred B stock at $343.75
   per share                                32            -           -            -          11,000              -              -

Contributed capital on cancellation
   of shares                              (168)           -           -            -         388,793              -              -

Net loss for the year ended
   December 31, 1997                         -            -           -            -               -              -       (115,504)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 1997              48,250           48     100,000        1,000      12,190,519     (8,390,740)    (3,986,008)

Reversal of cancellation of
   common A shares                       4,280            4           -            -              (4)             -              -

Shares issued at $3.15 per share
   to repay note payable                 1,737            2           -            -           5,468              -              -

Shares issued to officer at $3.15
   per shares for consulting services
   rendered                                137            -           -            -             431              -              -

Shares issued at $3.15 per share
   to officer for consulting services
   rendered                             22,480           22           -            -          71,132              -              -

Shares issued at $3.15 per share
   to officer for consulting services
   rendered                              2,563            3           -            -           8,080              -              -



                        The accompanying notes are an integral part of these consolidated financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                              Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
                         From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                                                                                        Accumulated    Accumulated
                                                                                                          Deficit         Deficit
                                         Class A Common           Class B Common          Additional     Prior to         During
                                     ----------------------     --------------------       Paid-in      Development    Development
                                       Shares       Amount       Shares     Amount         Capital        Stage           Stage
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------
Shares issued to officer to pay off
   note payable for consulting
   services rendered                   120,000          120           -            -          58,338              -              -

Net loss for the year ended
   December 31, 1998                         -            -           -            -               -              -       (150,873)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 1998             199,447          199     100,000        1,000      12,333,964     (8,390,740)    (4,136,881)

Net loss for the year ended
   December 31, 1999                         -            -           -            -               -              -       (178,877)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 1999             199,447          199     100,000        1,000      12,333,964     (8,390,740)    (4,315,758)

Common stock issued at $7.00
   for services rendered               166,628          168           -            -       1,166,230              -              -

Common stock issued for services
   at $0.14 per share                  550,000          550           -            -          76,450              -              -

Common shares cancelled               (120,000)        (120)          -            -         (58,338)             -        (61,542)

Common stock issued for services
   at $0.14 per share                6,000,000        6,000           -            -         834,000              -              -

Fractional shares issued                   832            -           -            -               -              -              -

Common share s issued for services
   at $0.14 per share                  800,000          800           -            -         111,200              -              -


                           The accompanying notes are an integral part of these consolidated financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                              Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
                         From Inception of the Development Stage on January 1, 1994 to December 31, 2000


                                                                                                        Accumulated    Accumulated
                                                                                                          Deficit         Deficit
                                         Class A Common           Class B Common          Additional     Prior to         During
                                     ----------------------     --------------------       Paid-in      Development    Development
                                       Shares       Amount       Shares     Amount         Capital        Stage           Stage
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------
Common shares cancelled               (100,000)        (100)          -            -             100              -              -

Common stock issued for services
   at $0.29 per share                  275,000          275           -            -          79,475              -              -

Preferred shares issued as
   consideration for purchase of
   subsidiary                                -            -           -            -         (40,000)             -              -

Common stock issued for cash at
   $0.25 per share                      90,000           90           -            -          22,410              -              -

Common shares issued for services
   at $0.375 per share                 100,000          100           -            -          37,399              -              -

Common stock issued for services
   at $0.375 per share                 160,000          160           -            -          59,840              -              -

Net loss for the year ended
   December 31, 2000                         -            -           -            -               -              -     (3,213,115)
                                     ---------    ---------     -------  -----------    ------------  -------------   ------------

Balance, December 31, 2000           8,121,907    $   8,122     100,000  $     1,000    $ 14,622,730  $  (8,390,740)  $ (7,590,415)
                                     =========    =========     =======  ===========    ============  =============   ============


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                  F-11

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows

                                                                                                      From
                                                                                                  Inception of the
                                                                                                    Development
                                                                                                     Stage on
                                                                  For the Years Ended             January 1, 1994
                                                                      December 31,                    Through
                                                        --------------------------------------      December 31,
                                                               2000                1999                2000
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $       (3,213,115) $         (178,877) $       (7,590,415)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                            2,372,646                   -           2,657,463
     Preferred stock issued for services                                 -                   -              10,400
     Depreciation and amortization                                       -                   -              70,532
     Bad debt expense                                                7,000                   -             136,240
     Loss on disposal of assets and partnership
       interests                                                         -                   -           2,364,508
     Discontinued operations                                             -                   -             456,078
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                                       -                   -              20,921
   Increase (decrease) in accounts payable                         659,160              18,027             752,178
   Increase (decrease) in accrued expenses                          40,410              26,537             102,673
                                                        ------------------  ------------------  ------------------

     Net Cash Used by Operating Activities                        (133,899)           (134,313)         (1,019,422)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in notes receivable                                    (11,059)                  -             (11,059)
   Purchase of equipment                                                 -                   -              (3,201)
   Sale of land                                                          -                   -              64,000
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Investing Activities                     (11,059)                  -              49,740
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Sale of common stock for cash                                    22,500                   -             310,300
   Sale of preferred stock                                               -                   -             209,500
   Proceeds from long-term debt                                    132,100             130,500             466,035
   Principle payments on long-term debt                            (10,000)                  -             (15,500)
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Financing Activities                     144,600             130,500             970,335
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                       (358)             (3,813)                653

CASH AT BEGINNING OF PERIOD                                          1,011               4,824                   -
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $              653  $            1,011  $              653
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

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)

                                                                                                      From
                                                                                                  Inception of the
                                                                                                    Development
                                                                                                     Stage on
                                                                  For the Years Ended             January 1, 1994
                                                                      December 31,                    Through
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

                                                          F-13

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

         On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class-B voting preferred stock. The acquisition of VPS was accounted for as a purchase per APB 16. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology. Management intends to us the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class-B preferred shares redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time.

         Since no revenues have been generated and payment is to be paid from future revenues, the acquisition was recorded at a $-0- value. The Company is contingently liable for the $20,000,000 purchase price if sufficient revenues are generated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company"s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

                                                                    December 31,
                                                           ----------------------------
                                                                2000           1999
                                                           -------------  -------------
         Basic loss per share from continuing operations:
                  Loss (numerator)                         $  (3,213,115) $    (178,877)
                  Shares (denominator)                         3,074,174        199,447
                  Per share amount                         $       (1.05) $       (0.90)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.  Basic Loss Per Share (Continued)
                                                                    December 31,
                                                           ----------------------------
                                                                2000           1999
                                                           -------------  -------------
         Basic loss per share from discontinued operations:

                  Loss (numerator)                         $           -  $           -
                  Shares (denominator)                         3,074,174        199,447
                  Per share amount                         $       (0.00) $       (0.00)

         The basic and diluted loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Potential shares that could be issued from the conversion of all classes of preferred shares (50,000 and 50,000 Class A preferred shares outstanding at December 31, 2000 and 1999, respectively and 40,000 and -0- Class B preferred shares outstanding at December 31, 2000 and 1999, respectively and -0- and -0-Class C preferred shares outstanding at December 31, 2000 and 1999, respectively) are not included in the computation of the diluted loss per share because they would have an antidilutive effect on the net loss per common share. Additionally, the effect of any preferred dividends on the Class A preferred stock would have an antidilutive effect on the net loss per common share and thus were not included in the computation of the earnings per share. As a result, basic and diluted loss per share amounts are the same for the years ended December 31, 2000 and 1999.

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

         Deferred tax assets (liabilities) are comprised of the following:

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                          ----------------------------------------
                                                                                  2000                1999
                                                                          ------------------   -------------------
              Income tax benefit at statutory rate                        $        2,888,000   $         1,667,016
              Change in valuation allowance                                       (2,888,000)           (1,667,016)
                                                                          ------------------   -------------------

                                                                          $                -   $                 -
                                                                          ==================   ===================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Provision for Taxes (Continued)

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                                                                   For the Years Ended
                                                                                       December 31,
                                                                          ----------------------------------------
                                                                                  2000                1999
                                                                          ------------------   -------------------
              Income tax benefit at statutory rate                        $        1,220,984   $            67,973
              Change in valuation allowance                                       (1,220,984)              (67,973)
                                                                          ------------------   -------------------

                                                                          $                -   $                 -
                                                                          ==================   ===================

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

NOTE 3 - CONTINGENCIES AND COMMITMENTS

         The Company owed $65,300 as of December 31, 2000 in federal taxes. Penalties and interest continue to accrue. This amount accrued as of December 31, 2000 is included in accrued expenses and is classified as a current liability.

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

NOTE 4 - NOTES PAYABLE

         Notes payable of the Company are as follows:

                                                                                               December 31,
                                                                                                   2000
                                                                                           ------------------
         Unsecured notes payable to a related party, past due, bearing
          12% interest.                                                                    $          165,500

         Unsecured promissory notes bearing interest at 10%. Interest payable annually in either stock or cash, or both. The lenders may earn bonus distributions based on the productivity of mining
         operations.  Due on demand.                                                                    6,000

         Non-interest bearing notes payable to various parties, secured by
          guarantees of common stock. Due on demand.                                                  116,900

         Unsecured notes payable to various related parties.
           Due on demand.                                                                             151,200
                                                                                           ------------------

         Less related party notes                                                                    (316,700)
                                                                                           ------------------

         Total notes payable                                                                          122,900

         Less current portion                                                                        (122,900)
                                                                                           ------------------

         Total Long-Term Debt                                                              $               -
                                                                                           ==================

         Scheduled maturities of notes payable are as follows:
                                                               2001    $439,600
                                                                       ========
NOTE 5 -  CAPITAL STOCK

         a. Preferred Stock - Class A

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

         d. Common Stock - Class A

         The Company is authorized to issue 99,900,000 Class A common shares, at a par value of $0.001 per share. These shares have full voting rights. There were 8,121,907 shares outstanding as of December 31, 2000.

         d. Common Stock - Class A (Continued)

         In October 1997, the Company issued 1,830 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 5 shares were returned in October 1997. 297 of these shares were used to settle debt of the Company. 1,503 shares were returned in June 1998. At December 31, 1999, 25 remained outstanding.

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

         In July 2000, the Company elected to reverse-split its series A common shares on a 1:50 basis, leaving 366,900 shares issued and outstanding after the split. All previously issued shares have been retroactively restated in the accompanying statement of stockholders' equity to reflect this stock split.

         In August 2000, the Company reacquired 6,000,000 shares of common stock from a director in exchange for a promissory note for $120,000 payable to the director. The promissory note for $120,000 is included in the notes payable - related party and is classified as a current liability as of December 31, 2000. The 6,000,000 (120,000 post-split) shares were subsequently canceled.

         On August 7, 2000 the Company issued 6,000,000 shares of Class A common stock (par value $0.001) to the President of the Company for consulting services rendered, valued at the fair market value on the date of issuance of $0.14 per share. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

         In August 2000, the Company issued 1,350,000 post-split shares of Series A common stock for services rendered. The shares were valued at $0.14 per share, which was the fair market value of the shares at the date of the issuance.

         In October 2000, the Company elected to cancel 100,000 shares of its Series A common stock.

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

         In 1994, Arkansas Mineral Partners, Ltd., a partnership owned by James Arch, a former President of the Company, loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note, plus interest, was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company. All obligations of the Company have been fully satisfied.

         During 1995, the Company paid $25,000 for services rendered by Stephen Guarino, former Director, President & CEO of the Company, and issued 2,500,000 shares of Class A common stock for additional services valued at $26,225.

         During 1997, the Company issued 1,029,500 shares of common A stock to James Arch, a former President of the Company, for services valued at $102,000. An agreement has been made with this former officer for continued consulting services which agreement is no longer in effect.

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

         Included in accrued expenses at December 31, 2000, is $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998 through December 31, 2000 as President ($300,000) and during the period January 1, 1999 through December 31, 2000 as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000 through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999 to December 31, 1999 for her services as Secretary ($60,000). The employment contracts expire in December 2002.


NOTE 7 - GOING CONCERN

         The Company has limited operations and has not been able to develop an ongoing, reliable source of revenues to fund its existence. The Company"s day-to-day expenses have been covered by cash obtained from the issuance of stock, and by proceeds from notes payable. The adverse effect on the Company"s results of operation due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.

         These conditions raise substantial doubt about the Company"s ability to continue as a going concern. Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of Verified Prescription Safeguards, Inc., which management believes will provide opportunities for growth within the internet prescription drug and healthcare industry.

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

NOTE 8 - DISCONTINUED OPERATIONS

         In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event.

                                                                                                       From
                                                                                                    Inception of
                                                                                                  the Development
                                                                                                     stage on
                                                                    For the Years                 January 1, 1994
                                                                  Ended December 31,                  Through
                                                       --------------------------------------      December 31,
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

                                                             F-23