Form 10QSB/A
period 2001-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-08-27
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A #1

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
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                    75-2276137
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

             1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (859) 268-4446
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Class Outstanding as of March 31, 2001 Class A Common Stock, par value $0.001:
9,069,407.

Explanatory Note:
-----------------
The Registrant, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-QSB/A, Amendment No. 1, to its Consolidated Financial Statements for the quarter ended March 31, 2001, for the purpose of the following:

1. Common stock - As of December 31, 2000, the number of shares of common stock outstanding were understated by 6,000,000 shares. The December 31, 2000 10KSB has been amended and this report has been revised for the change.
2. Accrued expenses - Certain amounts included in accounts payable of $82,193 and accrued liabilities of $570,000 at December 31, 2000, and certain amounts included in accounts payable of $22,911 for the quarter ended March 31, 2001, have been reclassified as a capital contributions. This report has been revised for the change.

Previously reported loss per share amounts and weighted shares have been revised. There was no effect on previously reported results of operations.

                                TABLE OF CONTENTS

Heading                                                           Page

                          PART I. FINANCIAL STATEMENTS

Item 1.

Consolidated Balance Sheets - March 31, 2001                         4

Consolidated Statements of Operations and Accumulated Deficit
  Three months ended March 31, 2001                                  5

Consolidated Statements of Stockholders Equity (Deficit)--
  January 1, 1994 (Inception of Development Stage)
  through March 31, 2001                                          6-11

Consolidated Statements of Cash Flows - March 31, 2001              12

Notes to Financial Statements                                       14

Management's Discussion and Analysis                                20


PART II   OTHER INFORMATION

Item 1 Legal Proceedings                                            21

Item 2 Changes in Securities                                        21

Item 3 Defaults Upon Senior Securities                              21

Item 4 Submission of Matters to a Vote of Security Holders          21

Item 5 Other Information                                            21

Item 6 Exhibits and Reports on Form 8-K                             21

Signatures                                                          21

                                     PART I


Item 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB, as amended, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets

                                                      ASSETS

                                                                               March 31,          December 31,
                                                                                 2001                2000
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash                                                                    $              207  $             653
   Notes receivable, net                                                                4,059              4,059
                                                                           ------------------  -----------------
     Total Current Assets                                                               4,266              4,712
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $            4,266  $           4,712
                                                                           ==================  =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                        $           15,391  $         103,584
   Accrued expenses                                                                   131,834            690,831
   Dividends payable (Note 5)                                                          31,250             30,000
   Notes payable (Note 4)                                                             122,900            122,900
   Notes payable - related party (Note 4)                                             316,700            316,700
                                                                           ------------------  -----------------

     Total Current Liabilities                                                        618,075          1,264,015
                                                                           ------------------  -----------------

     Total Liabilities                                                                618,075          1,264,015
                                                                           ------------------  -----------------

CONTINGENCIES AND COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, Class A, $1.00 par value, 2,000,000 shares
    authorized, 50,000 shares issued and outstanding                                   50,000             50,000
   Preferred stock, Class B, $1.00 par value, 300,000 shares
    authorized, 40,000 shares issued and outstanding                                   40,000             40,000
   Preferred stock, Class C, $1.00 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                                           -                  -
   Common stock, Class A, $0.001 par value, 99,900,000 shares
    authorized, 9,069,407 shares issued and outstanding                                 9,070              8,122
   Common stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 shares issued and outstanding                                   1,000              1,000
   Additional paid-in capital                                                      15,496,636         14,622,730
   Accumulated deficit prior to the development stage                              (8,390,740)        (8,390,740)
   Deficit accumulated during the development stage                                (7,819,775)        (7,590,415)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                            (613,809)        (1,259,303)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $            4,266  $           4,712
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

                                                          4

                               EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Operations
                                                    (Unaudited)


                                                                                                        From
                                                                                                   Inception of the
                                                                                                     Development
                                                                                                       Stage
                                                             For the Three Months Ended             on January 1,
                                                                       March 31,                    1994 Through
                                                        --------------------------------------       March 31,
                                                                 2001                2000              2001
                                                        ------------------  ------------------  ------------------
REVENUES                                                $                -  $                -  $                -
                                                        ------------------  ------------------  ------------------
EXPENSES
   General and administrative                                      218,357              35,145           3,801,252
                                                        ------------------  ------------------  ------------------

     Total Expenses                                                218,357              35,145           3,801,252
                                                        ------------------  ------------------  ------------------

LOSS FROM OPERATIONS                                              (218,357)            (35,145)         (3,801,252)
                                                        ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)
   Interest income                                                       -                   -                  59
   Interest expense                                                (11,003)             (4,678)            (86,536)
                                                        ------------------  ------------------  ------------------

     Total Other Income (Expense)                                  (11,003)             (4,678)            (86,477)
                                                        ------------------  ------------------  ------------------

LOSS BEFORE DISCONTINUED
 OPERATIONS                                                       (229,360)            (39,823)         (3,887,729)

LOSS ON DISCONTINUED
 OPERATIONS                                                              -                   -          (3,837,987)
                                                        ------------------  ------------------  ------------------

NET LOSS                                                $         (229,360) $          (39,823) $       (7,725,716)
                                                        ==================  ==================  ==================
DIVIDEND ON PREFERRED STOCK                             $                -  $                -  $           32,517
                                                        ==================  ==================  ==================

BASIC LOSS PER SHARE                                    $            (0.03) $            (0.20)
                                                        ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       8,809,268            199,447
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


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance
 December 31, 1997                     48,250    $         48        100,000    $      1,000  $  12,190,519  $ (12,376,748)

Reversal of cancellation of
 common A shares                        4,280               4              -               -             (4)             -

Shares issued at $3.15 per
 share to repay note payable            1,737               2              -               -          5,468              -

Shares issued to officer at
 $3.15 per shares for consulting
 services rendered                        137               -              -               -            431              -

Shares issued at $3.15 per
 share to officer for consulting
 services rendered                     22,480              22              -               -         71,132              -

Shares issued at $3.15 per
 share to officer for consulting
 services rendered                      2,563               3              -               -          8,080              -

Shares issued to officer to
 pay off note payable for
 consulting services rendered         120,000             120              -               -         58,338              -

Net loss for the year ended
 December 31, 1998                          -               -              -               -              -       (150,873)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1998            199,447             199       100,000            1,000     12,333,964    (12,527,621)

Net loss for the year ended
 December 31, 1999                          -               -              -               -              -       (178,877)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 1999            199,447             199        100,000           1,000     12,333,964    (12,706,498)

Common stock issued at
 $7.00 for services rendered          166,628             168              -               -       1,166,230             -

Common stock issued for
services at $0.14 per share           550,000             550              -               -         76,450              -

Common shares canceled               (120,000)           (120)             -               -        (58,338)       (61,542)

Common stock issued for
 services at $0.14 per share        6,000,000           6,000              -               -        834,000              -

Fractional shares issued                  832               -              -               -              -              -
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                     6,796,907    $      6,797        100,000    $      1,000  $  14,352,306  $ (12,768,040)
                                 ------------    ------------   ------------    ------------  -------------  -------------


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


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                     6,796,907           6,797        100,000    $      1,000  $  14,352,306  $ (12,768,040)

Common shares issued for
 services at $0.14 per share          800,000             800              -               -        111,200              -

Common shares canceled               (100,000)           (100)             -               -            100              -

Common stock issued for
 services at $0.29 per share          275,000             275              -               -         79,475              -

Preferred shares issued
 as consideration for purchase
 of subsidiary                              -               -              -               -        (40,000)             -

Common stock issued for
 cash at $0.25 per share               90,000              90              -               -         22,410              -

Common shares issued for
 services at $0.375 per share         100,000             100              -               -         37,399              -

Common stock issued for
 services at $0.375 per share         160,000             160              -               -         59,840              -

Net loss for the year ended
 December 31, 2000                          -               -              -               -              -     (3,213,115)
                                 ------------    ------------   ------------    ------------  -------------  -------------

Balance, December 31, 2000          8,121,907           8,122        100,000           1,000     14,622,730    (15,981,155)

Common stock issued for cash
 at $0.20 per share (unaudited)         2,500               3              -               -            497              -

Common stock issued for cash
 at $0.25 per share (unaudited)        45,000              45              -               -         11,205              -

Common stock issued for
 services at $0.20 per share
 (unaudited)                          600,000             600              -               -        119,400              -

Common stock issued for
 services at $0.28 per share
 (unaudited)                          200,000             200              -               -         55,800              -

Common stock issued for
 services at $0.06 per share
 (unaudited)                          200,000             200              -               -         11,800              -
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                     9,169,407    $      9,170        100,000    $      1,000  $  14,821,432  $ (15,981,155)
                                 ------------    ------------   ------------    ------------  -------------  -------------

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


                                         Class A Common                Class B Common          Additional
                                 ----------------------------   ----------------------------     Paid-in       Accumulated
                                    Shares           Amount        Shares           Amount       Capital         Deficit
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance Forward                     9,169,407    $      9,170        100,000    $      1,000  $  14,821,432  $ (15,981,155)

Common shares canceled
 (unaudited)                         (100,000)           (100)             -               -            100              -

Net loss for the three months
 ended March 31, 2001 (unaudited)           -               -              -               -              -       (229,360)
Accounts payable and accrued
 expenses converted to additional
 paid in capital                                                                                    675,104
                                 ------------    ------------   ------------    ------------  -------------  -------------
Balance, March 31, 2001
 (unaudited)                        9,069,407    $      9,070        100,000    $      1,000  $  15,496,636  $ (16,210,515)
                                 ============    ============   ============    ============  =============  =============

Accumulated deficit:
  Prior to the development stage                                                              $  (8,390,740)
  During the development stage                                                                $  (7,819,775)


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                              11

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                                      From
                                                                                                 Inception of the
                                                                                                   Development
                                                                                                      Stage
                                                               For the Three Months Ended          on January 1,
                                                                        March 31,                  1994 Through
                                                        --------------------------------------       March 31,
                                                                2001                2000                2001
                                                        ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $         (229,360) $          (39,823) $       (7,819,775)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Common stock issued for services                              188,000              -                2,845,463
     Preferred stock issued for services                            -                   -                   10,400
     Depreciation and amortization                                  -                   -                   70,532
     Bad debt expense                                               -                   -                  136,240
     Discontinued operations                                        -                   -                2,820,586
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                                -                   -                   20,921
     Increase (decrease) in accounts payable                        16,911               8,026             769,089
     Increase (decrease) in accrued expenses                        12,253               5,221             114,926
                                                        ------------------  ------------------  ------------------

     Net Cash Used by Operating Activities                         (12,196)            (26,576)         (1,031,618)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable                                     -                   -                  (11,059)
   Purchase of equipment                                            -                   -                   (3,201)
   Sale of land                                                     -                   -                   64,000
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Investing Activities                      -                   -                   49,740
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock for cash                                    11,750              -                  322,050
   Sale of preferred stock                                          -                   -                  209,500
   Proceeds from long-term debt                                     -                   26,200             466,035
   Principle payments on long-term debt                             -                   -                  (15,500)
                                                        ------------------  ------------------  ------------------

     Net Cash Provided by Financing Activities                      11,750              26,200             982,085
                                                        ------------------  ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                       (446)               (376)                207

CASH AT BEGINNING OF PERIOD                                            653               1,011              -
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $              207  $              635  $              207
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

                                                         13

             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2000. The accompanying financial statements also have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB and Form 10KSB as amended.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB and Form 10KSB as amended.

NOTE 1 - NATURE OF ORGANIZATION

The consolidated financial statements presented are those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. Collectively, they are referred to herein as "the Company." The Company organized on March 4, 1988 as a Delaware corporation under the name Sherry Lynn Corporation. The Company organized as a public company for the purpose of finding a suitable combination partner.

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

On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safequards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock. The acquisition of VPS was accounted for as a purchase per Accounting Principles Board No. ("APB") 16. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of Internet prescription drug technology. Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time. Since no revenues have been generated and payment is to be paid from future revenues, the acquisition was recorded at $0 value. The Company is contingently liable for the $20,000,000 purchase price if sufficient revenues are generated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method - The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basic Loss Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic loss per share such as preferred stock, including preferred dividends, are not included in the computation of diluted loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Provision for Taxes - At March 31, 2001, the Company had net operating loss carryforwards of approximately $7,800,000 that may be offset against future taxable income through 2020. No tax benefits has been reported in the consolidated financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Revenue recognition - The Company currently has no ongoing source of revenues. Revenue recognition policies will be determined when principal operations begin.

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

Unaudited Financial Statements - The accompanying financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - CONTINGENCIES AND COMMITMENTS

The Company owed approximately $65,000 in federal taxes, which is included in accrued expenses and is classified as a current liability. Penalties and interest continue to accrue.

On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued to. Management canceled these shares, which resulted in contributed capital of $8,394.

On December 31, 1997, the Company canceled 98,000 shares of Class A preferred stock, 272,200 shares of Class B preferred stock, and 10,200 shares of Class C preferred stock. No record of owners of these shares could be determined. The result of the cancellation of these shares was contributed capital of $380,400. All dividends associated with the canceled shares were also canceled. The Company may be liable to the owners of these shares, should the owners of these shares be identified.

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

NOTE 4 - NOTES PAYABLE

Notes payable of the Company are as follows:

                                                               March 31,               December 31,
                                                                 2001                      2000
                                                             ------------              -------------
Unsecured notes payable to a related
party $165,500, past due, bearing 12% interest;              $    165,500              $     165,500

Unsecured promissory notes bearing interest at 10%.
Interest payable annually in either stock or cash,
or both. The lenders may earn bonus distributions
based on the productivity of mining operations.
Due on demand.                                                      6,000                      6,000

Non-interest bearing notes payable to various
parties, secured by guarantees of common
stock. Due on demand.                                             116,900                    116,900

Unsecured, non-interest bearing notes payable
to various parties. Due on demand                                 151,200                    151,200
                                                             ------------              -------------
Total                                                             439,600                    439,600
Less related party notes                                         (316,700)                  (316,700)
                                                             ------------              -------------
Total notes payable                                               122,900                    122,900
Less current portion                                             (122,900)                  (122,900)
                                                             ------------              -------------

Total Long-Term Debt                                         $          -              $           -

NOTE 5 - CAPITAL STOCK

Preferred Stock - Series A
The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $31,250 and $30,000 at March 31, 2001 and December 31, 2000, respectively. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. There were 50,000 shares issued and outstanding at March 31, 2001 and December 31, 2000. Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

Preferred Stock - Class B
The company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $1.00 per share. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $0 at March 31, 2001. These shares are convertible into Class A common stock at a conversion rate of 16 common shares for each preferred share. In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all the outstanding shares of Verified Prescription Safeguards, Inc. (Note
1) These preferred shares are not convertible into shares of common stock.

Preferred Stock - Class C
The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $0 at March 31, 2001. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at June30, 2001. Management canceled all outstanding shares and related dividends payable in 1997.

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

In August 2000, the Company reacquired 6,000,000 shares of common stock from a director in exchange for a promissory note for $120,000 payable to the director. The promissory note for $120,000 is included in notes payable-related party and is classified as a current liability. The 6,000,000 shares (120,000 post-split) were subsequently canceled.

On August 7, 2000, the Company issued 6,000,000 shares of Class A common stock (par value $0.001) to the President of the Company for consulting services rendered, valued at the fair market value on the date of issuance of $0.14 per share. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

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

On February 23, 2001, the Company issued 2,500 shares of common stock at $0.20 per share for cash.

On January 5, 2001, the Company issued 45,000 shares of common stock at $0.25 per share for cash.

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

On March 28, 2001, the Company canceled 100,000 shares of common stock.

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

During 1995, the Company paid $25,000 for services rendered by Stephen Guarino, former Director, President and CEO of the Company, and issued 2,500,000 shares of Class A common stock for additional services valued at $26,225.

During 1997, the Company issued 1,029,500 shares of common A stock to James Arch, a former President of the Company for services valued at $102,000. An agreement has been made with this former officer for continued consulting services which agreement is no longer in effect.

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a director and current President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. At March 31, 2001, the principal balance of $165,000 remained outstanding. The note does not have any new repayment date.

Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998 through December 31, 2000 as President ($300,000) and during the period January 1, 1999 through December 31, 2000 as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000 through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999 to December 31, 1999 for her services as Secretary ($60,000). The employment contracts expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid in capital. Additionally, the Company converted accrued expenses of $105,104 to additional paid in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000 to March 31, 2001 from its president. The Company continues to charge $7,637 per month for these incidental expenses, which are reflected as a charge to the statement of operations with an offset to additional paid in capital.

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

NOTE 8 - DISCONTINUED OPERATIONS

In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event. There was no activity during the periods ended March 31, 2001 and 2000. Loss from discontinued operations for the period from inception of the development stage on January 1, 1994 through March 31, 2001 is as follows:

SALES                                                        $             -
COST OF SALES                                                         33,817
                                                             ---------------
GROSS MARGIN                                                         (33,817)
                                                             ---------------

OPERATING EXPENSES                                                 1,399,405
                                                             ---------------

LOSS FROM OPERATIONS                                              (1,433,222)
                                                             ---------------

OTHER INCOME (EXPENSE)
  Other income                                                            41
  Interest expense                                                   (40,953)
  Other expense                                                      (30,185)
  Gain on sale of land                                                30,840
  Loss on disposal of assets                                         (75,667)
  Loss on partnership interests                                   (2,288,841)
                                                             ---------------
     Total Other Income (Expense)                                 (2,404,765)
                                                             ---------------
LOSS BEFORE INCOME TAX EXPENSE                                    (3,837,987)
                                                             ---------------
INCOME TAX EXPENSE                                                         -
                                                             ---------------
LOSS FROM DISCONTINUED OPERATIONS                            $   (3,837,987)
                                                             ===============

DIVIDEND ON PREFERRED STOCK                                  $       (32,517)
                                                             ===============

Item 2. Management's Discussion & Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion should be read in conjunction with Equity Technologies & Resources, Inc.'s ("we," "us," or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

Three months ended March 31, 2001 versus March 31, 2000

Results of Operations

General and administrative expenses. During each of these periods there were no revenues and the Company had no operations. General and administrative expenses consisted primarily of common stock issued for services rendered of $188,000 and approximately $23,000 of office rental, auto and equipment lease expenses that were incurred on behalf of the company. Said expenses have been accounted for as a capital contribution in the financial statements for the three months ended March 31, 2001.

Plan of Operation

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

Liquidity and Capital Resources

At March 31, 2001, the Company had $4,266 in assets, total liabilities of $618,075 and total stockholders' deficit of $613,809 compared with $4,712 in assets, total liabilities of $1,264,015 and total stockholders deficit of $1,259,303 at December 31, 2000. The changes in account balances primarily were a result of reclassifying certain accounts payable and accrued expenses incurred on behalf of the Company to capital contributions. Additionally, the Company received loans of $75,000 from FV Investments, LLC in the 3rd Quarter of 2000 for operating capital.

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

PART II -- OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         None

Item 3   Defaults Upon Senior Securities

         The Company is in default on the following notes: $165,500 due to a related party plus accrued interest of approximately $42,000 and a late charge penalty of $16,550.

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

                                           EQUITY TECHNOLOGIES & RESOURCES, INC.
                                           (Registrant)


                                           BY:     /s/ Frank G. Dickey
                                                --------------------------------
                                                 Frank G. Dickey, President

Dated: August 22, 2002