Form 10QSB/A
period 2001-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-08-27
CIK 830741

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

                         Commission File Number 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                75-2276137
  -------------------------------       ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

             1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (859) 268-4446
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Class Outstanding as of June 30, 2001 Class A Common Stock, par value $.001:
21,469,407.

Explanatory Note:
-----------------
The Registrant, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-QSB/A, Amendment No. 1, to its Consolidated Financial Statements for the quarter ended June 30, 2001, for the purpose of the following:

1. Common stock - As of December 31, 2000, the number of shares of common stock outstanding were understated by 6,000,000 shares. The December 31, 2000 10KSB has been amended and this report has been revised for the change.
2. Accrued expenses - Certain amounts included in accounts payable of $82,193 and accrued liabilities of $570,000 at December 31, 2000, and certain amounts included in accounts payable of $22,911 for the quarters ended March 31, 2001 and June 30, 2001, have been reclassified as a capital contribution. The quarterly report for March 31, 2001 has been amended and this report has been revised for the change.
3. Preferred stock dividend - A disclosure has been added for the Series A preferred stock dividend approved on June 28, 2001 for shareholders of record on July 16, 2001.

Previously reported loss per share amounts and weighted shares have been revised. There was no effect on previously reported results of operations.

                                TABLE OF CONTENTS

Heading                                                           Page

                          PART I. FINANCIAL STATEMENTS

Item 1.

Consolidated Balance Sheets - June 30, 2001                        4

Consolidated Statements of Operations and Accumulated Deficit
  Three months ended June 30, 2001                                 5

Consolidated Statements of Stockholders Equity (Deficit)--
  January 1, 1994 (Inception of Development Stage)
  through June 30, 2001                                            6

Consolidated Statements of Cash Flows - June 30, 2001              9

Notes to Financial Statements                                     11

Item 2 Management's Discussion and Analysis                       17


                           PART II OTHER INFORMATION

Item 1 Legal Proceedings                                          18

Item 2 Changes in Securities                                      18

Item 3 Defaults Upon Senior Securities                            18

Item 4 Submission of Matters to a Vote of Security Holders        18

Item 5 Other Information                                          18

Item 6 Exhibits and Reports on Form 8-K                           18

Signatures                                                        18

                                     PART I

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                      (THIS SPACE INTENTIONALLY LEFT BLANK)

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                   FORM 10-QSB/A, QUARTER ENDED JUNE 30, 2001

ITEM 1. Financial Statements

                     EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2001 AND DECEMBER 31, 2000
                                           (Unaudited)

ASSETS                                                                               2001                2000
------                                                                               ----                ----
Current Assets
   Cash                                                                           $         92       $        653
   Notes Receivable, net                                                                 4,059              4,059
                                                                                  ------------       ------------
Total Current Assets                                                                     4,151              4,712
                                                                                  ------------       ------------

Total  Assets                                                                     $      4,151       $      4,712
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                                  $  25,591          $ 103,584
   Accrued Expenses                                                                    142,919            690,831
   Dividends Payable                                                                    34,500             30,000
   Notes Payable                                                                       122,900            122,900
   Notes Payable - Related Party                                                       328,800            316,700
                                                                                  ------------       ------------
Total Current Liabilities                                                              654,710          1,264,015
                                                                                  ------------       ------------

Total Liabilities                                                                      654,710          1,264,015

Stockholders' Equity (Deficit)
Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares
  authorized, 50,000 shares issued and outstanding                                      50,000             50,000
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares authorized,
  70,000 shares issued and outstanding                                                  70,000             40,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares authorized,
  -0- shares issued and outstanding                                                          -                  -
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares authorized,
  21,469,407 and 8,121,907 issued and outstanding as of June 30, 2001 and
  December 31, 2001, respectively                                                       21,470              8,122
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized,
  100,000 issued and outstanding                                                         1,000              1,000
Additional Paid in Capital                                                          16,172,147         14,622,730
Accumulated Deficit Prior to the Development Stage                                  (8,390,740)        (8,390,740)
Deficit Accumulated During the Development Stage                                    (8,574,436)        (7,590,415)
                                                                                  ------------       ------------
Total Stockholders' Equity (Deficit)                                                  (650,559)       (1,259,303)
                                                                                  ------------       ------------
Total Liabilities and Stockholders' Equity                                        $      4,151       $      4,712
                                                                                  ============       ============

                     The accompanying notes are an integral part of these financial statements.

                                                          4

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



                                                                                                                From Inception
                                         For The Three    For The Three        For The Six       For The Six     (January 1,
                                          Months Ended     Months Ended        Months Ended      Months Ended      1994) to
                                         June 30, 2001     June 30, 2000       June 30, 2001     June 30, 2000   June 30, 2001
                                         -------------     -------------       -------------     -------------   -------------
Revenues                                                               -                  -                 -                 -

Expenses
   General and Administrative                  735,192            16,751            953,549            51,896         4,536,444
                                           -----------         ---------         ----------        ----------       -----------

Loss From Operations                          (735,192)          (16,751)          (953,549)          (51,896)       (4,536,444)

Other Expense
   Interest Expense                            (19,469)           (5,115)           (30,472)           (9,793)         (105,946)
                                           -----------         ---------         ----------        ----------       -----------

Loss Before Discontinued Operations
                                              (754,661)          (21,886)          (984,021)          (61,689)       (4,642,390)

Loss on Discontinued Operations                      -                 -                  -                 -        (3,837,987)
                                           -----------         ---------         ----------        ----------       -----------

Net loss available to common
stockholders                               $  (754,661)        $ (21,886)        $ (984,021)       $  (61,689)      $(8,480,377)
                                           ===========         =========         ==========        ==========       ===========
Dividend on preferred stock                $         -         $       -         $        -        $        -       $    32,517
                                           ===========         =========         ==========        ==========       ===========

Basic loss per common share                $     (0.05)        $   (0.10)        $    (0.08)       $    (0.30)
                                           ===========         =========         ==========        ==========

Basic weighted average number of
common shares outstanding                   14,813,296           214,258         11,812,963           206,853
                                           ===========         =========         ==========        ==========

                           The accompanying notes are an integral part of these financial statements.

                                                                5

                                 EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO JUNE 30, 2001


                                                  PS=A      PS=A       PS=B      PS=B         PS=C          PS=C
                                                 SHARES    AMOUNT    SHARES     AMOUNT       SHARES        AMOUNT
                                                 ------    ------    -------    ------       ------        ------
Balance, January 1, 1994                         148,000  148,000     78,500    78,500            0             0
PS issued for cash at $1.00 per share                                203,500   203,500        6,000         6,000
PS issued for services at $1.00 per share                              6,200     6,200        4,200         4,200
                                                 -------  -------   --------  --------      -------       -------
Balance, December 31, 1994, 1995, 1996           148,000  148,000    288,200   288,200       10,200        10,200
Shares converted to Class A CS                                        (5,000)   (5,000)
Shares converted to Class A CS                                       (11,000)  (11,000)
Canceled shares                                  (98,000) (98,000)  (272,200) (272,200)     (10,200)      (10,200)
                                                 -------  -------   --------  --------      -------       -------
Balance, December 31, 1997, 1998, 1999            50,000   50,000          0         0            0             0
Shares issued as consideration for
   purchase of subsidiary                                             40,000    40,000
                                                  ------   ------    -------   -------      -------       -------
Balance, December 31, 2000                        50,000   50,000     40,000    40,000            0             0
                                                 -------  -------   --------  --------      -------       -------
Balance, March 31, 2001                           50,000   50,000     40,000    40,000            0             0
Shares issued in exchange for 300,000 shares
   Growth Fund Partnership, Inc.                       0        0     30,000    30,000            0             0
                                                 -------  -------   --------  --------      -------       -------
Balance, June 30, 2001                            50,000   50,000     70,000    70,000            0             0
                                                 =======  =======    =======   =======      =======       =======


                        The accompanying notes are an integral part of these financial statements.

                             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO JUNE 30, 2001 (Continued)


                                                  CS=A      CS=A       CS=B      CS=B
                                                  SHARES    AMOUNT     SHARES    AMOUNT     APIC          RE           TOTAL
                                                  ------    ------     ------    ------  ----------    ----------    -----------
Balance, January 1, 1994                          11,425       12    100,000     1,000   11,217,192    (8,390,740)     2,926,464
CS issued for services at $135.87 per share          700        1                            95,105                       95,106
CS issued for services at $499.70 per share           92        0                            45,979                       45,979
CS issued for services at $553.66 per share           32                                     17,717                       17,717
Net Loss, year ended December 31, 1994                                                                 (3,563,526)    (3,563,526)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1994                        12,249       13    100,000     1,000   11,375,993   (11,954,266)      (478,260)
CS issued for cash at $34.02 per share             5,416        5                           184,295                      184,300
CS issued for services at $52.50 per share           500                                     26,250                       26,250
CS issued for dividends at $553.66 per share          32                                     17,717       (17,717)             0
CS issued for dividends at $548.15 per share          27                                     14,800       (14,800)             0
Net Loss, year ended December 31, 1995                                                                   (212,633)      (212,633)
                                              ----------- --------   -------    -------  ---------    ------------    -----------
Balance, December 31, 1995                        18,224       18    100,000     1,000   11,619,055   (12,199,416)      (480,343)
Net Loss, year ended December 31, 1996                 0        0          0         0            0       (61,828)       (61,828)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1996                        18,224       18    100,000     1,000   11,619,055   (12,261,244)      (541,171)
Stock issued in exchange for PS B at                                                                                           0
   $312.50 per share                                  16                                      5,000                        5,000
Fractional Shares Issued                               6                                          1                            1
Stock issued for services at $3.00 per share       4,000        4                            11,996                       12,000
Stock issued for services at $10.00 per share      5,150        5                            51,495                       51,500
Stock issued for debt at $4.95 per share          20,590       21                           101,979                      102,000
Stock issued for services at $3.00 per share         400                                      1,200                        1,200
Stock issued in exchange for PS B at                                                                                           0
  $343.75 per share                                   32                                     11,000                       11,000
Contributed Capital on cancellation of shares       (168)                                   388,793                      388,793
Net Loss, year ended December 31, 1997                 0        0          0         0            0      (115,504)      (115,504)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1997                        48,250       48    100,000     1,000   12,190,519   (12,376,748)       (85,181)
Reversal of cancellation of CS A shares            4,280        4                                (4)                           0
Shares issued to at $3.15 per share to repay                                                                                   0
   note payable                                    1,737        2                             5,468                        5,470
Shares issued to officer at $3.15 per share
  for consulting services rendered                   137                             0          431                          431
Shares issued at $3.15 per share to officer                                                                                    0
  for consulting services rendered                22,480       22                            71,132                       71,154
Shares issued at $3.15 per share to officer                                                                                    0
  for consulting services rendered                 2,563        3                             8,080                        8,083
Shares issued to officer to pay off note                                                                                       0
  payable for consulting services rendered       120,000      120                            58,338                       58,458
Net Loss, year ended December 31, 1998                 0        0          0         0            0      (150,873)      (150,873)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1998                       199,447      199    100,000     1,000   12,333,964   (12,527,621)       (92,458)
Net Loss, year ended December 31, 1999                 0        0          0         0            0      (178,877)      (178,877)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 1999                       199,447      199    100,000     1,000   12,333,964   (12,706,498)      (271,335)


                              The accompanying notes are an integral part of these financial statements.

                             EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994 TO JUNE 30, 2001 (Continued)


                                                  CS=A      CS=A       CS=B      CS=B
                                                  SHARES    AMOUNT     SHARES    AMOUNT     APIC          RE           TOTAL
                                                  ------    ------     ------    ------  ----------    ----------    -----------
CS issued at $7.00 for services rendered         166,628      168                         1,166,230                    1,166,398
CS issued for services at $0.14 per share        550,000      550                            76,450                       77,000
CS canceled                                     (120,000)    (120)                          (58,338)      (61,542)      (120,000)
CS issued for services at $0.14 per share      6,000,000    6,000                           834,000                      840,000
Fractional Shares Issued                             832                                                                       0
CS issued for services at $0.14 per share        800,000      800                           111,200                      112,000
CS canceled                                     (100,000)    (100)                              100                            0
CS issued for services at $0.29 per share        275,000      275                            79,475                       79,750
PS issued as consideration for purchase                                                                                        0
  of subsidiary                                                                             (40,000)                     (40,000)
CS issued for cash at $0.25 per share             90,000       90                            22,410                       22,500
CS issued for services at $0.375 per share       100,000      100                            37,399                       37,499
CS issued for services at $0.375 per share       160,000      160                            59,840                       60,000
Net Loss, year ended December 31, 2000                 0        0          0         0            0    (3,213,115)    (3,213,115)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, December 31, 2000                     8,121,907    8,122    100,000     1,000   14,622,730   (15,981,155)    (1,259,303)
CS issued for cash at $0.20 per share              2,500        3                               497                          500
CS issued for cash at $0.25 per share             45,000       45                            11,205                       11,250
CS issued for services at $0.20 per share        600,000      600                           119,400                      120,000
CS issued for services at $0.28 per share        200,000      200                            55,800                       56,000
CS issued for services at $0.06 per share        200,000      200                            11,800                       12,000
CS canceled                                     (100,000)    (100)                              100                            0
Net Loss, three months ended March 31, 2001            0        0          0         0            0      (229,360)      (229,360)
Accounts payable and accrued expenses
   converted to capital                                                                     675,104                      675,104
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, March 31, 2001                        9,069,407    9,070    100,000     1,000   15,496,636   (16,210,515)      (613,809)
Correction in CS shares issued above at $0.20   (100,000)    (100)                          (19,900)                     (20,000)
CS issued for services at $0.05 per share         50,000       50                             2,450                        2,500
CS issued for services at $0.10 per share        350,000      350                            34,650                       35,000
CS issued for services at $0.05 per share        100,000      100                             4,900                        5,000
CS issued for 100% ownership of newly
   formed subsidiary                           7,200,000    7,200                            (7,200)                           0
CS issued for services at $0.04 per share        400,000      400                            15,600                       16,000
CS issued for services at $0.11 per share        600,000      600                            65,400                       66,000
CS issued for services at $0.09 per share        400,000      400                            35,600                       36,000
CS issued for services at $0.16 per share        550,000      550                            87,450                       88,000
CS issued for services at $0.16 per share        500,000      500                            79,500                       80,000
CS issued for services at $0.15 per share      2,150,000    2,150                           320,350                      322,500
CS issued for services at $0.17 per share        200,000      200                            33,800                       34,000
Accounts payable and accrued expenses
   converted to capital                                                                      22,911                       22,911
Net Loss, three months ended June 30, 2001             0        0          0         0            0      (754,661)      (754,661)
                                              ----------   ------    -------     -----   ----------   -----------     ----------
Balance, June 30, 2001                        21,469,407   21,470    100,000     1,000   16,172,147   (16,965,176)      (680,559)
                                              ==========   ======    =======     =====   ==========   ===========     ==========
Accumulated deficit:
  Prior to the development stage                                                                     $ (8,390,740)
  During the development stage                                                                       $ (8,574,436)



                             The accompanying notes are an integral part of these financial statements.

                                                               8

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

                                                                                                                   From Inception
                                                                     Six Months Ended     Six Months Ended     (January 1, 1994) to
                                                                       June 30, 2001       June 30, 2000           June 30, 2001
                                                                       -------------       -------------           -------------
Cash Flows From Operating Activities
   Net Loss                                                             $ (984,021)          $  (61,689)          $ (8,574,436)
   Adjustments to Reconcile Net Loss to Net Cash Used
      By Operating Activities
   Common Stock Issued For Services                                        853,000                    -              3,510,463
   Preferred Stock Issued For Services                                           -                    -                 10,400
   Depreciation and Amortization                                                 -                    -                 70,532
   Bad Debt Expense                                                         30,000                    -                136,240
   Discontinued Operations                                                       -                    -              2,820,586
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                 -                    -                 20,921
       Increase (Decrease) in Accounts Payable                              50,022               11,250                802,200
       Increase (Decrease) in Accrued Expenses                              26,588               11,586                129,261
                                                                        ----------           ----------           ------------
   Total Adjustments                                                       959,610               22,836              7,530,603
                                                                        ----------           ----------           ------------

Net Cash Used By Operating Activities                                      (24,411)             (38,853)            (1,043,833)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                  -                    -               (11,059)
   Sale of Land                                                                  -                    -                 64,000
   Purchase of Property and Equipment                                            -                    -                 (3,201)
                                                                        ----------           ----------           ------------
Net Cash Flows From Investing Activities                                         -                    -                 49,740

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                            11,750               38,600                322,050
   Sale of Preferred Stock                                                       -                    -                209,500
   Proceeds from Long Term Debt                                             12,100                    -                478,135
   Principle payments on long term debt                                          -                    -                (15,500)
                                                                        ----------           ----------           ------------
Net Cash Provided By Financing Activities                                        -               38,600                994,185
                                                                        ----------           ----------           ------------

Increase (Decrease) in Cash and Cash Equivalents                              (561)                 253                     92
Cash and Cash Equivalents, Beginning of Year                                   653                1,011
                                                                        ----------           ----------           ------------
Cash and Cash Equivalents, End of Year                                  $       92           $      758           $         92
                                                                        ==========           ==========           ============


                            The accompanying notes are an integral part of these financial statements.

                                                                  9

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


                                                                                                  From Inception
                                                                                                (January 1, 1994)
                                                         Six Months Ended    Six Months Ended          to
                                                            June 30, 2001      June 30, 2000      June 30, 2001
                                                            -------------      -------------      -------------
Supplemental Information:
Cash Paid For:
Interest                                                               -                  -          $    8,509
                                                                                                     ==========
Income Taxes                                                           -                  -                   -

Noncash Investing and Financing Activities:

Accounts payable and accrued expenses
  Converted to capital                                       $   698,015                             $  698,015
                                                             ===========                  -          ==========

Common Stock Issued For Services                             $   853,000                             $3,510,463
                                                             ===========                             ==========
Preferred Stock Issued For Services                                    -                  -          $   10,400
                                                                                                     ==========
Common Stock Issued For Dividends                                      -                  -          $   50,234
                                                                                                     ==========
Paid-In Capital Through Cancellation of Preferred Stock                -                  -          $  380,400
                                                                                                     ==========
Common Stock Issued For Debt                                           -                  -          $  115,428
                                                                                                     ==========



                  The accompanying notes are an integral part of these financial statements.

                                                        10

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

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10KSB and Form 10KSB, as amended.

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes - The Company is subject to the great of federal income taxes computed under the regular system or the alternative minimum tax system. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

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

NOTE 3 - NOTES PAYABLE

Notes payable of the Company are as follows:

                                                                         June 30,                   December 31,
                                                                           2001                        2000
                                                                       ------------                ------------
Unsecured notes payable to a related
party $165,500, past due, bearing 12% interest                         $    165,500                $    165,500

Unsecured promissory notes bearing interest at 10%.
Interest payable annually in either stock or cash,
or both. The lenders may earn bonus distributions
based on the productivity of mining operations.
Due on demand.                                                                6,000                       6,000

Non-interest bearing notes payable to various
parties, secured by guarantees of common
stock. Due on demand.                                                       116,900                     116,900

Unsecured, non-interest bearing notes payable
to various parties. Due on demand                                           163,300                     151,200
                                                                       ------------                ------------
Total                                                                       451,700                     439,600
Less related party notes                                                   (328,800)                   (316,700)
                                                                       ------------                ------------
Total notes payable                                                         122,900                     122,900
Less current portion                                                       (122,900)                   (122,900)
                                                                       ------------                ------------

Total Long-Term Debt                                                   $          -                $          -

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

On June 28, 2001, the Board of Directors of the Company approved a preferred stock dividend for the benefit of the Company's common stockholders. One share of Class A, non-voting, convertible preferred stock, with a face value of $500.00 was issued for every 500 shares of common stock to shareholders of record on July 16, 2001. The preferred stock is convertible into common stock during the thirty-day period immediately following the one-year anniversary of the record date, July 16, 2002. Each share of preferred stock is convertible into common stock with a total value of $500 at the conversion rate of 90% of the average of the closing bid and asking price for the common stock of the Company during the twenty days immediately preceding the specific date the preferred shareholder gives notice to convert. No officers, directors, or holders of fewer than 500 shares, or fraction thereof, were eligible for the preferred stock dividend or conversion. On September 27, 2001, the transfer agent issued 13,169 total preferred shares in connection therewith. The fair market value of the preferred stock dividend was determined to be zero because the Company is a development stage company with no significant assets and no cash flows from operating activities since inception. Accordingly, the preferred stock dividend was accounted during the third quarter for by transferring $13,169 from additional paid in capital to preferred stock.

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

In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. ("Growth Fund") common stock. The Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003 in cash equal to two percent of the value of the Class B preferred stock, or in restricted Class A common stock equal to three percent of the value of the Class B preferred stock. Additionally, in the event the Company uses the common stock of Growth Fund to anchor or establish a credit facility in its favor, the Company agrees to pay Growth Fund one-half of the cash dividend referred to above, or one percent of the value of the Class B preferred stock at closing of the credit facility, notice of which shall be given by the Company to Growth fund at least ten days prior thereto. The acquisition was recorded at $0. As of June 30, 2001, there were 70,000 shares outstanding.

Preferred Stock - Class C
The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These shares accrue a 10% dividend annually. The cumulative amount of dividend was $0 at June30, 2001. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share. There were $-0- shares issued and outstanding at June30, 2001. Management canceled all outstanding shares and related dividends payable in 1997.

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

In August 2000, the Company reacquired 6,000,000 shares of common stock from a director in exchange for a promissory note for $120,000 payable to the director. The promissory note for $120,000 is included in notes payable-related party and is classified as a current liability. The 6,000,000 (120,000 post-split) shares were subsequently canceled.

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

On April 2, 2001, the Company canceled 100,000 shares of common stock previously issued for services rendered at $0.20 per share on January 4, 2001.

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

Common Stock - Class B
The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of June30, 2001. All Class B shares of common stock are held by a director at June 30, 2001.

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

Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998 through December 31, 2000 as President ($300,000) and during the period January 1, 1999 through December 31, 2000 as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000 through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999 to December 31, 1999 for her services as Secretary ($60,000). The employment contracts expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid in capital. Additionally, the Company converted accrued expenses of $128,015 to additional paid in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000 to June 30, 2001, from its president. The Company continues to charge $7,637 per month for these incidental expenses, which are reflected as a charge to the statement of operations with an offset to additional paid in capital.

NOTE 6 - GOING CONCERN

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

NOTE 7 - DISCONTINUED OPERATIONS

In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event. There was no activity during the periods ended June 30, 2001 and 2000. Loss from discontinued operations for the period from inception of the development stage on January 1, 1994 through June 30, 2001 is as follows:

SALES                                                            $            -
                                                                 --------------
COST OF SALES                                                            33,817
                                                                 --------------
GROSS MARGIN                                                            (33,817)
                                                                 --------------

OPERATING EXPENSES                                                    1,399,405
                                                                 --------------

LOSS FROM OPERATIONS                                                 (1,433,222)
                                                                 --------------

OTHER INCOME (EXPENSE)
  Other income                                                               41
  Interest expense                                                      (40,953)
  Other expense                                                         (30,185)
  Gain on sale of land                                                   30,840
  Loss on disposal of assets                                            (75,667)
  Loss on partnership interests                                      (2,288,841)
                                                                 --------------
     Total Other Income (Expense)                                    (2,404,765)
                                                                 --------------
LOSS BEFORE INCOME TAX EXPENSE                                       (3,837,987)
                                                                 --------------
INCOME TAX EXPENSE                                                            -
                                                                 --------------
LOSS FROM DISCONTINUED OPERATIONS                                $   (3,837,987)
                                                                 ==============

DIVIDEND ON PREFERRED STOCK                                      $      (32,517)
                                                                 ==============

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

Three and six months ended June 30, 2001 versus June 30, 2000
--------------------------------------------------------------

Results of Operations

General and administrative expenses. During each of these periods there were no revenues and the Company had no operations. General and administrative expenses consisted primarily of common stock issued for services rendered of $853,000 and approximately $45,000 of office rental, auto and equipment lease expenses that were incurred on behalf of the company. Said incidental lease expenses have been accounted for as a capital contribution in the financial statements for the six months ended June 30, 2001.

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

Liquidity and Capital Resources

At June 30, 2001, the Company had $4,151 in assets, total liabilities of $654,710 and total stockholders' deficit of $650,559 compared with $4,712 in assets, total liabilities of $1,264,015 and total stockholders deficit of $1,259,303 at December 31, 2000. The changes in account balances primarily were a result of reclassifying certain accounts payable and accrued expenses incurred on behalf of the Company to capital contributions during 2001. Additionally, the Company received loans of $75,000 from FV Investments, LLC in the 3rd Quarter of 2000 for operating capital.

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

PART II -- OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Changes in Securities

         None

Item 3   Defaults Upon Senior Securities

         The Company is in default on the following notes: $165,500 due to a related party plus accrued interest of approximately $52,000 and a late charge penalty of $16,550.

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         Reports on Form 8-K:

         On June 12, 2001, the Company filed Form 8-K with the Commission under
         Item 5, "Other Information." On July 31, 2001, the Company filed Form 8-K with the Commission under Item 4, "Changes in Registrant's Certifying Accountant."


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