Form 10QSB/A
period 2001-09-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-08-27
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A #1

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 2001

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______


                        Commission file number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                     --------------------------------------
             (exact name of registrant as specified in its charter)


          DELAWARE                                          75-2276137
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1050 Chinoe Road, Suite 304, Lexington, Kentucky              40502
------------------------------------------------            -----------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (859) 268-4446


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No [ ]

The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, as of November 14, 2001: 47,266,620.

Explanatory Note:
-----------------
The Registrant, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-QSB/A, Amendment No. 1, to its Consolidated Financial Statements for the quarter ended September 30, 2001, for the purpose of the following:

1. Common stock - As of December 31, 2000, the number of shares of common stock outstanding were understated by 6,000,000 shares. The December 31, 2000 10KSB has been amended and this report has been revised for the change.
2. Accrued expenses - Certain amounts included in accounts payable of $82,193 and accrued liabilities of $570,000 at December 31, 2000, and certain amounts included in accounts payable of $22,911 for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, have been reclassified as a capital contribution. The quarterly reports for March 31, 2001 and June 30, 2001, have been amended and this report has been revised for the change.
3. Preferred stock dividend - This quarterly report has been revised for the omission of the Series A preferred stock dividend approved on June 28, 2001 for holders of record as of July 16, 2001.
4. Purchase commitment - The quarterly report has been revised to disclose in Note 2 to the financial statements the purchase commitment dated July 19, 2001, for Medturf appliances with MB Software, Inc., including related consulting agreement dated August 1, 2001, with HEB, LLC entered in connection with the Medturf transaction.

Previously reported loss per share amounts and weighted shares have been revised. There was no effect on previously reported results of operations.

                     EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 FORM 10-QSB/A, QUARTER ENDED SEPTEMBER 30, 2001


INDEX


PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

Consolidated Balance Sheet..................................................  4

Consolidated Statement of Operations........................................  5

Consolidated Statement of Stockholders' Equity..............................  6

Consolidated Statement of Cash Flows........................................ 11

Notes to Interim Financial Statements....................................... 13



Item 2   Management's Discussion and Analysis............................... 23

PART II   OTHER INFORMATION

Item 1 Legal Proceedings.................................................... 24

Item 2 Changes in Securities................................................ 24

Item 3 Defaults Upon Senior Securities...................................... 24

Item 4 Submission of Matters to a Vote of Security Holders.................. 24

Item 5 Other Information.................................................... 24

Item 6 Exhibits and Reports on Form 8-K..................................... 24

Signatures.................................................................. 24

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

                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                           (Unaudited)

                                                                    September 30,        December 31,
ASSETS                                                                  2001                2000
------                                                                  ----                ----
Current Assets
   Cash                                                             $       4,859         $       653
   Prepaid Expenses                                                         4,059               4,059
                                                                    -------------         -----------
Total Current Assets                                                        8,918               4,712
                                                                    -------------         -----------

Total  Assets                                                       $       8,918         $     4,712
                                                                    =============         ===========

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                                 $      24,505         $   103,584
   Accrued Expenses                                                       154,416             690,831
   Dividends Payable                                                       37,750              30,000
   Notes Payable                                                          112,900             122,900
   Notes Payable - Related Party                                          352,900             316,700
                                                                    -------------         -----------
Total Current Liabilities                                                 682,471           1,264,015
                                                                    -------------         -----------

Total Liabilities                                                         682,471           1,264,015

Stockholders' Equity (Deficit)
Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares
    authorized, 63,169 shares issued and outstanding                       63,169              50,000
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares
    authorized, 70,000 shares issued and outstanding                       70,000              40,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares
    authorized, -0- shares issued and outstanding                               -                   -
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares
    authorized, 33,686,620 and 8,121,207 issued and outstanding as of September 30, 2001 and December 31,
    2000, respectively                                                     33,687               8,122
Common Stock, Class B, $0.01 Par Value, 100,000 shares
    authorized, 100,000 issued and outstanding                              1,000               1,000
Additional Paid in Capital                                             18,838,252          14,622,730
Accumulated Deficit Prior to the Development Stage                     (8,390,740)         (8,390,740)
Deficit Accumulated During the Development Stage                      (11,288,921)         (7,590,415)
                                                                    -------------         -----------
Total Stockholders' Equity (Deficit)                                     (673,553)         (1,259,303)
                                                                    -------------         -----------
Total Liabilities and Stockholders' Equity                          $       8,918         $     4,712
                                                                    =============         ===========


                The accompanying notes are an integral part of these financial statements.

                                                       4

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   AND FROM INCEPTION OF THE DEVELOPMENT STAGE
                                     (JANUARY 1, 1994) TO SEPTEMBER 30, 2001
                                                   (Unaudited)

                                         For the        For the         For the        For the          Loss
                                       Three months   Three months    Nine months    Nine months     Accumulated
                                          ended           ended          ended          ended        During the
                                      September 30,     September    September 30,  September 30,    Development
                                           2001         30, 2000         2001            2000           Stage
                                           ----             ----         ----            ----           -----
Revenues                                    -              -               -              -               -

Expenses
   General and Administrative             2,703,400         92,517       3,656,949        144,412       7,239,844
                                       ------------     ----------    ------------     ----------    ------------

Loss From Operations                     (2,703,400)       (92,517)     (3,656,949)      (144,412)     (7,239,844)

Other Expense
   Interest Expense                         (11,085)        (5,115)        (41,557)       (14,908)       (117,031)
                                       ------------     ----------    ------------     ----------    ------------

Loss From Continuing Operations          (2,714,485)       (97,632)     (3,698,506)      (159,320)     (7,356,875)

Loss on Discontinued Operations                   -              -               -              -      (3,837,987)
                                       ------------     ----------    ------------     ----------    ------------

Net loss available to common
stockholders                           $ (2,714,485)    $  (97,632)   $ (3,698,506)    $ (159,320)   $(11,194,862)
                                       ============     ==========    ============     ==========    ============

Dividends on Preferred Stock                      -              -               -              -    $     32,517
                                       ============     ==========    ============     ==========    ============

Basic and diluted loss per
common share                             $    (0.08)     $   (0.02)     $    (0.20)     $   (0.09)
                                       ============     ==========    ============     ==========

Basic weighted average number of
common shares outstanding                33,364,372      4,693,018      18,873,377      1,703,475
                                       ============     ==========    ============     ==========

                          The accompanying notes are an integral part of these financial statements.

                                                               5

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO SEPTEMBER 30, 2001

                                           Preferred     Preferred     Preferred      Preferred       Preferred        Preferred
                                             Stock         Stock         Stock          Stock           Stock            Stock
                                            Class A       Class A       Class B        Class B         Class C          Class C
                                             Shares       Amount         Shares         Amount          Shares          Amount
                                             ------       ------         ------         ------          ------          ------
Balance, January 1, 1994                       148,000     $ 148,000         78,500      $  78,500                -        $      -

Preferred Stock Issued for Cash at $1.00
  Per Share                                          -             -        203,500        203,500            6,000           6,000

Preferred Stock Issued for Services at
  $1.00 Per Share                                    -             -          6,200          6,200            4,200           4,200
                                               -------     ---------       --------       --------          -------        --------
Balance, December 31, 1994, 1995,
  and 1996                                     148,000       148,000        288,200        288,200           10,200          10,200

Shares Converted to Class A Common Stock             -             -         (5,000)        (5,000)               -               -

Shares Converted to Class A Common Stock             -             -        (11,000)       (11,000)               -               -

Canceled Shares                                (98,000)      (98,000)      (272,200)      (272,200)         (10,200)        (10,200)
                                              --------      --------      ---------      ---------         --------        --------
Balance, December 31, 1997, 1998,
  and 1999                                      50,000        50,000              -              -                -               -

Shares Issued as Consideration for
  Purchase of Subsidiary (Note 1)                    -             -         40,000         40,000                -               -

Balance, December 31, 2000                      50,000        50,000         40,000         40,000                -               -

Preferred Stock Dividend (Note 5)                    -        13,169              -              -                -               -

Shares Issued in Exchange for 300,000
  shares of Growth Fund Partnership, Inc.            -             -         30,000         30,000                -               -
                                               -------     ---------       --------       --------          -------        --------
Balance, September 30, 2001                     63,169     $  63,169         70,000         70,000                -               -
                                               =======     =========       ========       ========          =======        ========


                           The accompanying notes are an integral part of these financial statements.

                                     EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO SEPTEMBER 30, 2001


                                      Common Stock   Common Stock  Common Stock   Common Stock     Additional
                                         Class A       Class A        Class B       Class B         Paid In       Accumulated
                                         Shares         Amount        Amount         Amount         Capital         Deficit
                                         ------         ------        ------         ------         -------         -------
Balance, January 1, 1994                     11,425      $      12       100,000      $   1,000     $ 11,217,192  $  (8,390,740)
Common Stock Issued for Services at
     $135.87 Per Share                          700              1             -              -           95,105              -
Common Stock Issued for Services at
     $499.70 Per Share                           92              -             -              -           45,979              -
Common Stock Issued for Services at
     $553.66 Per Share                           32              -             -              -           17,717              -
Net Loss, Year Ended December 31, 1994            -              -             -              -                -     (3,563,526)
                                         ----------      ---------      --------      ---------     ------------  -------------

Balance December 31, 1994                    12,249             13       100,000          1,000       11,375,993    (11,954,266)
Common Stock Issued for Cash at
     $34.02 Per Share                         5,416              5             -              -          184,295              -
Common Stock Issued for Services at
     $52.50 Per Share                           500              -             -              -           26,250              -
Common Stock Issued for Dividends at
     $553.66 Per Share                           32              -             -              -           17,717        (17,717)
Common Stock Issued for Dividends at
     $548.15 Per Share                           27              -             -              -           14,800        (14,800)
Net Loss, Year Ended December 31, 1995            -              -             -              -                -       (212,633)
                                         ----------      ---------      --------      ---------     ------------  -------------
Balance, December 31, 1995                   18,224             18       100,000          1,000       11,619,055    (12,199,416)
Net Loss, Year Ended December 31, 1996            -              -             -              -                -        (61,828)
                                         ----------      ---------      --------      ---------     ------------  -------------

Balance, December 31, 1996                   18,224             18       100,000          1,000       11,619,055    (12,261,244)
Common Stock Issued in Exchange for
  Preferred Series B Stock at
  $312.50 Per Share                              16              -             -              -            5,000              -
Fractional Shares Issued                          6              -             -              -                1              -
Common Stock Issued for Services at
     $3.00 Per Share                          4,000              4             -              -           11,996              -
Common Stock Issued for Debt at
     $10.00 Per Share                         5,150              5             -              -           51,495              -
Common Stock Issued for Services at
     $4.95 Per Share                         20,590             21             -              -          101,979              -
Common Stock Issued for Services at
     $3.00 Per Share                            400              -             -              -            1,200              -
Common Stock Issued in Exchange for
     Preferred Series B Stock at
     $343.75 Per Share                           32              -             -              -           11,000              -
Capital Contribution-Cancellation of
     shares                                   (168)              -             -              -          388,793              -
Net Loss, Year Ended December 31,
     1997                                         -              -             -              -                -       (115,504)
                                         ----------      ---------      --------      ---------     ------------  -------------

                            The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO SEPTEMBER 30, 2001

                                                 Common
                                                 Stock     Common Stock   Common Stock  Common Stock    Additional
                                                Class A       Class A       Class B        Class B       Paid In      Accumulated
                                                 Shares       Amount         Amount        Amount        Capital        Deficit
                                                 ------       ------         ------        ------        -------        -------
Balance, December 31, 1997                          48,250            48        100,000         1,000     12,190,519    (12,376,748)
Reversal of Cancellation of Common A Shares
                                                     4,280             4              -             -             (4)             -
Common Stock Issued at $3.15 Per Share to
     Repay Note Payable                              1,737             2              -             -          5,468              -
Common Stock Issued to Officer at $3.15 Per
     Share for Consulting Services                     137             -              -             -            431              -
Common Stock Issued to Officer at $3.15 Per
     Share for Consulting Services                  22,480            22              -             -         71,132              -
Common Stock Issued to Officer at $3.15 Per
     Share for Consulting Services                   2,563             3              -             -          8,080              -
Common Stock Issued to Officer to Payoff
     Note Payable for Consulting Services          120,000           120              -             -         58,338              -
Net Loss, Year Ended December 31, 1998                   -             -              -             -              -       (150,873)
                                                 ---------       -------       --------        ------    -----------   ------------

Balance, December 31, 1998                         199,447           199        100,000         1,000     12,333,964    (12,527,621)
Net Loss, Year Ended December 31, 1999                   -             -              -             -              -       (178,877)
                                                 ---------       -------       --------        ------    -----------   ------------
                                                                                                                   -
Balance, December 31, 1999                         199,447           199        100,000         1,000     12,333,964    (12,706,498)
Common Stock Issued at $7.00 Per Share for
     Services Rendered                             166,628           168              -             -      1,166,230              -
Common Stock Issued at $0.14 Per Share for
     Services Rendered                             550,000           550              -             -         76,450              -
Common Stock Issued at $0.14 Per Share For
     Services Rendered                           6,000,000         6,000              -             -        834,000              -
Common Stock Canceled                             (120,000)         (120)              -             -       (58,338)       (61,542)
Fractional Shares Issued                               832             -              -             -              -              -
Common Stock Issued for Services at $0.14
     Per Share for Services Rendered               800,000           800              -             -        111,200              -
                                                                                                                                  -
Common Stock Canceled                            (100,000)         (100)              -             -            100              -
Common Stock Issued for Services at $0.29
     Per Share                                     275,000           275              -             -         79,475              -
Preferred Shares Issued as Consideration for
     Purchase of Subsidiary                              -             -              -             -       (40,000)              -
Common Stock Issued for Cash at $0.25 Per
     Share                                          90,000            90              -             -         22,410              -
Common Stock Issued for Services at $0.375
     Per Share                                     100,000           100              -             -         37,399              -


                           The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO SEPTEMBER 30, 2001

                                               Common Stock  Common Stock  Common Stock   Common Stock   Additional
                                                  Class A       Class A       Class B       Class B        Paid In     Accumulated
                                                  Shares        Amount        Amount         Amount        Capital       Deficit
                                                  ------        ------        ------         ------        -------       -------
Common Stock Issued for Services at $0.375
     Per Share                                       160,000           160             -              -        59,840             -
Net Loss, Year Ended December 31, 2000                     -             -             -              -             -    (3,213,115)
                                                  ----------      --------      --------         ------   -----------  ------------

Balance, December 31, 2000                         8,121,907         2,122       100,000          1,000    14,622,730   (15,981,155)
Common Stock Issued for Cash at $0.20 Per
     Share, February 23, 2001                          2,500             3             -              -           497             -
Common Stock Issued for Cash at $0.25 Per
     Share, January 5, 2001                           45,000            45             -              -        11,205             -
Common Stock Issued for Services at $0.20 Per
     Share, January 4, 2001                          600,000           600             -              -       119,400             -
Common Stock Issued for Services at $0.28 Per
     Share, March 6, 2001                            200,000           200             -              -        55,800             -
Common Stock Issued for Services at $0.06 Per
     Share, March 23, 2001                           200,000           200             -              -        11,800             -
Common Stock Canceled, March 28, 2001               (100,000)         (100)            -              -           100             -
Correction in Common Stock Issued at $0.20
     Per Share, April 2, 2001                       (100,000)         (100)            -              -       (19,900)            -
Common Stock Issued for Services at $0.05 Per
     Share, April 5, 2001                             50,000            50             -              -         2,450             -
Common Stock Issued for Services at $0.10 Per
     Share, April 10, 2001                           350,000           350             -              -        34,650             -
Common Stock Issued for Services at $0.05 Per
     Share, April 30, 2001                           100,000           100             -              -         4,900             -
Common Stock Issued for 100% Ownership of
     Newly Formed Subsidiary, May 9, 2001
                                                   7,200,000         7,200             -              -        (7,200)            -
Common Stock Issued for Services at $0.04 Per
     Share, May 11, 2001                             400,000           400             -              -        15,600             -
Common Stock Issued for Services at $0.11 Per
     Share, May 15, 2001                             600,000           600             -              -        65,400             -
Common Stock Issued for Services at $0.09 Per
     Share, May 21, 2001                             400,000           400             -              -        35,600             -
Common Stock Issued for Services at $0.16 Per
     Share, May 31, 2001                             550,000           550             -              -        87,450             -
Common Stock Issued for Services at $0.16 Per
     Share, June 18, 2001                            500,000           500             -              -        79,500             -
Common Stock Issued for Services at $0.15 Per
     Share, June 20, 2001                          2,150,000         2,150             -              -       320,350             -
Common Stock Issued for Services at $0.17 Per
     Share, June 5, 2001                             200,000           200             -              -        33,800             -
Common Stock Issued for Cash at $0.001 Per
     Share, July 12, 2001                             10,000            10             -              -           990             -


                      The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO SEPTEMBER 30, 2001

                                               Common
                                               Stock     Common Stock   Common Stock  Common Stock    Additional
                                              Class A       Class A       Class B        Class B        Paid In      Accumulated
                                               Shares       Amount         Amount        Amount         Capital        Deficit
                                               ------       ------         ------        ------         -------        -------
Common Stock Issued for Services at $0.24
     Per Share, July 12, 2001                  2,579,500         2,579              -             -         616,501             -
Common Stock Issued for Services at $0.24
     Per Share, July 12, 2001                  1,800,000         1,800              -             -         430,200             -
Common Stock Issued for Services at $0.20
     Per Share, July 24, 2001                  6,450,000         6,450              -             -       1,283,550             -
Common Stock Issued for Services at $0.20
     Per Share, July 24, 2001                    800,000           800              -             -         159,200             -
Common Stock Issued for Services at $0.14
     Per Share, August 15, 2001                  700,000           700              -             -          97,300             -
Common Stock Issued as Collateral for
     Loans, (August 4, 2000)                   5,927,713         5,928              -             -          (5,928)             -
Common Stock Issued for Services at $0.09
     Per Share, August 31, 2001                  150,000           150              -             -          13,350             -
Common Stock Issued for Services at $0.08
     Per Share, September 4, 2001                500,000           500              -             -          39,500             -
Common Stock Issued for Services at $0.06
     Per Share, September 6, 2001                500,000           500              -             -          29,500             -
Common Stock Issued for Services at $0.03
     Per Share, September 24, 2001               500,000           500              -             -          14,500             -
Common Stock Canceled                         (7,200,000)       (7,200)             -             -           7,200             -
Common Stock Canceled                           (500,000)         (500)             -             -             500             -
Accounts payable and accrued expenses
     converted to capital                                                                                   720,926
Shares Issued in Exchange for 300,000
     Shares of Growth Fund Partnership,
     Inc.                                              -             -              -             -         (30,000)            -
Preferred Stock Dividend (Note 5)                                                                           (13,169)
Net loss, nine months ended September 30,
     2001                                              -             -              -             -               -    (3,698,506)
                                              ----------     ---------        -------     ---------    ------------  ------------

Balance, September 30 2001                    33,686,620     $  33,687        100,000     $   1,000    $ 18,838,252  $(19,679,661)
                                              ==========     =========        =======     =========    ============  ============

Accumulated Deficit:
   Prior to the Development Stage                                                                                    $ (8,390,740)
                                                                                                                     ============
   During the Development Stage                                                                                      $(11,288,921)
                                                                                                                     ============


                       The accompanying notes are an integral part of these financial statements.

                                                           10

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO SEPTEMBER 30, 2001
                                                           (Unaudited)

                                                                          Nine Months            Nine Months     Loss Accumulated
                                                                             Ended                  Ended           During the
                                                                         September 30,          September 30,      Development
                                                                              2001                   2000             Stage
                                                                         --------------        -------------    ---------------
Cash Flows From Operating Activities
   Net Loss                                                              $   (3,698,506)       $    (159,320)   $   (11,288,921)
   Adjustments to Reconcile Net Loss to Net Cash Used
      By Operating Activities
   Common Stock Issued For Services                                           3,550,580               15,998          6,208,043
   Preferred Stock Issued For Services                                                -                    -             10,400
   Depreciation and Amortization                                                      -                    -             70,532
   Bad Debt Expense                                                                   -                    -            136,240
   Discontinued Operations                                                            -                    -          2,820,586
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                      -                    -             20,921
       Increase (Decrease) in Accounts Payable                                   71,847               11,983            824,025
       Increase (Decrease) in Accrued Expenses                                   41,335               19,200            144,008
                                                                         --------------        -------------    ---------------
   Total Adjustments                                                          3,663,762               47,181         10,234,755
                                                                         --------------        -------------    ---------------
Net Cash Used By Operating Activities                                           (34,744)            (112,139)        (1,054,166)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                       -                    -            (11,059)
   Sale of Land                                                                       -                    -             64,000
   Purchase of Property and Equipment                                                 -                    -             (3,201)
                                                                         --------------        -------------    ---------------
                                                                         --------------        -------------    ---------------
Net Cash Flows From Investing Activities                                              -                    -             49,740

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                                 12,750                    -            323,050
   Contributed Capital                                                                -                  800                  -
   Sale of Preferred Stock                                                            -                    -            209,500
   Proceeds from Long Term Debt                                                  36,200              114,600            502,235
   Principle payments on long term debt                                        (10,000)                    -           (25,500)
                                                                         --------------        -------------    ---------------
Net Cash Provided By Financing Activities                                        38,950              115,400          1,009,285
                                                                         --------------        -------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents                                  4,206                3,261              4,859
Cash and Cash Equivalents, Beginning of Year                                        653                1,011
                                                                         --------------        -------------    ---------------
Cash and Cash Equivalents, End of Year                                   $        4,859        $       4,272   $          4,859
                                                                         ==============        =============   ================


                        The accompanying notes are an integral part of these financial statements.

                                                             11

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000, AND
                      FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO SEPTEMBER 30, 2001
                                                   (Unaudited)


                                                                                                    Loss Accumulated
                                                               Nine Months         Nine Months         During the
                                                                  Ended               Ended            Development
                                                           September 30, 2001   September 30, 2000       Stage
                                                           ------------------   ------------------  ----------------
Supplemental Information:
Cash Paid For:
Interest                                                                  -                  -       $      8,509
                                                                                                     ============
Income Taxes                                                              -                  -                  -

Noncash Investing and Financing Activities:
Accounts payable and accrued expenses converted to
  capital                                                     $     720,926                          $    720,926
                                                              =============                          ============
Common Stock Issued For Services                              $   3,550,580        $    15,998       $  6,208,043
                                                              =============        ===========       ============
Preferred Stock Issued For Services                                       -                  -       $     10,400
                                                                                                     ============
Common Stock Issued For Dividends                                         -                  -       $     50,234
                                                                                                     ============
Paid-In Capital Through Cancellation of                                                      -
     Preferred Stock                                                      -                          $    380,400
                                                                                                     ============
Common Stock Issued For Debt                                              -                  -       $    115,428
                                                                                                     ============

                   The accompanying notes are an integral part of these financial statements.

                                                       12

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

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

Intangible Assets - Intangible assets represent patents and are recorded at cost in accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." The Company amortizes the intangible assets using the straight-line method over the term of the specific agreements. Continually, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively.

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

On July 19, 2001, the Company signed a purchase order to purchase 1,000 MEDTURFTM appliances over the next 24 months from MB Software Corporation at $450 per unit. The Company agreed to pay $7,250 to MB Software, Inc. within ten days of the date of the purchase order and the letter of intent between Medeway, Inc. ("Medeway") and the Company (also dated July 19, 2001), which represented one-half of the total amount payable for 10 appliances and programming work to be performed, with the balance of $7,250 to be paid upon the delivery of said appliances. The MEDTURF appliance is a combination of a computer appliance and point of sale device, and is designed for physician practices, pharmacies, and home use. The MEDTURF appliance has a proprietary 'touchscreen' application installed. Medeway is the owner of the intellectual property, which is being used by over 4,500 physicians under contract with Medeway and/or its affiliates. The Company plans to install the patent-pending system of Verified Prescription Safeguards, Inc. ("VPS"), the Company's subsidiary which is developing a system for electronically transmitting prescriptions using the Internet. The Company's future minimum purchase commitments over the next twenty-four months are $450,000. As of September 30, 2001, the Company has paid $7,250 to MB Software, Inc.

On August 1, 2001, the Company entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. As of September 30, 2001, no amount has been provided for in these financial statements as no services have been rendered.

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

NOTE 3 - NOTES PAYABLE

Notes payable of the Company are as follows:
                                                           September 30,             December 31,
                                                               2001                     2000
                                                            ----------               ----------
Unsecured notes payable to a related
party $165,500, past due, bearing 12% interest;
$19,000 bearing interest at 10%                             $  184,500               $  165,500

Unsecured promissory notes bearing interest at 10%.
Interest payable annually in either stock or cash,
or both. The lenders may earn bonus distributions
based on the productivity of mining operations.
Due on demand.                                                   6,000                    6,000

Non-interest bearing notes payable to various
parties, secured by guarantees of common
stock. Due on demand.                                          106,900                  116,900

Unsecured, non-interest bearing notes payable
to various parties. Due on demand                              168,400                  151,200
                                                            ----------               ----------
Total                                                          465,800                  439,600
Less related party notes                                      (352,900)                (316,700)
                                                            ----------               ----------
Total notes payable                                            112,900                  122,900
Less current portion                                          (112,900)                (122,900)
                                                            ----------               ----------
Total Long-Term Debt                                        $        -               $        -

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

On June 28, 2001, the Board of Directors of the Company approved a preferred stock dividend for the benefit of the Company's common stockholders. One share of Class A, non-voting, convertible preferred stock, with a face value of $500.00 was issued for every 500 shares of common stock to shareholders of record on July 16, 2001. The preferred stock is convertible into common stock during the thirty-day period immediately following the one-year anniversary of the record date, July 16, 2002. Each share of preferred stock is convertible into common stock with a total value of $500 at the conversion rate of 90% of the average of the closing bid and asking price for the common stock of the Company during the twenty days immediately preceding the specific date the preferred shareholder gives notice to convert. No officers, directors, or holders of fewer than 500 shares, or fraction thereof, were eligible for the preferred stock dividend or conversion. On September 27, 2001, there were 13,169 total preferred shares issued in connection therewith. The fair market value of the preferred stock dividend was determined to be zero because the Company is a development stage company with no significant assets and no cash flows from operating activities since inception. Accordingly, the preferred stock dividend was accounted for by transferring $13,169 from additional paid in capital to preferred stock.

Total Preferred Stock Series A outstanding as of September 30, 2001 was 63,169 shares.

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

On April 2, 2001, the Company canceled 100,000 shares of common stock previously issued for services rendered.

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

In August of 2001, 5,927,713 additional shares were issued representing post-split shares from August 2000 that never got issued.

On August 31, 2001, the Company issued 150,000 shares of common stock at $0.09 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On September 4, 2001, the Company issued 500,000 shares of common stock at $0.08 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On September 6, 2001, the Company issued 500,000 shares of common stock at $0.06 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On September 24, 2001, the Company issued 500,000 shares of common stock at $0.03 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On October 2, 2001, the Company canceled 500,000 shares of common stock.

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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a director and current President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During the nine months ended September 30, 2001, Kentrust loaned the Company an additional $19,000, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on these notes outstanding at September 30, 2001 was $184,500.

Included in accrued expenses at December 31, 2000, is $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998 through December 31, 2000 as President ($300,000) and during the period January 1, 1999 through December 31, 2000 as Chief Financial Officer ($120,000); and Laura G. White, Vice

President for her services provided during the period January 1, 2000 through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999 to December 31, 1999 for her services as Secretary ($60,000). The employment contracts expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid in capital. Additionally, the Company converted accrued expenses of $150,926 to additional paid in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000 to September 30, 2001, from its president. The Company continues to charge $7,637 per month for these incidental expenses, which are reflected as a charge to the statement of operations with an offset to additional paid in capital.

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

NOTE 7 - DISCONTINUED OPERATIONS

In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event. There was no activity during the periods ended September 30, 2001 and 2000.

Loss from discontinued operations for the period from inception of the development stage on January 1, 1994 through September 30, 2001 is as follows:

SALES                                                            $            -

COST OF SALES                                                            33,817
                                                                 --------------

GROSS MARGIN                                                            (33,817)
                                                                 --------------

OPERATING EXPENSES                                                    1,399,405
                                                                 --------------

LOSS FROM OPERATIONS                                                 (1,433,222)
                                                                 --------------

OTHER INCOME (EXPENSE)
  Other income                                                               41
  Interest expense                                                      (40,953)
  Other expense                                                         (30,185)
  Gain on sale of land                                                   30,840
  Loss on disposal of assets                                            (75,667)
  Loss on partnership interests                                      (2,288,841)
                                                                 --------------
     Total Other Income (Expense)                                    (2,404,765)
                                                                 --------------
LOSS BEFORE INCOME TAX EXPENSE                                       (3,837,987)
                                                                 --------------

INCOME TAX EXPENSE                                                            -
                                                                 --------------

LOSS FROM DISCONTINUED OPERATIONS                                $   (3,837,987)
                                                                 ==============

DIVIDEND ON PREFERRED STOCK                                      $      (32,517)
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

         None

Item 6   Exhibits and Reports on Form 8-K

         Reports on Form 8-K:

         On July 31, 2001, the Company filed Form 8-K with the Commission under
         Item 4 Changes in Registrant's Certifying Accountant.

         On August 9, 2001, the Company filed Form 8-K/A with the Commission under Item 4 Changes in Registrant's Certifying Accountant

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

Dated: August 22, 2002