Form 10KSB/A
period 2001-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-08-27
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-KSB/A #1

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
                 ----------------------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2001 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2001 was $1,812,881.

The number of shares outstanding of the issuer's common equity, as of December 31, 2001 was 48,566,620 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Explanatory Note:
-----------------
The Registrant, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-KSB/A, Amendment No. 1, to its Consolidated Financial Statements for the year ended December 31, 2001, for the purpose of the following:

1. Common stock - As of December 31, 2000, the number of shares of common stock outstanding were understated by 6,000,000 shares. The December 31, 2000 10KSB has been amended and this report has been revised for the change.
2. Accrued expenses - Certain amounts included in accounts payable of $82,193 and accrued liabilities of $570,000 at December 31, 2000, and certain amounts included in accounts payable of $22,911 for the quarters ended March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001, have been reclassified as a capital contribution. The quarterly reports for March 31, 2001, June 30, 2001, and September 30, 2001, have been amended and this report has been revised for the change.
3. Preferred stock dividend - This annual report has been revised for the omission of the Series A preferred stock dividend approved on June 28, 2001 for holders of record as of July 16, 2001.
4.       Purchase commitment - The annual report has been revised to disclose in
         Note 3 to the financial statements the purchase commitment dated July 19, 2001, for Medturf appliances with MB Software, Inc., including related consulting agreement dated August 1, 2001, with HEB, LLC entered in connection with the Medturf transaction.

Previously reported loss per share amounts and weighted shares have been revised. There was no effect on previously reported results of operations.

                                TABLE OF CONTENTS

                                     PART I


Item 1.       Description of Business..........................................3

Item 2.       Description of Property..........................................3

Item 3.       Legal Proceedings................................................3

Item 4.       Submission of Matters to a Vote of Security-Holders..............3


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........4

Item 6.       Management's Discussion and Analysis or Plan of Operation........4

Item 7.       Financial Statements.............................................5

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure..............................5

                                    PART III

Item 9.       Directors and Executive Officers.................................6

Item 10.      Executive Compensation...........................................6

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management...................................................7

Item 12.      Certain Relationships and Related Transactions...................7

Item 13.      Exhibits, List and Reports on Form 8-K...........................8

              Signature........................................................8

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

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

                                                         High         Low
                                                       -------      -------
Fiscal 2000:
Quarter Ended March 31, 2000                              (1)          (1)
Quarter Ended June 30, 2000                               (1)          (1)
Quarter Ended September 30, 2000                          (1)          (1)
Quarter Ended December 31, 2000                         $1.25        $0.19

Fiscal 2001:
Quarter Ended March 31, 2001                            $0.33        $0.05
Quarter Ended June 30, 2001                             $0.32        $0.04
Quarter Ended September 30, 2001                        $0.37        $0.03
Quarter Ended December 31, 2001                         $0.07        $0.02

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had $612 in assets and total stockholders deficit of $(762,754) compared with total assets of $4,712 and total stockholders deficit of $(1,259,303) at December 31, 2000. The Company borrowed $5,300 from the President and $51,000 from other sources for general operating expenses. The President and others have been paying the expenses of the Company until the company or its subsidiary can commence business. There is no assurance that the President and others can or will, continue to fund the company and no assurance as to when or if the company or its subsidiary will be able to begin operations.

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

                                              SUMMARY COMPENSATION TABLE

                                             Annual Compensation                            Long Term Compensation
                                                                                        Awards                     Payouts
                                                                Other      -----------------------------  ------------------------
                                                                Annual       Restricted     Securities      LTIP       All Other
                                                             Compensation  Stock Award(s)   Underlying     payouts   Compensation
Name and Principal Position     Year     Salary($)  Bonus($)     ($)          ($)(3)     Options SARs(#)    ($)           ($)
---------------------------     ----    ----------- -------- ------------- ------------- ---------------  ---------  -------------
Frank G. Dickey, Jr.            2001        -          -          -          $1,209,080          -            -           -
President                       2000     $150,000      -          -            $840,000          -            -           -
                                1999     $150,000      -          -              -               -            -           -
Frank G. Dickey, Jr.            2001        -          -          -              -               -            -           -
Chief Financial Officer         2000     $60,000       -          -              -               -            -           -
                                1999     $60,000       -          -              -               -            -           -
James Milliard (1)              2001        -          -          -           $175,000           -            -           -
Vice President                  2000        -          -          -              -               -            -           -
                                1999        -          -          -              -               -            -           -
Laura White (2)                 2001        -          -          -              -               -            -           -
Secretary/V.P. Investor         2000     $90,000       -          -              -               -            -           -
  Relations                     1999     $60,000       -          -              -               -            -           -
-------------------------
(1)      Only been with the company since 2000
(2)      Only been with the company since 1999
(3)      Represents the amount of restricted common stock issued at the fair market value of the shares on the date of issuance.

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2001, regarding the beneficial ownership of capital stock of the Company by: (1) Each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (2) each director of the Company; (3) the President of the Company; and (4) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

Name of Beneficial                  Amount and Nature                  Percent
Owner of Group (1)               of Beneficial Ownership              of Class
-------------------              ------------------------             ---------
Frank G. Dickey, Jr.                    7,946,450                      16.1%

James K. Millard                        1,000,000                       2.0%

Laura G. White                             48,240                        *

James Arch                              1,000,000                       2.0%

Kentrust, Inc.                          5,161,000                      10.48%

All Directors and Executive
Officers as a Group                     9,994,690                      20.3%
(four in number)

* Less than .01%.

(1) The address for each person or entity listed above is 1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502.

As of April 16, 2002, there were 49,266,620 shares of common stock issued and outstanding.

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

                                          EQUITY TECHNOLOGIES & RESOURCES, INC.
                                          (Registrant)

                                          BY:  /s/  Frank G. Dickey, Jr.
                                              ---------------------------------
                                              Frank G. Dickey, Jr., President


Dated: August 22, 2002

                                TABLE OF CONTENTS


Independent Auditors' Report................................................ 2

Independent Auditors' Report................................................ 3

Consolidated Balance Sheet at December 31, 2001............................. 4

Consolidated Statements of Operations for the Years Ended
December 31, 2001 and 2000 and for the Period From Inception
of the Development Stage (January 1, 1994) to December 31, 2001............. 5

Consolidated Statements of Stockholders' Equity (Deficit) for
the Period From Inception of the Development Stage
(January 1, 1994) to December 31, 2001................................... 6-11

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000 and for the Period From Inception
of the Development Stage (January 1, 1994) to December 31, 2001..........12-13

Notes to the Financial Statements....................................... 14-24

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Equity Technologies & Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Equity Technologies & Resources, Inc. and Subsidiary (a Development Stage Company) ("the Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception of the development stage on January 1, 1994 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related consolidated statements of operations, stockholders' equity, and cash flows of the Company from inception of the development stage on January 1, 1994 through December 31, 2000 were audited by other auditors' whose reports expressed an unqualified opinion with a going concern modification on those statements. Our opinion on the consolidated statements of operations, stockholders' equity and cash flows from inception of the development stage on January 1, 1994 through December 31, 2001, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the report of other auditors.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development stage company with recurring losses since its inception on January 1, 1994, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona
April 8, 2002

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Equity Technologies & Resources, Inc. and Subsidiary
(A Development Stage Company)
Lexington, Kentucky

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) for the year ended December 31, 2000 and from inception of the development stage on January 1, 1994 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The related consolidated statements of operations, stockholders' equity, and cash flows of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) from inception of the development stage on January 1, 1994 through December 31, 1995 were audited by other auditors whose report dated July 3, 1996, expressed an unqualified opinion on those statements. Our opinion on the consolidated statements of operations, stockholders equity and cash flows from inception of the development stage on January 1, 1994 through December 31, 2000 insofar as it relates to amounts for prior periods through December 31, 1995 is based solely on the report of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Equity Technologies & Resources, Inc. and Subsidiary (a development stage company) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the year ended December 31, 2000 and from inception of the development stage on January 1, 1994 through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the 2000 consolidated financial statements, (not presented separately herein), the Company had no operations and limited capital which together raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter were also described in Note 7. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2001

                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                  (A Development Stage Company)
                                   CONSOLIDATED BALANCE SHEET
                                        DECEMBER 31, 2001

ASSETS                                                                              2001
                                                                                ------------
Current Assets
   Cash                                                                         $        612
   Prepaid Expenses                                                                        0
                                                                                ------------
Total Current Assets                                                                     612
                                                                                ------------

Total  Assets                                                                   $        612
                                                                                ============

LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts Payable                                                             $     51,754
   Accrued Expenses                                                                  169,962
   Dividends Payable (Note 5)                                                         40,750
   Notes Payable (Note 4)                                                            131,500
   Notes Payable - Related Party (Note 4)                                            369,400
                                                                                ------------
Total Current Liabilities                                                            763,366
                                                                                ------------

Total Liabilities                                                                    763,366

Stockholders' Equity (Deficit)

Preferred Stock, Class A, $1.00 Par Value, 2,000,000 shares   authorized,
    63,169 shares issued and outstanding                                              63,169
Preferred Stock, Class B, $1.00 Par Value, 300,000 shares authorized,
    70,000 shares issued and outstanding                                              70,000
Preferred Stock, Class C, $1.00 Par Value, 100,000 shares authorized, -0-
    shares issued and outstanding                                                          -
Common Stock, Class A, $0.001 Par Value, 99,900,000 shares authorized,
    48,566,620 issued and outstanding                                                 48,567
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized, 100,000
    issued and outstanding                                                             1,000
Additional Paid in Capital                                                        19,583,883
Accumulated Deficit Prior to the Development Stage                                (8,390,740)
Deficit Accumulated During the Development Stage                                 (12,138,633)
                                                                                ------------
Total Stockholders' Equity (Deficit)                                                (762,754)
                                                                                ------------
Total Liabilities and Stockholders' Equity                                      $        612
                                                                                ============


          The accompanying notes are an integral part of these financial statements.

                                              F-4

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND
                                FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT
                                  STAGE (JANUARY 1, 1994) TO DECEMBER 31, 2001

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                          Year Ended       Year Ended        During the
                                                                          December 31,     December 31,      Development
                                                                             2001             2000              Stage
                                                                         ------------     ------------      -------------
Revenues                                                                 $          -     $          -      $           -

General and Administrative Expenses                                         4,474,923        3,168,474          8,057,818
                                                                         ------------     ------------      -------------

Loss From Operations                                                       (4,474,923)      (3,168,474)        (8,057,818)

Other Income (Expense)
   Interest Expense                                                           (73,295)         (44,700)          (148,828)
   Interest Income                                                                  0               59                 59
                                                                         ------------     ------------      -------------
Total Other Income (Expense)                                                  (73,295)         (44,641)          (148,769)
                                                                         ------------     ------------      -------------

Loss From Continuing Operations                                            (4,548,218)      (3,213,115)        (8,206,587)

Loss on Discontinued Operations (Note 7)                                            -                -         (3,837,987)
                                                                         ------------     ------------      -------------


Net Loss Available to Common Stockholders                                $ (4,548,218)    $ (3,213,115)     $ (12,044,574)
                                                                         ============     ============      =============

Dividends on Preferred Stock (Notes 5 and 7)                             $          -     $          -      $     (32,517)
                                                                                                            =============
Basic and Diluted Loss Per Share of Common Stock:
   Loss from Continuing Operations                                        $    (0.17)      $    (1.05)      $       (0.31)
                                                                         ============     ============
   Loss from Discontinued Operations                                                                                (0.14)
                                                                                                            -------------
   Net Loss                                                              $     (.0.17)    $      (1.05)     $       (0.45)
                                                                         ============     ============      =============

Weighted Average Number of Common Shares Outstanding
   Basic and Diluted                                                       26,593,076        3,074,174         26,593,076
                                                                         ============     ============      =============


                      The accompanying notes are an integral part of these financial statements.

                                                         F-5

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001

                                             Preferred     Preferred      Preferred      Preferred        Preferred        Preferred
                                               Stock         Stock          Stock          Stock            Stock            Stock
                                              Class A       Class A        Class B        Class B          Class C          Class C
                                               Shares        Amount         Shares         Amount           Shares           Amount
                                              --------      --------      ---------      ---------         --------        --------
Balance, January 1, 1994                       148,000     $ 148,000         78,500      $  78,500                -        $      -
Preferred Stock Issued for Cash at $1.00
  Per Share                                          -             -        203,500        203,500            6,000           6,000
Preferred Stock Issued for Services at
  $1.00 Per Share                                    -             -          6,200          6,200            4,200           4,200
                                              --------      --------      ---------      ---------         --------        --------
Balance, December 31, 1994, 1995,
  and 1996                                     148,000       148,000        288,200        288,200           10,200          10,200
Shares Converted to Class A Common Stock
                                                     -             -         (5,000)        (5,000)               -               -
Shares Converted to Class A Common Stock
                                                     -             -        (11,000)       (11,000)               -               -
Canceled Shares                                (98,000)      (98,000)      (272,200)      (272,200)         (10,200)        (10,200)
                                              --------      --------      ---------      ---------         --------        --------
Balance, December 31, 1997, 1998,
  and 1999                                      50,000        50,000              -              -                -               -
Shares Issued as Consideration for
  Purchase of Subsidiary (Note 1)                    -             -         40,000         40,000                -               -
                                              --------      --------      ---------      ---------         --------        --------
Balance, December 31, 2000                      50,000        50,000         40,000         40,000                -               -
Preferred Stock Dividend (Note 5)                    -        13,169              -              -                -               -
Shares Issued in Exchange for 300,000
  shares of Growth Fund Partnership, Inc.            -             -         30,000         30,000                -               -
                                              --------      --------      ---------      ---------         --------        --------
Balance, December 31, 2001                      63,169      $ 63,169         70,000         70,000                -               -
                                              ========      ========      =========      =========         ========        ========


                                 The accompanying notes are an integral part of these financial statements.

                                                                  F-6

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                             Common        Common           Common      Common
                                             Stock          Stock           Stock        Stock       Additional
                                            Class A        Class A         Class B      Class B        Paid In       Accumulated
                                             Shares         Amount          Amount      Amount         Capital         Deficit
                                           ----------     ---------        -------     ---------     -----------    -------------
Balance, January 1, 1994                       11,425     $      12        100,000     $   1,000     $11,217,192    $  (8,390,740)
                                           ----------     ---------        -------     ---------     -----------    -------------
Common Stock Issued for Services at
     $135.87 Per Share                            700             1              -             -          95,105                -
Common Stock Issued for Services at
     $499.70 Per Share                             92             -              -             -          45,979                -
Common Stock Issued for Services at
     $553.66 Per Share                             32             -              -             -          17,717               -
Net Loss, Year Ended December 31, 1994              -             -              -             -               -       (3,563,526)
                                           ----------     ---------        -------     ---------     -----------    -------------

Balance December 31, 1994                      12,249            13        100,000         1,000      11,375,993      (11,954,266)
Common Stock Issued for Cash at $34.02
     Per Share                                  5,416             5              -             -         184,295                -
Common Stock Issued for Services at
     $52.50 Per Share                             500             -              -             -          26,250                -
Common Stock Issued for Dividends at
     $553.66 Per Share                             32             -              -             -          17,717          (17,717)
Common Stock Issued for Dividends at
     $548.15 Per Share                             27             -              -             -          14,800          (14,800)
Net Loss, Year Ended December 31, 1995              -             -              -             -               -         (212,633)
                                           ----------     ---------        -------     ---------     -----------    -------------

Balance, December 31, 1995                     18,224            18        100,000         1,000      11,619,055      (12,199,416)
Net Loss, Year Ended December 31, 1996              -             -              -             -               -          (61,828)
                                           ----------     ---------        -------     ---------     -----------    -------------

Balance, December 31, 1996                     18,224            18        100,000         1,000      11,619,055      (12,261,244)
Common Stock Issued in Exchange for
     Preferred Series B Stock at $312.50
     Per Share                                     16             -              -             -           5,000                -
Fractional Shares Issued                            6             -              -             -               1                -
Common Stock Issued for Services at $3.00
     Per Share                                  4,000             4              -             -          11,996                -
Common Stock Issued for Debt at $10.00
     Per Share                                  5,150             5              -             -          51,495                -
Common Stock Issued for Services at $4.95
     Per Share                                 20,590            21              -             -         101,979                -
Common Stock Issued for Services at $3.00
     Per Share                                    400             -              -             -           1,200                -
Common Stock Issued in Exchange for
     Preferred Series B Stock at $343.75
     Per Share                                     32             -              -             -          11,000                -
Capital Contribution-Cancellation of
     shares                                      (168)            -              -             -         388,793                -
Net Loss, Year Ended December 31, 1997              -             -              -             -               -         (115,504)
                                           ----------     ---------        -------     ---------     -----------    -------------

                                 The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                             Common        Common           Common      Common
                                             Stock          Stock           Stock        Stock       Additional
                                            Class A        Class A         Class B      Class B        Paid In       Accumulated
                                             Shares         Amount          Amount      Amount         Capital         Deficit
                                           ----------     ---------        -------     ---------     -----------    -------------
Balance, December 31, 1997                     48,250            48        100,000         1,000      12,190,519      (12,376,748)
Reversal of Cancellation of Common A
  Shares                                        4,280             4              -             -              (4)               -
Common Stock Issued at $3.15 Per Share to
  Repay Note Payable                            1,737             2              -             -           5,468                -
Common Stock Issued to Officer at $3.15
  Per Share for Consulting Services               137             -              -             -             431                -
Common Stock Issued to Officer at $3.15
  Per Share for Consulting Services            22,480            22              -             -          71,132                -
Common Stock Issued to Officer at $3.15
  Per Share for Consulting Services             2,563             3              -             -           8,080                -
Common Stock Issued to Officer to Payoff
  Note Payable for Consulting Services        120,000           120              -             -          58,338                -
Net Loss, Year Ended December 31, 1998              -             -              -             -               -         (150,873)
                                           ----------     ---------        -------     ---------     -----------    -------------
Balance, December 31, 1998                    199,447           199        100,000         1,000      12,333,964      (12,527,621)
Net Loss, Year Ended December 31, 1999              -             -              -             -               -         (178,877)
                                           ----------     ---------        -------     ---------     -----------    -------------
Balance, December 31, 1999                    199,447           199        100,000         1,000      12,333,964      (12,706,498)
Common Stock Issued at $7.00 Per Share
  for Services Rendered                       166,628           168              -             -       1,166,230                -
Common Stock Issued at $0.14 Per Share
  for Services Rendered                       550,000           550              -             -          76,450                -
Common Stock Issued at $0.14 Per Share
  For Services Rendered                     6,000,000         6,000              -             -         834,000                -
Common Stock Canceled                        (120,000)         (120)             -             -         (58,338)         (61,542)
Fractional Shares Issued                          832             -              -             -               -                -
Common Stock Issued for Services at $0.14
  Per Share for Services Rendered             800,000           800              -             -         111,200                -
Common Stock Canceled                        (100,000)         (100)             -             -             100                -
Common Stock Issued for Services at $0.29
  Per Share                                   275,000           275              -             -          79,475                -
Preferred Shares Issued as Consideration
  for Purchase of Subsidiary                        -             -              -             -         (40,000)               -
Common Stock Issued for Cash at $0.25 Per
  Share                                        90,000            90              -             -          22,410                -
Common Stock Issued for Services at $0.375
  Per Share                                   100,000           100              -             -          37,399                -


                               The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                             Common        Common           Common      Common
                                             Stock          Stock           Stock        Stock       Additional
                                            Class A        Class A         Class B      Class B        Paid In       Accumulated
                                             Shares         Amount          Amount      Amount         Capital         Deficit
                                           ----------     ---------        -------     ---------     -----------    -------------
Common Stock Issued for Services at
  $0.375 Per Share                            160,000           160              -             -          59,840                -
Net Loss, Year Ended December 31, 2000              -             -              -             -               -       (3,213,115)
                                           ----------     ---------        -------     ---------     -----------    -------------
Balance, December 31, 2000                  8,121,907         8,122        100,000         1,000      14,622,730      (15,981,155)
Common Stock Issued for Cash at $0.20 Per
  Share, February 23, 2001                      2,500             3              -             -             497                -
Common Stock Issued for Cash at $0.25 Per
  Share, January 5, 2001                       45,000            45              -             -          11,205                -
Common Stock Issued for Services at $0.20
  Per Share, January 4, 2001                  600,000           600              -             -         119,400                -
Common Stock Issued for Services at $0.28
  Per Share, March 6, 2001                    200,000           200              -             -          55,800                -
Common Stock Issued for Services at $0.06
  Per Share, March 23, 2001                   200,000           200              -             -          11,800                -
Common Stock Canceled, March 28, 2001        (100,000)         (100)             -             -             100                -
Correction in Common Stock Issued at $0.20
  Per Share, April 2, 2001                   (100,000)         (100)             -             -         (19,900)               -
Common Stock Issued for Services at $0.05
  Per Share, April 5, 2001                     50,000            50              -             -           2,450                -
Common Stock Issued for Services at $0.10
  Per Share, April 10, 2001                   350,000           350              -             -          34,650                -
Common Stock Issued for Services at $0.05
  Per Share, April 30, 2001                   100,000           100              -             -           4,900                -
Common Stock Issued for 100% Ownership of
  Newly Formed Subsidiary, May 9, 2001
                                            7,200,000         7,200              -             -          (7,200)               -
Common Stock Issued for Services at $0.04
  Per Share, May 11, 2001                     400,000           400              -             -          15,600                -
Common Stock Issued for Services at $0.11
  Per Share, May 15, 2001                     600,000           600              -             -          65,400                -
Common Stock Issued for Services at $0.09
  Per Share, May 21, 2001                     400,000           400              -             -          35,600                -
Common Stock Issued for Services at $0.16
  Per Share, May 31, 2001                     550,000           550              -             -          87,450                -
Common Stock Issued for Services at $0.16
  Per Share, June 18, 2001                    500,000           500              -             -          79,500                -
Common Stock Issued for Services at $0.15
  Per Share, June 20, 2001                  2,150,000         2,150              -             -         320,350                -
Common Stock Issued for Services at $0.17
  Per Share, June 5, 2001                     200,000           200              -             -          33,800                -
Common Stock Issued for Cash at $0.001
  Per Share, July 12, 2001                     10,000            10              -             -             990                -


                               The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                             Common        Common           Common      Common
                                             Stock          Stock           Stock        Stock       Additional
                                            Class A        Class A         Class B      Class B        Paid In       Accumulated
                                             Shares         Amount          Amount      Amount         Capital         Deficit
                                           ----------     ---------        -------     ---------     -----------    -------------
Common Stock Issued for Services at
   $0.24 Per Share, July 12, 2001           2,579,500         2,579              -             -         616,501                -
Common Stock Issued for Services at
   $0.24 Per Share, July 12, 2001           1,800,000         1,800              -             -         430,200                -
Common Stock Issued for Services at
   $0.20 Per Share, July 24, 2001           6,450,000         6,450              -             -       1,283,550                -
Common Stock Issued for Services at
   $0.20 Per Share, July 24, 2001             800,000           800              -             -         159,200                -
Common Stock Issued for Services at
   $0.14 Per Share, August 15, 2001           700,000           700              -             -          97,300                -
Common Stock Issued as Collateral for
   Loans, (August 4, 2000)                  5,927,713         5,928              -             -          (5,928)               -
Common Stock Issued for Services at
   $0.09 Per Share, August 31, 2001           150,000           150              -             -          13,350                -
Common Stock Issued for Services at
   $0.08 Per Share, September 4, 2001         500,000           500              -             -          39,500                -
Common Stock Issued for Services at
   $0.06 Per Share, September 6, 2001         500,000           500              -             -          29,500                -
Common Stock Issued for Services at
   $0.03 Per Share, September 24, 2001        500,000           500              -             -          14,500                -
Common Stock Canceled                      (7,200,000)       (7,200)             -             -           7,200                -
Common Stock Canceled                       (500,000)         (500)              -             -             500                -
Shares Issued in Exchange for 300,000
   Shares of Growth Fund Partnership,Inc.           -             -              -             -         (30,000)               -
Common Stock Issued for Insurance
   Guarantee at $0.03 Per Share,
   October 17, 2001                         2,500,000         2,500              -             -          72,500                -
Common Stock Issued for Services at
   $0.07 Per Share, October 19, 2001          130,000           130              -             -           8,970                -
Common Stock Issued for Collateral on
   Loan at $0.07 Per Share,
   October 19, 2001                         4,800,000         4,800              -             -         331,200                -



                             The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001


                                             Common        Common           Common      Common
                                             Stock          Stock           Stock        Stock       Additional
                                            Class A        Class A         Class B      Class B        Paid In       Accumulated
                                             Shares         Amount          Amount      Amount         Capital         Deficit
                                           ----------     ---------        -------     ---------     -----------    -------------
Common Stock Issued for Services
     Rendered at $0.07 Per Share,
     October 25, 2001                         750,000           750              -             -          51,750                -
Common Stock Issued for Services at
     $0.5 Per Share, November 6, 2001
                                            2,000,000         2,000              -             -          98,000                -
Common Stock Issued for Collateral on
     Loan at $0.03 Per Share, November
     12, 2001                               1,200,000         1,200              -             -          34,800                -
Common Stock Issued for Services
     Rendered at $0.03 Per Share,
     November 12, 2001                      1,500,000         1,500              -             -          43,500                -
Common Stock Issued for Insurance
     Guarantee at $0.03 Per Share,
     November 12, 2001                        500,000           500              -             -          14,500                -
Common Stock Issued for Services at
     $0.06 Per Share, November 19, 2001
                                              200,000           200              -             -          11,800                -
Common Stock Issued for Services at
     $0.04 Per Share, December 12, 2001
                                              600,000           600              -             -          23,400                -
Common Stock Issued for Services at
     $0.04 Per Share, December 19, 2001
                                              200,000           200              -             -           7,800                -
Common Stock Issued for Services at
     $.05 Per Share, December 31, 2001
                                              500,000           500              -             -          24,500                -
Preferred Stock Dividend (Note 5)                                                                        (13,169)
Accounts payable and accrued expenses
     converted to capital                                                                                743,837
Net Loss, Year Ended December 31, 2001              -             -              -             -               -       (4,548,218)
                                           ----------     ---------        -------     ---------     -----------    -------------

Balance, December 31, 2001                 48,566,620     $  48,567        100,000     $   1,000     $19,583,883    $ (20,529,373)
                                           ==========     =========        =======     =========     ===========    =============

Accumulated Deficit:
   Prior to the Development Stage                                                                                   $  (8,390,740)
                                                                                                                    =============

   During the Development Stage                                                                                     $ (12,138,633)
                                                                                                                    =============

                                 The accompanying notes are an integral part of these financial statements.

                                                                    F-11

                              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR THE
                                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                     (JANUARY 1, 1994) TO DECEMBER 31, 2001



                                                                      Year Ended       Year Ended       Loss Accumulated
                                                                     December 31,     December 31,         During the
                                                                         2001             2000          Development Stage
                                                                     -------------    ------------      -----------------
Cash Flows From Operating Activities
Net Loss                                                              $  (4,548,218)   $  (3,213,115)    $ (12,138,633)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
     Common Stock Issued for Services                                     4,288,180        2,372,646         6,945,643
     Preferred Stock Issued for Services                                          -                -            10,400
     Depreciation and Amortization                                                -                -            70,532
     Bad Debt Expense                                                         4,059            7,000           140,299
     Loss on Disposal of Assets and Partnership Interests                         -                -         2,364,508
     Discontinued Operations                                                      -                -           456,078
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                                     -                -            20,921
    Increase (Decrease) in Accounts Payable                                 122,007          659,160           874,185
    Increase (Decrease) in Accrued Expenses                                  59,881           40,410           162,554
                                                                      -------------    -------------     -------------
Total Adjustments                                                         4,474,127        3,079,216        11,045,120
                                                                      -------------    -------------     -------------
Net Cash Flows Used In Operating Activities                                 (74,091)        (133,899)       (1,093,513)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                   -          (11,059)          (11,059)
   Sale of Land                                                                   -                -            (3,201)
   Other                                                                          -                -            64,000
                                                                      -------------    -------------     -------------
Net Cash Flows Provided By (Used in) Investing Activities                         -          (11,059)           49,740

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                             12,750           22,500           323,050
   Sale of Preferred Stock for Cash                                               -                -           209,500
   Proceeds from Long-Term Debt                                              61,300          132,100           527,335
   Principle Payments on Long-Term Debt                                           -          (10,000)          (15,500)
                                                                      -------------    -------------     -------------
Net Cash Flows Provided By Financing Activities                              74,050          144,600         1,044,385
                                                                      -------------    -------------     -------------

Increase (Decrease) in Cash and Cash Equivalents                                (41)            (358)              612
Cash and Cash Equivalents, Beginning of Year                                    653            1,011                 -
                                                                      -------------    -------------     -------------
Cash and Cash Equivalents, End of Year                                $         612    $         653     $         612
                                                                      =============    =============     =============
Cash paid for:
   Interest                                                           $      28,000    $           -     $      36,509
                                                                      =============    =============     =============
   Income Taxes                                                       $           -    $           -     $           -


                                 The accompanying notes are an integral part of these financial statements.

                                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR THE
                                         PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                                             (JANUARY 1, 1994) TO DECEMBER 31, 2001



                                                                      Year Ended       Year Ended       Loss Accumulated
                                                                     December 31,     December 31,         During the
                                                                         2001             2000          Development Stage
                                                                     -------------    ------------      -----------------
Supplemental noncash investing and financing activities:
   Accounts payable and accrued expenses converted to capital
                                                                      $     743,837                -     $     743,837
                                                                      =============                      =============
   Common Stock Issued for Services                                   $   4,288,180    $   2,372,646     $   6,945,643
                                                                      =============    =============     =============
   Preferred Stock Issued for Services                                            -                -     $      10,400
                                                                                                         =============
   Common Stock Issued for Dividends                                              -                -     $      50,234
                                                                                                         =============
   Paid-in Capital Through Cancellation of Preferred Stock                        -                -     $     380,400
                                                                                                         =============
   Common Stock Issued for Debt                                                   -                -     $     115,428
                                                                                                         =============


                           The accompanying notes are an integral part of these financial statements.

                                                               F-13

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

On December 15, 2000, the Company acquired all the issued and outstanding common stock of Verified Prescription Safequards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock. The acquisition of VPS was accounted for as a purchase per Accounting Principles Board No. ("APB") 16. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of Internet prescription drug technology. Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time

In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR"), a Florida corporation, in exchange for 7,200,000 shares of the Company's common stock. ETCR held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR.

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

On July 19, 2001, the Company signed a purchase order to purchase 1,000 MEDTURFTM appliances over the next 24 months from MB Software Corporation at $450 per unit. The Company agreed to pay $7,250 to MB Software, Inc. within ten days of the date of the purchase order and the letter of intent between Medeway, Inc. ("Medeway") and the Company (also dated July 19, 2001), which represented one-half of the total amount payable for 10 appliances and programming work to be performed, with the balance of $7,250 to be paid upon the delivery of said appliances. The MEDTURF appliance is a combination of a computer appliance and point of sale device, and is designed for physician practices, pharmacies, and home use. The MEDTURF appliance has a proprietary 'touchscreen' application installed. Medeway is the owner of the intellectual property, which is being used by over 4,500 physicians under contract with Medeway and/or its affiliates. The Company plans to install the patent-pending system of Verified Prescription Safeguards, Inc. ("VPS"), the Company's subsidiary which is developing a system for electronically transmitting prescriptions using the Internet. The Company's future minimum purchase commitments over the next twenty-four months are $450,000. As of December 31, 2001, the Company has paid $7,250 to MB Software, Inc.

On August 1, 2001, the Company entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. As of December 31, 2001, no amount has been provided for in these financial statements as no services have been rendered.

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

NOTE 4 - NOTES PAYABLE

Notes payable of the Company are as follows at December 31, 2001:

Unsecured notes payable to a related
party, $165,500 past due, bearing interest at
12%;  $41,400 due in one year, bearing 10% interest.             $    206,900

Unsecured promissory notes bearing interest at 10%.
Interest payable annually in either stock or cash,
or both. The lenders may earn bonus distributions based
on the productivity of mining operations. Due on demand.                6,000

Non-interest bearing notes payable to various parties,
secured by guarantees of common stock. Due on demand.                  125,500

Unsecured, non-interest bearing notes payable
to various related parties. Due on demand.                            157,500
                                                                 ------------

Total                                                                 495,900
Less related party notes                                             (364,400)
                                                                 ------------
Total notes payable                                                   131,500
Less current portion                                                 (131,500)
                                                                 ------------
Total Long-Term Debt                                             $          -


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

The cumulative amount of dividends was $1,750 at December 31, 2001. As of December 31, 2001, there were 70,000 shares outstanding.

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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a director and current President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note outstanding at December 31, 2001 was $206,900. Accrued interest on these notes as of December 31, 2001 was $57,176.

Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998 through December 31, 2000 as President ($300,000) and during the period January 1, 1999 through December 31, 2000 as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000 through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999 to December 31, 1999 for her services as Secretary ($60,000). The employment contracts expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid in capital. Additionally, the Company converted accrued expenses of $173,837 to additional paid in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000 to December 31, 2001, from its president. The Company continues to charge $7,637 per month for these incidental expenses, which are reflected as a charge to the statement of operations with an offset to additional paid in capital.

NOTE 7 - DISCONTINUED OPERATIONS

In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event. There was no activity during the years ended December 31, 2001 and 2000. Loss from discontinued operations for the period from inception of the development stage on January 1, 1994 through December 31, 2001 is as follows:

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