Form 10QSB
period 2002-10-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2002-12-26
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended September 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

Commission file number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
             -----------------------------------------------------
             (exact name of registrant as specified in its charter)



          DELAWARE                                           75-2276137
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1050 Chinoe Road, Suite 304
Lexington, Kentucky                                             40502
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (859) 268-4446

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of the Registrant's Common Stock, $0.0001 par value, as of September 30, 2002 was 88,916,620.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002


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


                      EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                                  (A Development Stage Company)

                              UNAUDITED CONSOLIDATED BALANCE SHEET
                                          SEPTEMBER 30, 2002

ASSETS
Current Assets
   Cash                                                                           $      772
                                                                                  ----------
Total current assets                                                                     772

Total Assets                                                                      $      772
                                                                                  ==========

LIABILITIES AND  STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts Payable                                                               $   84,454
   Accrued Expenses                                                                  233,493
   Dividends Payable                                                                  10,500
   Notes Payable                                                                     232,500
   Notes Payable - Related Party                                                     409,646
                                                                                  ----------
Total Current Liabilities                                                            970,593
                                                                                  ----------

Total Liabilities                                                                    970,593

Stockholders' Equity (Deficit)
Preferred Stock, Class A, $0.001 Par Value, 2,000,000 shares   authorized,
    16,027 shares issued and outstanding                                                  16
Preferred Stock, Class B, $0.001 Par Value, 300,000 shares authorized,
    70,000 shares issued and outstanding                                                  70
Preferred Stock, Class C, $0.001 Par Value, 100,000 shares authorized, -0-
    shares issued and outstanding                                                          -
Common Stock, Class A, $0.0001 Par Value, 300,000,000 shares authorized,
    88,916,620 issued and outstanding                                                  8,892
Common Stock, Class B, $0.01 Par Value, 100,000 shares authorized, 100,000
    issued and outstanding                                                             1,000
Additional Paid in Capital                                                        21,617,059
Accumulated Deficit Prior to the Development Stage                                (8,390,740)
Deficit Accumulated During the Development Stage                                 (14,196,140)
                                                                                  ----------
Total Stockholders' Deficit                                                         (969,821)
                                                                                  ----------
Total Liabilities and Stockholders' Equity                                        $      772
                                                                                  ==========


                         See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
      FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                                                          Deficit
                                        Three months   Three months      Nine months     Nine months    Accumulated
                                           Ended           Ended           Ended           Ended        During the
                                          Sept. 30,      Sept. 30,        Sept. 30,       Sept. 30,     Development
                                          2002            2001            2002            2001            Stage
                                       -------------------------------------------------------------------------------
Revenues                               $           -   $          -    $           -   $          -   $           -

General and administrative expenses        1,833,214      2,703,400         1,937,542      3,656,949       9,962,843
                                       -------------    ------------    -------------   ------------   -------------

Loss from operations                      (1,833,214)     (2,703,400)      (1,937,542)    (3,656,949)     (9,962,843)

Other Income (Expense)
   Interest expense                          (78,749)        (11,085)         (90,762)       (30,472)       (239,590)
   Interest income                                 -               -                               -               -
                                       -------------    ------------    -------------   ------------   -------------

Total other income (expense)                 (78,749)        (11,085)         (90,762)       (41,557)       (239,590)
                                       -------------    ------------    -------------   ------------   -------------

Loss from continuing operations           (1,911,873)     (2,714,485)      (2,028,304)    (3,698,506)    (10,202,433)

Loss on discontinued operations                    -               -                -              -      (3,837,987)
                                       -------------    ------------    -------------   ------------   -------------
Net loss available to common
stockholders                           $  (1,911,873)   $ (2,714,485)   $  (2,028,304)  $ (3,698,506)  $ (14,040,420)
                                       =============    ============    =============   ============   =============

Dividends on preferred stock                       -               -                -              -   $     (32,517)
                                                                                                       =============

Basic and diluted loss per share
 of common stock:
   Continuing operations               $       (0.02)   $      (0.11)   $       (0.04)  $      (0.20)
   Discontinued operations                         -               -                -              -
                                       -------------    ------------    -------------   ------------
   Net loss                            $       (0.02)   $      (0.11)   $       (0.04)  $      (0.20)
                                       -------------    ------------    -------------   ------------

Weighted average number of common
 shares outstanding:
   Basic and diluted                      88,916,620      24,068,968       50,294,244     14,444,190
                                       -------------    ------------    -------------   ------------


                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
      FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                                              Deficit
                                                              Nine months     Nine months    Accumulated
                                                                 Ended           Ended       During the
                                                                Sept. 30,       Sept. 30,    Development
                                                                 2002            2001           Stage
                                                             ----------------------------------------------------
Cash Flows From Operating Activities
Net Loss                                                     $  (2,057,507)    $ (3,698,506)    $ (14,196,140)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating
Activities:
     Common Stock Issued for Services                            1,816,000        3,550,580         8,761,643
     Preferred Stock Issued for Services                                 -                -            10,400
     Accrued expenses treated as capital contributions              45,822                             45,822
     Depreciation and Amortization                                       -                -            70,532
     Bad Debt Expense                                                    -                -           140,299
     Loss on Disposal of Assets and Partnership Interests                -                -         2,364,508
     Discontinued Operations                                             -                -           456,078
Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable                            -                -            20,921
    Increase (Decrease) in Accounts Payable                         47,700           71,847           921,885
    Increase (Decrease) in Accrued Expenses                         69,533           41,335           232,085
                                                             -------------     ------------     -------------
Total Adjustments                                                1,933,233        3,663,762        13,024,173
                                                             -------------     ------------     -------------
Net Cash Flows Used In Operating Activities                       (124,274)         (34,744)       (1,171,967)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                          -                -           (11,059)
   Sale of Land                                                          -                -            (3,201)
   Other                                                                 -                -            64,000
                                                             -------------     ------------     -------------
Net Cash Flows Provided By (Used in) Investing Activities                -                -            49,740

Cash Flows From Financing Activities
   Net advances to/from officers                                    40,247                -            40,247
   Sale of Common Stock for Cash                                         -           12,750           328,050
   Sale of Preferred Stock for Cash                                      -                -           209,500
   Proceeds from Long-Term Debt                                     86,000           36,200           608,335
   Less cost of money                                              (19,400)               -           (19,400)
   Principle Payments on Long-Term Debt                                  -          (10,000)          (15,500)
                                                             -------------     ------------     -------------
Net Cash Flows Provided By Financing Activities                    106,847           38,950         1,151,232
                                                             -------------     ------------     -------------

Increase (Decrease) in Cash and Cash Equivalents                     7,705            4,206           (28,233)
Cash and Cash Equivalents, Beginning of period                      10,484              653                 -
                                                             -------------     ------------     -------------
Cash and Cash Equivalents, End of period                     $         772     $      4,859     $         772
                                                             =============     ============     =============
Cash paid for:
   Interest                                                  $      45,346                -     $      81,855
                                                             =============     ============     =============

   Income Taxes                                                          -                -     $           -


                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
      FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1994) TO SEPTEMBER 30, 2002
                                   (Unaudited)




                                                                                                 Deficit
                                                              Nine months       Nine months        Accumulated
                                                                 Ended             Ended           During the
                                                                Sept. 30,         Sept. 30,        Development
                                                                 2002              2001              Stage
                                                          ----------------------------------------------------
Supplemental noncash investing and financing activities:
   Common Stock Issued for Services                           $   1,816,000     $  3,550,580     $   8,761,643
   Payroll liabilities converted to additional paid in capital            -                -     $     570,000
   Accrued expenses treated as capital contributions          $      45,822          720,926     $      45,822
   Accounts payable converted to additional paid in capital               -                -     $     173,837
   Dividends payable converted to additional paid in capital  $      36,250                -     $      36,350
   Preferred Stock Issued for Services                                    -                -     $      10,400
   Common Stock Issued for Dividends                                      -                -     $      50,234
   Paid-in Capital Through Cancellation of Preferred Stock                -                -     $     380,400
   Common Stock Issued for Debt                                           -                -     $     115,428


                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001, on Form 10-KSB, as amended.

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

NOTE 3 - COMMON STOCK

On August 2, 2002, the Company amended its articles of incorporation as follows:

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

During the quarter ended September 30, 2002, the Company issued 1,500,000 restricted shares of Class A common stock for services rendered. The shares were valued at the fair market value of the services received, or $30,000 at the price per share of $0.02.

NOTE 4 - PREFERRED STOCK

On June 28, 2001, the Board of Directors of the Company approved a preferred stock dividend for the benefit of the Company's common stockholders. One share of Class A, non-voting, convertible preferred stock, with a face value of $500.00 was issued for every 500 shares of common stock to shareholders of record on July 16, 2001. The preferred stock is convertible into common stock during the thirty-day period immediately following the one-year anniversary of the record date, July 16, 2002. Each share of preferred stock is convertible into common stock with a total value of $500 at the conversion rate of 90% of the average of the closing bid and asking price for the common stock of the Company during the twenty days immediately preceding the specific date the preferred shareholder gives notice to convert. No officers, directors, or holders of fewer than 500 shares, or fraction thereof, were eligible for the preferred stock dividend or conversion. There were 13,169 total preferred shares issued in connection therewith. The fair market value of the preferred stock dividend was determined to be zero because the Company is a development stage company with no significant assets and no cash flows from operating activities since inception. Accordingly, the preferred stock dividend was accounted for by transferring $13,169 from additional paid in capital to preferred stock. The conversion date for the preferred stock was subsequently extended to September 16, 2002.

NORE 5 -    RELEASE OF FEDERAL TAX LIEN

On September 20, 2002, the Board of Directors of the Company received formal notice of the release of a Federal Tax Lien against a predecessor corporation, Equity AU, Inc., effective April 16, 2002.

NOTE 6 - EARNINGS (LOSS) PER SHARE

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

Plan of Operation.

Equity Technologies & Resources, Inc., is a development stage company and has no current business operations. In December 2000 the Company acquired all of the common stock in Verified Prescription Safeguards, Inc., with the intention of developing an electronic system to provide solutions for the prescription drug and healthcare industry. The Company has a viable business plan and anticipates the opportunities to obtain favorable funding from sources outside its principal shareholders during the next twelve months.

During the next twelve months, the Company expects to complete the development of the Verified Prescription Safeguards, Inc., system and become operational. In the event, however, that the expectations of management do not materialize, within the next twelve months, we may be forced to deal with customary minimal costs involved in the maintenance of corporate franchise and filing reports and reporting obligations under the Securities Exchange Act of 1934. Should this become necessary, the maximum amount of such advances is estimated not to exceed $30,000. These expenses would involve legal and auditing expenses. The expenses of our audit, legal and professional requirements (including expenses in connection with complying with the Securities Exchange Act of 1934) have been and continue to be advanced by our shareholders and management. It is possible that any advances by management may be paid by issuing shares of the Company's common stock. If further funding is required, such auditing services by the independent accountant may not be the subject of deferred compensation.

Financial Conditions and Results of Operations:

At September 30, 2002, the Company had $772 in assets and total stockholders deficit of $969,821 compared with total assets of $612 and total stockholders deficit of $1,501,591 at December 31, 2001. During the nine months ended September 30, 2002, the Company had no operations. General and administrative expenses were $1,937,542 and were primarily attributable to common stock issued for services rendered of $1,816,000. The corporation recorded a net loss as of September 30, 2002, of 2,028,304.

                          PART II -- OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Changes in Securities and use of proceeds

During the quarter ended September 30, 2002, the Company issued 1,500,000 shares of Class A common stock at $0.08 per share for services rendered. The shares issued were valued at the fair market value on the date of issuance. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

Item 3 Defaults Upon Senior Securities

The Company is in default on the following notes: $165,500 due to a related party plus accrued interest of approximately $70,000 and a late charge penalty of $16,550; and $75,000 due to FV Investments, LLC plus accrued interest of approximately $88,719 at September 30, 2002. The note is accruing interest at the default rate of $500 per day.

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



                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)



Dated: December 23, 2002              BY: /s/ James Kemper Millard
                                      ------------------------------
                                      James Kemper Millard, President

                                 CERTIFICATIONS

     I, James Kemper Millard, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of EQUITY TECHNOLOGIES & RESOURCES, INC.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: December 23, 2002

/s/ James Kemper Millard
-------------------------------------
James Kemper Millard
Chief Executive Officer / Chief Financial Officer
(or equivalent thereof)