Form 10QSB/A
period 2002-09-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2003-02-05
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   FORM 10-QSB

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

This 10-QSB/A is being filed to disclose that these financials including those filed in the 10-QSB on December 26, 2002, were not and have not been reviewed by our auditors due to our inability to do so.


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



                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)



Dated: February 4, 2003              BY: /s/ James Kemper Millard
                                      ------------------------------
                                      James Kemper Millard, President

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



Date: February 4, 2003

/s/ James Kemper Millard
-------------------------------------
James Kemper Millard
Chief Executive Officer / Chief Financial Officer
(or equivalent thereof)