Form 10QSB/A
period 2002-09-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2003-10-01
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A #2

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission file number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                     --------------------------------------
             (exact name of registrant as specified in its charter)

          DELAWARE                                           75-2276137
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

325 W. Main Street, Suite 240
Lexington, Kentucky                                             40507
----------------------------------------       ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (859) 268-4446


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


The number of shares of the Registrant's Common Stock, $0.0001 par value, as of September 30, 2002, was 141,393,594.

Explanatory Note:

The Registrant, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, is hereby filing, under the cover of Form 10-QSB/A, Amendment No. 2, to its Consolidated Financial Statements for the quarter ended September 30, 2002, for the purpose of the following:

Net loss for the three and nine months period ended September 30, 2002, has been reduced by $1,651,934 (per share: $0.016) and $471,034 (per share: $0.01), respectively, primarily due to an overstatement of general and administrative expenses for the periods presented and mathematical errors. Total assets were reduced by $236 and total liabilities were increased by $39,242. The net effect on total stockholders' deficiency was an increase of $39,478. Total shares outstanding were increased to 141,393,594 from 88,916,620 primarily as a result of preferred stock Series A conversions and the additional issuance of common stock for services rendered. The following additional notes were added as notes to the financial statements:

Note 7 - Prior period adjustment and interim adjustment

Prior period adjustment - Deficit accumulated during the development stage at the end of 2000 and 2001 has been adjusted to correct an understatement of liabilities of $67,310 for the year ended December 31, 2000 and an overstatement of liabilities of $21,307 for the year ended December 31, 2001. The cumulative net effect of the restatement was $46,003 representing an increase in net loss and liabilities for 2000 by $67,310 and a decrease in net loss and liabilities for 2001 by $21,307 and $10,997, respectively. Beginning accumulated deficit for 2002 has been adjusted for the effects of the restatements on prior years. There was no loss per share or income tax effect.

Interim adjustment - Net loss for the six months ended June 30, 2002, has been adjusted by approximately $800,000 representing the cancellation of 10,000,000 shares of previously issued common stock on June 21, 2002. The shares were valued at the fair market value on the date of issuance and subsequently canceled at the same value. There was no material effect on loss per share or income taxes.

NOTE 8 -  Subsequent events

(a) On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC, ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allows VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH, will license the technologies from each corporation for a nominal fee. Any benefits or revenues derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of a Joint Venture Agreement.

The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of an Assignment and License dated April 23, 2003, from the Company. This Assignment and License was granted with the understanding that VPSH would enter into an agreement with Envoii Healthcare, LLC, a Nevada limited liability company, to undertake the funding and development of the Verified Prescription Safeguards (TM) prescription drug monitoring system and in consideration of payments to be received by the Company. Envoii Healthcare, LLC, owns the exclusive rights in the healthcare channel of trade rights to the EnvoiiTM system.

A Joint Venture Agreement was executed by VPSH and Envoii Healthcare, LLC, wherein Envoii Healthcare, LLC, in conjunction with Envoii, Inc., agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. This Agreement and the Assignment and License were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky.

Under the terms of the Joint Venture Agreement, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real-time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Company receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding.

(b) On July 31, 2003, the Company refinanced its outstanding notes payable and accrued interest due to FV Investments, LLC, a related party, for $300,000, with interest at 12% per annum, commencing August 1, 2003, due and payable on July 31, 2005. Upon default, the interest rate increases to 17% per annum until paid. The note becomes due on demand in the event of a bankruptcy proceeding involving the Company. The note is secured by sufficient shares of the Company's Class A common stock as well as interests in other related entities.

(c) During the third quarter of 2002, a principal officer and director of the Company resigned following an indictment for securities fraud and related charges. The former officer and director subsequently pled guilty to one of the charges. No charges or claims were or have since been made against the Company or its other officers and directors. The Company is of the opinion that this incident will not have any material adverse impact on the Company

(d) On August 15, 2003, a demand was made by Growth Fund Partnership, Inc. for a dividend payment, which the Company did not pay. As of the date of issuance of these financial statements, no other claims for payment have been made.

                     EQUITY TECHNOLOGIES & RESOURCES, INC.

                          (A Development Stage Company)
               FORM 10-QSB/A #2, QUARTER ENDED SEPTEMBER 30, 2002




                                     INDEX


PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

Consolidated Balance Sheet.................................................F-3

Consolidated Statements of Operations......................................F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Interim Financial Statements......................................F-7

Item 2   Management's Discussion and Analysis.............................. 15

Item 3 Controls and Procedures............................................. 18

PART II   OTHER INFORMATION

Item 1 Legal Proceedings................................................... 19

Item 2 Changes in Securities and use of proceeds........................... 19

Item 3 Defaults Upon Senior Securities..................................... 19

Item 4 Submission of Matters to a Vote of Security Holders................. 19

Item 5 Other Information................................................... 19

Item 6 Exhibits and Reports on Form 8-K.................................... 19

Signatures................................................................. 20

PART I    FINANCIAL INFORMATION

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

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     Consolidated Balance Sheet (Unaudited)
                               September 30, 2002

ASSETS
Current Assets
   Cash                                                              $        536
                                                                     -------------
Total Current Assets                                                          536

Total  Assets                                                        $        536
                                                                     =============

LIABILITIES AND  STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Bank note payable                                                $      11,679
   Accounts Payable
                                                                          108,156
   Dividends Payable                                                       12,250
   Notes Payable                                                           56,500
   Notes Payable - Related Party                                          658,841
   Accrued Interest                                                       162,409
                                                                     -------------
Total Current Liabilities                                               1,009,835

Stockholders' Deficiency
Preferred Stock, Class A, $0.001 par value, 2,000,000 shares
    authorized, issued and outstanding, none                                    0
Preferred Stock, Class B, $0.001 par value, 300,000 shares
    authorized, 70,000 shares issued and outstanding                           70
Preferred Stock, Class C, $0.001 par value, 100,000 shares
    authorized, -0- shares issued and outstanding                               0
Common Stock, Class A, $0.0001 par value, 300,000,000 shares
    authorized, 141,393,594 issued and outstanding                         14,140
Common Stock, Class B, $0.01 par value, 100,000 shares
    authorized, 100,000 issued and outstanding                              1,000
Additional Paid-in Capital                                             21,108,137
Accumulated Deficit Prior to the Development Stage                     (8,390,740)
Deficit Accumulated During the Development Stage                      (13,741,906)
                                                                     -------------
Total Stockholders' Deficiency                                         (1,009,299)
                                                                     -------------
Total Liabilities and Stockholders' Deficiency                       $        536
                                                                     =============




                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                Consolidated Statements of Operations (Unaudited)
             For the nine months ended September 30, 2002 and 2001,
           and for the period from inception of the development stage
                     (January 1, 1994) to September 30, 2002


                                                    For the          For the         For the        For the          Loss
                                                  Three months     Three months    Nine months    Nine months    Accumulated
                                                     ended            Ended           ended          ended        During the
                                                 September 30,    September 30,   September 30,  September 30,   Development
                                                      2002            2001            2002            2001          Stage
                                                -------------------------------------------------------------------------------
Revenues                                            $          -   $           -   $           -  $           -  $           -

Expenses
   General and Administrative                            208,208       2,703,400       1,415,123      3,656,949      9,515,424
                                                -------------------------------------------------------------------------------

Loss From Operations                                    (208,208)     (2,703,400)     (1,415,123)    (3,656,949)    (9,515,424)

Other Expense
   Interest Expense                                      (51,731)        (11,085)       (142,147)       (41,557)      (261,919)
                                                -------------------------------------------------------------------------------

Loss From Continuing Operations                         (259,939)     (2,714,485)     (1,557,270)    (3,698,506)    (9,777,343)

Loss on Discontinued Operations                                -               -               -              -     (3,837,987)
                                                -------------------------------------------------------------------------------

Net loss available to common stockholders           $   (259,939)  $  (2,714,485)  $  (1,557,270) $  (3,698,506) $ (13,615,330)
                                                ===============================================================================

Dividends on Preferred Stock                                   -               -               -              -     $   32,517
                                                ===============================================================================

Basic and diluted loss per common share:
   Loss from continuing operations                   $    (0.004)  $       (0.08)  $       (0.03) $       (0.20)    $   (0.90)
   Loss from discontinued operations                           -               -               -              -         (0.36)
                                                -------------------------------------------------------------------------------
                                                     $    (0.004)  $       (0.08)  $       (0.03) $       (0.20)    $   (1.26)
                                                ===============================================================================

Basic weighted average number of common shares
outstanding                                           71,489,325      33,364,372      57,151,194     18,873,377     10,795,549
                                                ===============================================================================











                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)
                     For the nine months ended September 30,
             2002 and 2001, and For the period from inception of the
            development stage (January 1, 1994) to September 30, 2002

                                                                                                                  Deficit
                                                                        Nine Months         Nine Months         Accumulated
                                                                           Ended               Ended             During the
                                                                    September 30, 2002      September 30,       Development
                                                                                                2001                Stage
                                                                    ------------------------------------------------------------
Cash Flows From Operating Activities
   Net Loss                                                             $    (1,557,270)      $   (3,698,506)   $   (13,741,906)
   Adjustments to Reconcile Net Loss to Net Cash
Used
      By Operating Activities
   Common Stock Issued For Services or Collateral on loans                    1,265,000            3,550,580          8,210,643
   Write off Federal Tax Lien and Related Accrued Expenses                      (68,836)                    -           (68,836)
   Preferred Stock Issued For Services                                                -                    -             10,400
   Depreciation and Amortization                                                      -                    -             70,532
   Bad Debt Expense                                                                   -                    -            140,299
   Loss on disposal of assets and partnership interests                               -                    -          2,364,508
   Discontinued Operations                                                            -                    -            456,078
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                      -                    -             20,921
       Increase (Decrease) in Accounts Payable                                   71,403               71,847            945,588
       Increase (Decrease) in Accrued Expenses                                  142,510               41,335            287,064
                                                                    ------------------------------------------------------------
   Total Adjustments                                                          1,410,077            3,663,762         12,437,197
                                                                    ------------------------------------------------------------
Net Cash Used By Operating Activities                                          (147,193)             (34,744)        (1,304,709)

Cash Flows From Investing Activities
   Increase in Notes Receivable                                                       -                    -            (11,059)
   Sale of Land                                                                       -                    -             64,000
   Purchase of Property and Equipment                                                 -                    -             (3,201)
                                                                    ------------------------------------------------------------
Net Cash Flows From Investing Activities                                              -                    -             49,740

Cash Flows From Financing Activities
   Sale of Common Stock for Cash                                                      -               12,750            323,050
   Sale of Preferred Stock                                                            -                    -            209,500
   Proceeds from Long Term Debt                                                 185,622               36,200            787,957
   Principle payments on long term debt                                         (38,505)             (10,000)           (65,002)
                                                                    ------------------------------------------------------------
Net Cash Provided By Financing Activities                                       147,117               38,950          1,255,505
                                                                    ------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                                    (76)               4,206                536
Cash and Cash Equivalents, Beginning of Period                                      612                  653                  -
                                                                    ------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                   $        536         $      4,859        $       536
                                                                    ============================================================





                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)
                     For the nine months ended September 30,
             2002 and 2001, and For the period from inception of the
            development stage (January 1, 1994) to September 30, 2002


                                                                                                        Loss Accumulated
                                                                   Nine Months        Nine Months          During the
                                                                      Ended              Ended            Development
                                                               September 30, 2002    September 30, 2001       Stage
                                                               ---------------------------------------------------------
Supplemental Information:
Cash Paid For:
   Interest                                                       $       62,747      $     35,500       $     106,756
                                                               =========================================================
   Income Taxes                                                                -                 -                   -
                                                               =========================================================

Noncash Investing and Financing Activities:
Accounts payable and accrued expenses converted to capital        $       56,727      $    720,926       $     777,653
                                                               =========================================================
Common Stock Issued For Services or Collateral on loans           $    1,265,000      $     15,998       $   8,210,643
                                                               =========================================================
Preferred Stock Issued For Services                                            -                 -       $      10,400
                                                               =========================================================
Common Stock Issued For Dividends                                              -                 -       $      50,234
                                                               =========================================================
Paid-In Capital Through Cancellation of
     Preferred Stock                                              $       85,000                 -       $     465,400
                                                               =========================================================
Common Stock Issued For Debt                                                   -                 -       $     115,428
                                                               =========================================================






                  See condensed notes to financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB, as amended, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001, on Form 10-KSB, as amended.

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

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for additional funding will be necessary for the Company's development plans. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twelve months the Company has viable plans to continue as a going concern. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding or the success of its future operations. The Company's ability to achieve these objectives cannot be determined at this time. The accompanying financial statements should not be regarded as typical for normal operating periods.

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

The amendment was recorded by the State of Delaware on January 23, 2003. All per share and share information have been retroactively restated to reflect the changes in par value.

On August 2, 2002, the Company issued 7,300,000 shares of common stock valued at $0.03 per share for services rendered as follows: 1,500,000 issued to an unrelated party for international consulting services rendered; 4,000,000 issued to the current President and director for consulting services rendered; and 1,800,000 to a director of the Company for services rendered. The shares were valued at the fair market value on the date of issuance.

During September 2002, the Company issued 72,826,974 shares of common stock for the conversion of 10,197 shares of preferred stock. (See Note 4)

NOTE 4 - PREFERRED STOCK

On June 28, 2001, the Board of Directors of the Company approved a preferred stock dividend for the benefit of the Company's common stockholders. One share of Class A, non-voting, convertible preferred stock, with a face value of $500 was issued for every 500 shares of common stock to shareholders of record on July 16, 2001. The fair market value of the preferred stock dividend was determined to be zero because the Company is a development stage company with no significant assets, no cash flows from operating activities, recurring losses since inception, and net stockholders' deficiency. Accordingly, the preferred stock dividend was accounted for by transferring $17, representing the par value of the Class A preferred stock, to additional paid-in capital.

The preferred stock was convertible into common stock during the thirty-day period immediately following the one-year anniversary of the record date, July 16, 2002. Each share of preferred stock was convertible into common stock with a total value of $500 at the conversion rate of 90% of the average of the closing bid and asking price for the common stock of the Company during the twenty days immediately preceding the specific date the preferred shareholder gives notice to convert. No officers, directors, or holders of fewer than 500 shares, or fraction thereof, were eligible for the preferred stock dividend or conversion.

During the year ended December 31, 2001, there were originally 13,169 total preferred shares issued in connection therewith. Subsequent thereto, the Company issued an additional 4,069 preferred shares that erroneously did not get issued to shareholders of record on July 16, 2001, and canceled 186 preferred shares that were deemed ineligible to be issued by the Company because the holders were either officers, directors or affiliates of the Company.

Total preferred shares converted to common stock were 10,197 or 72,826,974 shares of common stock. (See Note 3). Each share of preferred stock was convertible into 7,142 shares of common stock based on the computed conversion ratio of 90% of the Company's average 20-day market price beginning 20 trading days prior to the conversion date of July 16, 2002. The Company's average market price within this period was $0.08 and therefore the conversion ratio was $0.07. All preferred shareholders had thirty days to convert to common stock and if not converted, the preferred shares expired on August 16, 2002. The holding period was deemed to begin on July 16, 2001. Total forfeited preferred shares were 6,855.

NOTE 5 - RELEASE OF FEDERAL TAX LIEN

On September 20, 2002, the Board of Directors of the Company received formal notice of the release of a Federal Tax Lien against a predecessor corporation, Equity AU, Inc., effective April 12, 2002.

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

NOTE 7 - PRIOR PERIOD ADJUSTMENT AND INTERIM ADJUSTMENT

Prior period adjustment - Deficit accumulated during the development stage at the end of 2000 and 2001 has been adjusted to correct an understatement of liabilities of $67,310 for the year ended December 31, 2000 and an overstatement of liabilities of $21,307 for the year ended December 31, 2001. The cumulative net effect of the restatement was $46,003 representing an increase in net loss and liabilities for 2000 by $67,310 and a decrease in net loss and liabilities for 2001 by $21,307 and $10,997, respectively. Beginning accumulated deficit for 2002 has been adjusted for the effects of the restatements on prior years. There was no loss per share or income tax effect.

Interim adjustment - Net loss for the six months ended June 30, 2002, has been adjusted by approximately $800,000 representing the cancellation of 10,000,000 shares of previously issued common stock on June 21, 2002. The shares were valued at the fair market value on the date of issuance and subsequently canceled at the same value. There was no material effect on loss per share or income taxes.

NOTE 8 - SUBSEQUENT EVENTS

(a) On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC, ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allows VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH, will license the technologies from each corporation for a nominal fee. Any benefits or revenues derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of a Joint Venture Agreement.

The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of an Assignment and License dated April 23, 2003, from the Company. This Assignment and License was granted with the understanding that VPSH would enter into an agreement with Envoii Healthcare, LLC, a Nevada limited liability company, to undertake the funding and development of the Verified Prescription Safeguards (TM) prescription drug monitoring system and in consideration of payments to be received by the Company. Envoii Healthcare, LLC, owns the exclusive rights in the healthcare channel of trade rights to the EnvoiiTM system.

A Joint Venture Agreement was executed by VPSH and Envoii Healthcare, LLC, wherein Envoii Healthcare, LLC, in conjunction with Envoii, Inc., agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. This Agreement and the Assignment and License were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky.

Under the terms of the Joint Venture Agreement, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real-time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Company receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding.

(b) On July 31, 2003, the Company refinanced its outstanding notes payable and accrued interest due to FV Investments, LLC, a related party, for $300,000, with interest at 12% per annum, commencing August 1, 2003, due and payable on July 31, 2005. Upon default, the interest rate increases to 17% per annum until paid. The note becomes due on demand in the event of a bankruptcy proceeding involving the Company. The note is secured by sufficient shares of the Company's Class A common stock as well as interests in other related entities.

(c) During the third quarter of 2002, a principal officer and director of the Company resigned following an indictment for securities fraud and related charges. The former officer and director subsequently pled guilty to one of the charges. No charges or claims were or have since been made against the Company or its other officers and directors. The Company is of the opinion that this incident will not have any material adverse impact on the Company

(d) On August 15, 2003, a demand was made by Growth Fund Partnership, Inc. for a dividend payment, which the Company did not pay. As of the date of issuance of these financial statements, no other claims for payment have been made.

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

Critical accounting policies.

The financial statements were prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and base our estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We currently do not feel we have any critical accounting policies.

Recent accounting pronouncements.

The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

November 2002 - FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

December 2002 - SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

January 2003 - FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

April 2003 - SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.


May 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Company.

Plan of Operation.

Equity Technologies & Resources, Inc., is a development stage company and has no current business operations. In December 2000 the Company acquired all of the common stock in Verified Prescription Safeguards, Inc., with the intention of developing an electronic system to provide solutions for the prescription drug and healthcare industry. The Company has a viable business plan and anticipates the opportunities to obtain favorable funding from sources outside its principal shareholders during the next twelve months. On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC, ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allows VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH, will license the technologies from each corporation for a nominal fee. Any benefits or revenues derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of a Joint Venture Agreement.

The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of an Assignment and License dated April 23, 2003, from the Company. This Assignment and License was granted with the understanding that VPSH would enter into an agreement with Envoii Healthcare, LLC, a Nevada limited liability company, to undertake the funding and development of the Verified Prescription Safeguards (TM) prescription drug monitoring system and in consideration of payments to be received by the Company. Envoii Healthcare, LLC, owns the exclusive rights in the healthcare channel of trade rights to the EnvoiiTM system.

A Joint Venture Agreement was executed by VPSH and Envoii Healthcare, LLC, wherein Envoii Healthcare, LLC, in conjunction with Envoii, Inc., agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. This Agreement and the Assignment and License were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky.

Under the terms of the Joint Venture Agreement, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real-time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Company receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding.

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

Financial Condition and Results of Operations.

At September 30, 2002, the Company had $536 in assets and total stockholders deficit of $1,009,299. During the nine months ended September 30, 2002, the Company had no operations. General and administrative expenses were $1,415,123 and were primarily attributable to common stock issued for services rendered or collateral on loans totaling $1,265,000. The Company recorded a net loss as of September 30, 2002, of $1,557,270. The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees


Item 3. Controls and Procedures

The President, who is also the chief executive officer and the principal financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and use of proceeds

During the quarter ended September 30, 2002, the Company issued 7,300,000 shares of Class A common stock valued at $0.03 per share for services rendered. The shares issued were valued at the fair market value on the date of issuance. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

The Company also issued 72,826,974 shares of Class A common stock as a result of a preferred stock Class A conversion. Total preferred shares converted to common stock were 10,197 or 72,826,974 shares of common stock. Each share of preferred stock was convertible into 7,142 shares of common stock based on the computed conversion ratio of 90% of the Company's average 20-day market price beginning 20 trading days prior to the conversion date of July 16, 2002. The Company's average market price within this period was $0.08 and therefore the conversion ratio was $0.07. All preferred shareholders had thirty days to convert to common stock and if not converted, the preferred shares expired on August 16, 2002. The holding period was deemed to begin on July 16, 2001. Total forfeited preferred shares were 6,855.

Item 3.  Defaults Upon Senior Securities

The Company is in default on the following notes: (1) $206,900 due to a related party plus accrued interest of approximately $76,000 and a late charge penalty of $16,550; (2) $139,003 due to FV Investments, LLC plus accrued interest of approximately $47,000. The note is accruing interest at the default rate of $500 per day; (3) $20,000 plus accrued interest of approximately $8,700 and a late charge penalty of $2,000; (4) $120,000 plus accrued interest of approximately $26,000; (5) $6,000 plus accrued interest of approximately $2,850; and (6) $1,000 plus accrued interest of approximately $435 and a late charge penalty of $100.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During the third quarter of 2002, a principal officer and director of the Company resigned following an indictment for securities fraud and related charges. The former officer and director subsequently pled guilty to one of the charges. No charges or claims were or have since been made against the Company or its other officers and directors. The Company is of the opinion that this incident will not have any material adverse impact on the Company

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit 31 - Section 302 Cerification of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Section 906 Certification of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K. During the quarter ended September 30, 2002, the Company filed on August 27, 2002, an amendment to Form 8-K previously filed on June 12, 2001, under Item 5 Other Events.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)



Date: September 29, 2003

                        /s/ James Kemper Millard
                        ------------------------------------------------------
                        James Kemper Millard, CEO, CFO, President and Director

                        /s/ James Arch
                        ------------------------------------------------------
                        James Arch, Director and Chairman