Form 10KSB
period 2002-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2003-10-01
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required, effective October 7, 1996.)

For the fiscal year ended December 31, 2002

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _____________ to _____________ .

Commission file number 33-20582

                      Equity Technologies & Resources, Inc.
                -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                  75-2276137
---------------------------------             ---------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

325 West Main Street, Suite 240
Lexington, Kentucky                                             40507
---------------------------------             ---------------------------------
   (Address of Principal Executive Offices)               (Zip Code)

             1050 Chinoe Road, Suite 304, Lexington, Kentucky 40502
          ----------------------------------------------------------
           (former Address of Principal Executive Offices) (Zip Code)

                              (859) 268-4446
              ----------------------------------------------
             (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                Class A Common Stock, par value $0.0001 per share
                -----------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the year ended December 31, 2002, were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2002, was $2,721,872.

The number of shares outstanding of the issuer's common equity, as of December 31, 2002 was 143,893,594 shares.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business............................................3

Item 2.    Description of Property............................................4

Item 3.    Legal Proceedings..................................................4

Item 4.    Submission of Matters to a Vote of Security Holders................5


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........5

Item 6.    Management's Discussion and Analysis or Plan of Operation..........6

Item 7.    Financial Statements..............................................10

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure...............................10

PART III

Item 9.    Directors, Executive Officers, Promoters, and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.................39

Item 10.   Executive Compensation............................................39

Item 11.   Security Ownership of Certain Beneficial Owners and Management....40

Item 12.   Certain Relationships and Related Transactions....................41

Item 13.   Exhibits and Reports on Form 8-K..................................41

Item 14.   Controls and Procedures...........................................41

           Signature.........................................................42

PART I

Item 1. Business.

GENERAL

Equity Technologies & Resources, Inc. ("Equity", or "the Company") is a Delaware corporation, the successor to Equity AU, Inc., which was engaged in the exploration and mining of certain minerals in Arkansas. The principal corporate offices are now located at 325 West Main Street, Suite 240, Lexington, Kentucky 40508 and its telephone number is (859) 268-4446. Equity AU, Inc. ceased all mining activity in December 1996. The corporation changed its name to Equity Technologies & Resources, Inc. in 2000 which was an integral part of the change in focus of the Company. In December 2000, Verified Prescription Safeguards, Inc. was acquired by Equity Technologies & Resources, Inc. Verified Prescription Safeguards, Inc., intends to develop an electronic system to provide solutions for the prescription drug and healthcare industry.

HISTORY AND CURRENT ACTIVITY

In February 1995, then Chairman of the Company, James Arch ("Mr. Arch") reached an agreement with a shareholder and investor, Stephen Guarino, to invest significant equity capital into the Company. Mr. Arch thereafter granted full management and financial control to Mr. Guarino. The then current President, Kingman L. Hitz resigned, and all operations were moved to Mena, Arkansas. Director Gail W. Holderman resigned shortly thereafter. Mr. Guarino was appointed with the official title of President in May of 1995, and was also appointed as a Director, along with William Hanlon and Roger Tichenor. Kingman Hitz had not received notice of any meetings, and subsequently resigned as a director in July of 1995. In early 1996, a partnership controlled by Mr. Arch foreclosed on the Company's property and equipment which had been pledged for loans received from the partnership.

In June 1996, Mr. Guarino, Mr. Hanlon, and Mr. Tichenor resigned all of their positions with the Company, and Mr. Arch entered into agreements with Mr. Guarino and Mr. Tichenor to purchase all of the Class A Common shares which had been previously issued to them.

Mr. Arch elected to resume operations at Mena, Arkansas on June 1, 1996. Ore production was commenced in early September 1996. Management determined that the operation could not be profitable and operations were terminated.

In November 1998 Frank G. Dickey, Jr. ("Mr. Dickey") became President of Equity AU, Inc. Unable to find a suitable company for merger or acquisition, the Company changed its name to Equity Technologies & Resources, Inc., and continued to seek a merger or acquisition candidate. In December 2000, Verified Prescription Safeguards, Inc. was acquired. It intends to develop an electronic system to provide solutions for the prescription drug and healthcare industry.

On August 14, 2002, Mr. Dickey resigned as President and CEO and was named Chairman of the Board. He was replaced by James Kemper Millard. In December 2002, Mr. Dickey resigned as Chairman of the Board and was replaced by Mr. Arch.

Government Regulation.

We cannot anticipate the government regulations, if any, to which the Company may be subject until our business operations commence. The use of assets to conduct a business could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Once operations begin, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

The Company is a development stage company and currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission ("Commission").

The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

Item 2. Properties.

The Company's executive offices are located at 325 West Main Street, Suite 240, Lexington, Kentucky 40508. It's telephone number is (859) 268-4446.

Title to certain tracts of land in Polk County, Arkansas are still registered to Equity AU, Inc.

Item 3. Legal Proceedings.

There are no pending legal proceedings in which the Company is involved.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

Item 5. Market for Common Equity & Related Stockholder Matters.

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "ETCR.PK". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2002 and 2001 are as follows:

                                            High         Low

Fiscal 2001:
Quarter Ended March 31, 2001               $0.33        $0.05
Quarter Ended June 30, 2001                $0.32        $0.04
Quarter Ended September 30, 2001           $0.37        $0.03
Quarter Ended December 31, 2001            $0.07        $0.02

Fiscal 2002:
Quarter Ended March 31, 2002               $0.06        $0.02
Quarter Ended June 30, 2002                $0.19        $0.03
Quarter Ended September 30, 2002           $0.09        $0.01
Quarter Ended December 31, 2002            $0.04        $0.01

Fiscal 2003:
Quarter Ended March 31, 2003               $0.14        $0.01


Holders

As of December 31, 2002, there were approximately 1,000 record holders of the Company's Class A common stock representing 143,893,594 shares outstanding. The Board of Directors believes that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding Common Stock is held in broker "street names" for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has paid no cash dividends to date and does not anticipate paying any for the foreseeable future. As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements, and its financial condition as well as other relative factors. Management has followed the policy of retaining any and all earnings to finance the development of its business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

Recent Sales of Unregistered Securities

On November 4, 2002, the Company issued 2,500,000 shares of restricted common stock to FV Investments, Inc. as collateral for loans, which were valued at $50,000 representing the fair market value on the date of issuance. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion & Analysis of Financial Condition & Results of Operations.

Caution concerning forward-looking statements

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

Plan of Operation

The Company's plan of operation for the next twelve months is to secure viable contracts with one or more states to initiate pilot projects to demonstrate the effectiveness of its provisionally-patented prescription drug diversion electronic monitoring system so as to retain the state(s) as ongoing partners in developing a national monitoring system. Equity Technologies & Resources, Inc., is a development stage company and has no current business operations. In December 2000, the Company acquired all of the common stock in Verified Prescription Safeguards, Inc., with the intention of developing an electronic system to provide solutions for the prescription drug and healthcare industry. The Company has a viable business plan and anticipates the opportunities to obtain favorable funding from sources outside its principal shareholders during the next twelve months. On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC, ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allows VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH, will license the technologies from each corporation for a nominal fee. Any benefits or revenues derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of a Joint Venture Agreement.

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

Liquidity and Capital Resources

As of December 31, 2002, the Company had no significant assets and a net stockholder's deficiency. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations as it anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2003. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. There is no assurance that the President and others can or will, continue to fund the company and no assurance as to when or if the company or its subsidiary will be able to begin operations.

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

Recent accounting pronouncements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.






                [Balance of this page intentionally left blank.]

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                       Index to the Financial Statements
--------------------------------------------------------------------------------


Independent Auditors' Report................................................F-2

Consolidated Balance Sheet at December 31, 2002.............................F-3


Consolidated  Statements of  Operations  for the years ended
December 31, 2002 and 2001 and for the period from inception of the  development  stage (January 1, 1994) to December 31,
2002........................................................................F-4

Consolidated Statements of Stockholders'  Deficiency for the
period from inception of the  Development  Stage (January 1,
1994) to December 31, 2002..................................................F-5

Consolidated  Statements  of Cash Flows for the years  ended
December 31, 2002 and 2001 and for the period from inception of the  development  stage (January 1, 1994) to December 31,
2002........................................................................F-11

Notes to the Financial Statements...........................................F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Equity Technologies & Resources, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Equity Technologies & Resources, Inc. and Subsidiary (a Development Stage Company) ("the Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception of the development stage on January 1, 1994 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The related consolidated statements of operations, stockholders' deficiency, and cash flows of the Company from inception of the development stage on January 1, 1994 through December 31, 2000 were audited by other auditors whose reports expressed an unqualified opinion with a going concern explanatory paragraph on those statements. Our opinion on the consolidated statements of operations, stockholders' deficiency and cash flows from inception of the development stage on January 1, 1994 through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002, and the consolidated results of their operations and their cash flows for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development stage company with no revenues and recurring losses since its inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

May 23, 2003, except Note 11, which is
dated as of September 19, 2003

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                December 31, 2002

ASSETS
Current Assets
   Cash                                                                      $           472
                                                                             ----------------

Total current assets                                                                     472
                                                                             ----------------

Total  Assets                                                                $           472
                                                                             ================

LIABILITIES AND  STOCKHOLDERS' DEFICIENCY
Current Liabilities
   Notes payable, bank (Note 3)                                              $        11,679
   Accounts payable and accrued liabilities                                          141,659
   Dividends payable (Note 5)                                                         12,750
   Notes payable (Note 4)                                                             56,500
   Notes payable - related party (Note 4)                                            658,841
   Accrued interest (Note 4)                                                         218,768
                                                                             ----------------
Total current liabilities                                                          1,100,197

Total Liabilities

Commitments and contingencies (Note 3-6, 10)

Stockholders' Deficiency

Preferred Stock, Class A, $0.001 par value, 2,000,000 shares   authorized,
    issued and outstanding, none                                                           0
Preferred Stock, Class B, $0.001 par value, 300,000 shares authorized,
    70,000 shares issued and outstanding                                                  70
Preferred Stock, Class C, $0.001 par value, 100,000 shares authorized,
    issued and outstanding, none                                                           0
Common Stock, Class A, $0.0001 par value, 300,000,000 shares authorized,
    143,893,594 issued and outstanding                                                14,389
Common Stock, Class B, $0.01 par value, 100,000 shares authorized, 100,000
    issued and outstanding                                                             1,000
Additional paid-in capital                                                        21,180,798
Accumulated deficit prior to the development stage                                (8,390,740)
Deficit accumulated during the development stage                                 (13,905,242)
                                                                             ----------------
Total Stockholders' Deficiency                                                    (1,099,725)
                                                                             ----------------
Total Liabilities and Stockholders' Deficiency                               $           472
                                                                             ================


                 The accompanying notes are an integral part of
                          these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Operations
               For the years ended December 31, 2002 and 2001, and
             For the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                                                                                     Deficit
                                                                                                   Accumulated
                                                               Year Ended        Year Ended         During the
                                                            December 31, 2002  December 31, 2001  Development Stage
                                                            ------------------------------------------------------

Revenues                                                    $               -  $               -  $             -

General and administrative expenses                                 1,522,099          4,474,923        9,622,400
                                                            ------------------------------------------------------

Loss from continuing operations                                    (1,522,099)        (4,474,923)      (9,622,400)

Other Income (Expense)
   Interest expense                                                  (198,507)           (51,988)        (318,338)
   Interest income                                                          -                  -               59
                                                            ------------------------------------------------------
Total other income (expense)                                         (198,507)           (51,988)        (318,279)
                                                            ------------------------------------------------------

Loss from continuing operations                                    (1,720,606)        (4,526,911)      (9,940,679)

Loss from discontinued operations (Note 9)                                  -                  -       (3,837,987)
                                                            ------------------------------------------------------

Net loss available to common stockholders                   $      (1,720,606)  $     (4,526,911) $   (13,778,666)
                                                            ======================================================

Dividends on preferred stock (Notes 5)                      $               -   $              -  $       (32,517)
                                                            ======================================================

Basic and diluted loss per share of common stock:
   Loss from continuing operations                          $           (0.02)  $          (0.17) $         (0.65)
   Loss from discontinued operations                                        -                  -            (0.25)
                                                            ------------------------------------------------------
   Net loss                                                 $           (0.02)  $          (0.17) $         (0.90)
                                                            ======================================================

Weighted average number of common shares outstanding
   Basic and diluted                                               78,775,306         26,593,076       15,368,710
                                                            ======================================================





                 The accompanying notes are an integral part of
                          these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficiency
             for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                            Preferred     Preferred     Preferred      Preferred       Preferred       Preferred
                                              Stock         Stock         Stock          Stock           Stock           Stock
                                             Class A       Class A       Class B        Class B         Class C         Class C
                                              Shares       Amount         Shares         Amount         Shares           Amount
                                           ----------------------------------------------------------------------------------------

Balance, January 1, 1994                      148,000     $    148        78,500     $       78               -        $        -

Preferred stock issued for cash at $1.00
     per share                                      -            -       203,500            204           6,000                 6
Preferred stock issued for services at
     $1.00 per share                                -            -         6,200              6           4,200                 4
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1994, 1995, and 1996    148,000          148       288,200            288          10,200                10

Shares converted to Class A common stock            -            -        (5,000)            (5)              -                 -
Shares converted to Class A common stock            -            -       (11,000)           (11)              -                 -
Canceled shares                               (98,000)         (98)     (272,200)          (272)        (10,200)              (10)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1997, 1998, and 1999     50,000           50             -              -               -                 -

Shares issued as consideration for
     purchase of subsidiary, December 15,
     2000 (Note 1)                                  -            -        40,000             40               -                 -
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2000                     50,000           50        40,000             40               -                 -

Preferred stock dividend, July 16, 2001
     (Note 5)                                  13,169           13             -              -               -                 -
Shares issued in exchange for 300,000
     shares of Growth Fund Partnership,
     Inc., June 2001 (Note 5)                       -            -        30,000             30               -                 -
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2001                     63,169           63        70,000             70               -                 -

Cancellation of Series A Preferred            (50,000)         (50)            -              -               -                 -
Additional preferred stock dividend (Note 5)    4,069            4             -              -               -                 -
Cancellation of preferred shares deemed
     ineligible - held by affiliates
     (Note 5)                                    (186)           -             -              -               -                 -
Preferred stock converted to Class A
     common stock (Note 5)                    (10,197)         (10)            -              -               -                 -
Preferred stock forfeitures (Note 5)           (6,855)          (7)            -              -               -                 -
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2002                          -            -        70,000      $      70               -                 -
                                           ========================================================================================




                 The accompanying notes are an integral part of
                          these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficiency
             for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002


                                            Common Stock  Common Stock  Common Stock   Common Stock    Additional
                                               Class A       Class A       Class B       Class B         Paid-in       Accumulated
                                               Shares        Amount        Shares         Amount         Capital         Deficit
                                            ---------------------------------------------------------------------------------------

Balance, January 1, 1994                          11,425  $         1        100,000   $     1,000   $  11,217,203   $  (8,390,740)

Common stock issued for services at $135.87
     per share                                       700            -              -             -          95,106               -
Common stock issued for services at $499.70
     per share                                        92            -              -             -          45,979               -
Common stock issued for services at $553.66
     per share                                        32            -              -             -          17,717               -
Net loss, year ended December 31, 1994                 -            -              -             -               -      (3,563,526)
                                            ---------------------------------------------------------------------------------------
Balance December 31, 1994                         12,249            1        100,000         1,000      11,376,005     (11,954,266)
Common stock issued for cash at $34.02 per
     share                                         5,416            1              -             -         184,299               -
Common stock issued for services at $52.50
     per share                                       500            -              -             -          26,250               -
Common stock issued for dividends at $553.66
     per share                                        32            -              -             -          17,717         (17,717)
Common stock issued for dividends at $548.15
     per share                                        27            -              -             -          14,800         (14,800)
Net loss, year ended December 31, 1995                 -            -              -             -               -        (212,633)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1995                        18,224            2        100,000         1,000      11,619,071     (12,199,416)

Net loss, year ended December 31, 1996                 -            -              -             -               -         (61,828)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1996                        18,224            2        100,000         1,000      11,619,071     (12,261,244)

Common stock issued in exchange for
     preferred series B stock at $312.50 per
     share                                            16            -              -             -           5,000               -
Fractional shares issued                               6            -              -             -               1               -
Common stock issued for services at $3.00
     per share                                     4,000            -              -             -          12,000               -
Common stock issued for debt at $10.00 per
     share                                         5,150            1              -             -          51,499               -
Common stock issued for services at $4.95
     per share                                    20,590            2              -             -         101,998               -
Common stock issued for services at $3.00
     per share                                       400            -              -             -           1,200               -
Common stock issued in exchange for
     preferred series B stock at $343.75 per
     share                                            32            -              -             -          11,000               -
Capital contribution-cancellation of shares         (168)           -              -             -         388,793               -
Net loss, year ended December 31, 1997                 -            -              -             -               -        (115,504)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1997                        48,250            5        100,000         1,000      12,190,562     (12,376,748)

Reversal of cancellation of common A shares
                                                   4,280            -              -             -               -               -
Common stock issued at $3.15 per share to
     repay note payable                            1,737            -              -             -           5,470               -
Common stock issued to officer at $3.15 per
     share for consulting services                   137            -              -             -             431               -

                   The accompanying notes are an integral part
                         of these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficiency
             for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                            Common Stock  Common Stock  Common Stock   Common Stock    Additional
                                               Class A       Class A       Class B       Class B         Paid-in       Accumulated
                                               Shares        Amount        Shares         Amount         Capital         Deficit
                                            --------------------------------------------------------------------------------------

Common stock issued to officer at $3.15 per
     share for consulting services                  22,480             2            -             -         71,152               -
Common stock issued to officer at $3.15 per
     share for consulting services                   2,563             -            -             -          8,083               -
Common stock issued to officer to payoff note
     payable for consulting services               120,000            12            -             -         58,446               -
Net loss, year ended December 31, 1998                   -             -            -             -                       (150,873)
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1998                         199,447            19      100,000         1,000     12,334,144     (12,527,621)
Net loss, year ended December 31, 1999                   -             -            -             -              -        (178,877)
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1999                         199,447            19      100,000         1,000     12,334,144     (12,706,498)

Common stock issued at $7.00 per share for
     services rendered, June 2000                  166,628            17            -             -      1,166,381               -
Common stock issued at $0.14 per share for
     services rendered, August 2000              1,350,000           135            -             -        188,865               -
Common stock issued at $0.14 per share for
     services rendered, August 7, 2000           6,000,000           600            -             -        839,400               -
Common stock canceled, August 2000                (120,000)          (12)           -             -        (58,446)        (61,542)
Fractional shares issued                               832             -            -             -              -               -
Common stock canceled                             (100,000)          (10)           -             -             10               -
Preferred shares issued as consideration for
     purchase of subsidiary, (Note 1)                    -             -            -             -            (40)              -
Common stock issued for cash at $0.25 per
     share, November 2000                           90,000             9            -             -         22,491               -
Common stock issued for services at $0.29 per
     share, December 2000                          275,000            28            -             -         79,722               -
Common stock issued for services at $0.375
     per share, December 2000                      100,000            10            -             -         37,489               -
Common stock issued for services at $0.375
     per share, December 2000                      160,000            16            -             -         59,984               -
Net loss, year ended December 31, 2000,
     restated (Note 10)                                  -             -            -             -              -      (3,280,425)
                                            --------------------------------------------------------------------------------------
Balance, December 31, 2000, restated             8,121,907           812      100,000         1,000     14,670,000     (16,048,465)

Common stock issued for services at $0.20 per
     share, January 4, 2001                        600,000            60            -             -        119,940               -
Common stock issued for cash at $0.25 per
     share, January 5, 2001                         45,000             4            -             -         11,246               -
Common stock issued for cash at $0.20 per
     share, February 23, 2001                        2,500             -            -             -            500               -
Common stock issued for services at $0.28 per
     share, March 6, 2001                          200,000            20            -             -         55,980               -
Common stock issued for services at $0.06 per
     share, March 23, 2001                         200,000            20            -             -         11,980               -
Common stock canceled, March 28, 2001             (100,000)          (10)           -             -             10               -

                 The accompanying notes are an integral part of
                          these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficiency
             for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                                Common Stock  Common Stock   Common Stock  Common Stock    Additional
                                                   Class A       Class A       Class B        Class B       Paid-in     Accumulated
                                                   Shares        Amount         Shares        Amount        Capital       Deficit
                                                ----------------------------------------------------------------------------------
Correction in common stock issued at $0.20 per
     share, April 2, 2001                           (100,000)          (10)            -             -       (19,990)           -
Common stock issued for services at $0.05 per
     share, April 5, 2001                              50,000             5            -             -          2,495           -
Common stock issued for services at $0.10 per
     share, April 10, 2001                            350,000            35            -             -         34,965           -
Common stock issued for services at $0.05 per
     share, April 30, 2001                            100,000            10            -             -          4,990           -
Common stock issued for 100% ownership of
     newly formed subsidiary, May 9, 2001           7,200,000           720            -             -          (720)           -
Common stock issued for services at $0.04 per
     share, May 11, 2001                              400,000            40            -             -         15,960           -
Common stock issued for services at $0.11 per
     share, May 15, 2001                              600,000            60            -             -         65,940           -
Common stock issued for services at $0.09 per
     share, May 21, 2001                              400,000            40            -             -         35,960           -
Common stock issued for services at $0.16 per
     share, May 31, 2001                              550,000            55            -             -         87,945           -
Common stock issued for services at $0.17 per
     share, June 5, 2001                              200,000            20            -             -         33,980           -
Common stock issued for services at $0.16 per
     share, June 18, 2001                             500,000            50            -             -         79,950           -
Common stock issued for services at $0.15 per
     share, June 20, 2001                           2,150,000           215            -             -        322,285           -
Common stock issued for cash at $0.001 per
     share, July 12, 2001                              10,000             1            -             -            999           -
Common stock issued for services at $0.24 per
     share, July 12, 2001                           4,379,500           438            -             -      1,050,642           -
Common stock issued for services at $0.20 per
     share, July 24, 2001                           6,450,000           645            -             -      1,289,355           -
Common stock issued for services at $0.20 per
     share, July 24, 2001                             800,000            80            -             -        159,920           -
Common stock issued for services at $0.14 per
     share, August 15, 2001                           700,000            70            -             -         97,930           -
Common stock issued as collateral for loans,
     (August 4, 2000)                               5,927,713           593            -             -          (593)           -
Common stock issued for services at $0.09 per
     share, August 31, 2001                           150,000            15            -             -         13,485           -
Common stock issued for services at $0.08 per
     share, September 4, 2001                         500,000            50            -             -         39,950           -
Common stock issued for services at $0.06 per
     share, September 6, 2001                         500,000            50            -             -         29,950           -

                 The accompanying notes are an integral part of
                          these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficiency
             for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                                Common Stock  Common Stock   Common Stock  Common Stock    Additional
                                                   Class A       Class A       Class B        Class B       Paid-in     Accumulated
                                                   Shares        Amount         Shares        Amount        Capital       Deficit
                                                ----------------------------------------------------------------------------------

Common stock issued for services at $0.03
     per share, September 24, 2001                  500,000            50             -              -          14,950           -
Common stock canceled                           (7,200,000)          (720)            -              -             720           -
Common stock canceled                             (500,000)           (50)            -              -              50           -
Shares issued in exchange for 300,000
     shares of Growth Fund Partnership,
     Inc., June 2001                                     -              -             -              -            (30)           -
Common stock issued for insurance
     guarantee at $0.03 per share, October
     17, 2001                                    2,500,000            250             -              -          74,750           -
Common stock issued for services at $0.07
     per share, October 19, 2001                   130,000             13             -              -           9,087           -
Common stock issued for collateral on loan
     at $0.07 per share, October 19, 2001
                                                 4,800,000            480             -              -         335,520           -
Common stock issued for services rendered
     at $0.07 per share, October 25, 2001
                                                   750,000             75             -              -          52,425           -
Common stock issued for collateral on
     loans at $0.5 per share, November 6,
     2001                                        2,000,000            200             -              -          99,800           -
Common stock issued for collateral on loan
     at $0.03 per share, November 12, 2001
                                                 1,200,000            120             -              -          35,880           -
Common stock issued for services rendered
     at $0.03 per share, November 12, 2001
                                                 1,500,000            150             -              -          44,850           -
Common stock issued for insurance
     guarantee at $0.03 per share,
     November 12, 2001                             500,000             50             -              -          14,950           -
Common stock issued for services at $0.06
     per share, November 19, 2001                  200,000             20             -              -          11,980           -
Common stock issued for services at $0.04
     per share, December 12, 2001                  600,000             60             -              -          23,940           -
Common stock issued for services at $0.04
     per share, December 19, 2001                  200,000             20             -              -           7,980           -
Common stock issued for services at $0.05
     per share, December 31, 2001                  500,000             50             -              -          24,950           -
Preferred stock dividend (Note 5)                        -              -             -              -            (13)           -
Accounts payable and accrued expenses
     converted to capital                                -              -             -              -         743,837           -
Net loss, year ended December 31, 2001,
     restated (Note 10)                                  -              -             -              -               -  (4,526,911)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 2001, restated            48,566,620          4,856       100,000          1,000      19,710,680 (20,575,376)

                   The accompanying notes are an integral part
                         of these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficiency
             for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                                Common Stock  Common Stock   Common Stock  Common Stock    Additional
                                                   Class A       Class A       Class B        Class B       Paid-in     Accumulated
                                                   Shares        Amount         Shares        Amount        Capital       Deficit
                                                ----------------------------------------------------------------------------------
Additional preferred stock dividend (Note
     5)                                                  -             -             -              -             (4)            -
Common stock issued for consulting
     services rendered at $0.04 per
     share, January 2, 2002                        500,000            50             -              -          19,950            -
Common stock issued for financial
     consulting services rendered at
     $0.03 per share, February 24, 2002           200,000             20             -              -           5,980            -
Common stock issued for collateral on
     loans at $0.08 per share, June 21,
     2002                                       14,000,000         1,400             -              -       1,118,600            -
Cancellation of previously issued common
     stock in 2001 for collateral on
     loans, June 27, 2002                       (2,000,000)         (200)            -              -         (99,800)           -
Common stock issued for consulting
     services rendered at $0.03 per
     share, August 2, 2002                       7,300,000           730             -              -         218,270            -
Preferred stock conversion in September
     2002, for holders of record, July
     16, 2001 (Note 5)                          72,826,974         7,283             -              -          (7,273)           -
Common stock issued for collateral on
     loans at $0.02 per share, November
     4, 2002                                     2,500,000           250             -              -          49,750            -
Cancellation of Series A preferred shares
     and related dividends payable                       -             -             -              -          85,000            -
Preferred stock forfeitures (Note 5)                     -             -             -              -               7            -
Accrued expenses converted to capital                    -             -             -              -          79,638            -
Net loss, year ended December 31, 2002                   -             -             -              -               -   (1,720,606)
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 2002                     143,893,594     $  14,389       100,000     $    1,000    $ 21,180,798 $(22,295,982)
                                           ========================================================================================

Accumulated deficit:
   Prior to the development stage                                                                                     $ (8,390,740)
                                                                                                                      =============
   During the development stage                                                                                       $(13,905,242)
                                                                                                                      =============








                 The accompanying notes are an integral part of
                          these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                For the years ended December 31, 2002 and 2001,
           and for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                                                                                          Deficit
                                                                                                          Accumulated
                                                                      Year Ended       Year Ended         During the
                                                                   December 31, 2002  December 31, 2001 Development Stage
                                                                   -----------------  ----------------- ------------------
Cash flows from operating activities
Net loss                                                           $     (1,720,606)  $     (4,526,911) $     (13,905,242)
Adjustments to reconcile net loss to net cash used in operating activities:
     Common stock issued for services or collateral on loans              1,315,000          4,288,180          8,260,643
     Write off federal tax lien and related accrued expenses                (68,836)                 -            (68,836)
     Preferred stock issued for services                                          -                  -             10,400
     Depreciation and amortization                                                -                  -             70,532
     Bad debt expense                                                             -              4,059            140,299
     Loss on disposal of assets and partnership interests                         -                  -          2,364,508
     Discontinued operations                                                      -                  -            456,078
Changes in assets and liabilities
   (Increase) decrease in accounts receivable                                     -                  -             20,921
    Increase (decrease) in accounts payable                                 104,905            122,007            979,090
    Increase (decrease) in accrued expenses                                 222,280             49,571            366,834
                                                                   -------------------------------------------------------
Total adjustments                                                         1,573,349          4,463,817         12,600,469
                                                                   -------------------------------------------------------
Net cash flows used in operating activities                                (147,257)           (63,094)        (1,304,773)

Cash flows from investing activities
   Increase in notes receivable                                                   -                  -            (11,059)
   Sale of land                                                                   -                  -             (3,201)
   Other                                                                          -                  -             64,000
                                                                   -------------------------------------------------------
Net cash flows provided by (used in) investing activities                         -                  -             49,740

Cash flows from financing activities
   Sale of common stock for cash                                                  -             12,750            323,050
   Sale of preferred stock for cash                                               -                  -            209,500
   Proceeds from notes payable                                              185,622             61,300            787,957
   Principal payments on notes payable                                      (38,505)           (10,997)           (65,002)
                                                                   -------------------------------------------------------
Net cash flows provided by financing activities                             147,117             63,053          1,255,505
                                                                   -------------------------------------------------------

Increase (decrease) in cash and cash equivalents                               (140)              (41)               472
Cash and cash equivalents, beginning of period                                  612               653                  -
                                                                   -------------------------------------------------------
Cash and cash equivalents, end of period                           $            472   $           612   $            472
                                                                   =======================================================

Cash paid for:
   Interest                                                        $         62,747   $        35,000   $        106,756
                                                                   =======================================================
   Income taxes                                                    $              -   $             -   $              -
                                                                   =======================================================

                     The accompanying notes are an integral
                       part of these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                For the years ended December 31, 2002 and 2001,
           and for the period from inception of the development stage
                     (January 1, 1994) to December 31, 2002

                                                                                                          Deficit
                                                                                                          Accumulated
                                                                      Year Ended       Year Ended         During the
                                                                   December 31, 2002  December 31, 2001 Development Stage
                                                                   -----------------  ----------------- ------------------
Supplemental noncash investing and financing activities:
   Accounts payable and accrued expenses converted to capital
                                                                   $         79,638   $        743,837  $        823,475
                                                                   =======================================================
   Common stock issued for services or collateral on loans         $      1,315,000   $      4,288,180  $      8,260,643
                                                                   =======================================================
   Preferred stock issued for services                                            -                  -  $         10,400
                                                                   =======================================================
   Common stock issued for dividends                                              -                  -  $         50,234
                                                                   =======================================================
   Paid-in capital through cancellation of preferred stock and
         related dividends payable                                 $         85,000                  -  $        465,400
                                                                   =======================================================
   Common stock issued for debt                                                   -                  -  $        115,428
                                                                   =======================================================









                     The accompanying notes are an integral
                      part of these financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        Notes to the Financial Statements
                                December 31, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. Collectively, they are referred to herein as "the Company."

Organization and Nature of Operations.

Organization - The Company was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lynn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.

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

On February 19, 1992, the Company authorized 99,900,000 shares of Class A common shares with a par value of $0.001 per share and 100,000 shares of Class B common shares with a par value of $0.01 per share.

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

In January 2000, the Company elected to change its official name from Equity AU, Inc. to Equity Technologies & Resources, Inc.

On August 2, 2002, the Company amended its articles of incorporation to change the authorized capital stock of the Company. The aggregate number of Class A common shares authorized for issuance is 300,000,000 shares with a par value of $0.0001; the aggregate number of Class B common shares authorized for issuance is 100,000 with a par value of $0.01; the aggregate number of Class A preferred shares authorized for issuance is 2,000,000 with a par value of $0.001; the aggregate number of Class B preferred shares authorized for issuance is 300,000 shares with a par value of $0.001; and the aggregate number of Class C preferred shares authorized for issuance is 100,000 shares with a par value of $0.001

The amendment was recorded by the State of Delaware on January 23, 2003. All per share and share information have been retroactively restated to reflect the changes in par value.

Nature of operations - The Company was originally engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, acquire mineral claims, rights, facilities and equipment and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. The Company has had no significant operations since August 1993 and entered the development stage on January 1, 1994. During September 1996, the Company resumed operations and again suspended operations in December 1996. As a result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage as per SFAS No. 7. (See Note 2.)

On December 15, 2000, the Company acquired all of the issued and outstanding common stock of Verified Prescription Safequards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock (Note 5). The acquisition of VPS was accounted for as a purchase per Accounting Principles Board No. ("APB") 16. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of Internet prescription drug technology. (See Note 11.) Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time.

In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR M&A"), a Florida corporation, in exchange for 7,200,000 shares of the Company's common stock. ETCR M&A held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR M&A.

The Company is currently engaged in the development and marketing of Internet prescription drug technology.

Summary of Significant Accounting Policies.

Accounting method - The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

Principles of consolidation - The accompanying consolidated financial statements include those of Equity Technologies & Resources, Inc. and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). All intercompany accounts and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates. Cash and cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2002, there were no cash equivalents.

Concentration of credit risk - The Company maintains cash balances at financial institutions that are insured by the FDIC up to $100,000.

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

Earnings per share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic loss per share are not included in the computation of diluted loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

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

NOTE 3 - NOTES PAYABLE, BANK

Notes payable, bank at December 31, 2002 totaling $11,679 represents a note due to First Security Bank of Lexington, Kentucky, between the Company, James Millard (current President) and Frank Dickey, Jr. (former President), bearing interest at 5.75% per annum, maturing on February 13, 2004, with principal and interest due at maturity.

NOTE 4 - NOTES PAYABLE

Notes  payable of the Company are as follows at December 31,
2002: Unsecured notes payable to a related party,  $165,500, past due, bearing interest at 12%, with a late fee of 10% of the  principle  due;  $41,400  due in one year,  bearing 10%
interest.                                                          $    206,900

Unsecured  notes payable to a related party dated August 28,
2000,  past due,  bearing  interest at 12% per annum through
February 28, 2002,  and at $500 per day  thereafter.  Due on demand and  personally  guaranteed by the former  officer of
the Company. (See Note 11 (b))                                          139,003

Unsecured  notes  payable to a related party dated August 1,
2000, past due, bearing interest at 10% per annum.                      120,000

Unsecured,  non-interest  bearing  notes  payable to various
related parties. Due on demand.                                         192,938

Unsecured  notes payable dated  December 4, 1999,  past due, bearing  interest at 12% per annum  (default rate of 18% per
annum), with a late fee of 10% of the principal due.                     20,000

Non-interest  bearing  notes  payable  to  various  parties,
secured by guarantees of common stock. Due on demand.                    30,500

Unsecured promissory note bearing interest at 10%, past due.
Interest payable annually in either stock or cash, or both.               6,000
                                                                  --------------

Total                                                                    715,341
Less related party amounts                                             (658,841)
                                                                  --------------
Total notes payable                                               $      56,500
                                                                  ==============


Substantially all of the Company's notes are in default. Accrued interest on the above notes at December 31, 2002 was $218,768, of which $205,688 represents related party accrued interest.

NOTE 5 - CAPITAL STOCK

Preferred Stock - Class A
The Company is authorized to issue 2,000,000 shares of non-voting preferred shares, at a par value of $0.001 per share. These shares accrue a 10% dividend annually. These preferred shares are convertible into Class A common stock at a conversion rate of 5.5 common shares for each preferred share. During 2002, the Company canceled 50,000 shares of issued and outstanding common stock held by affiliates of the Company, and the related cumulative dividends payable of $35,000. The amounts were credited to additional paid-in capital for $85,000. Dividends paid during 1995 amounted to $17,717 for 1993 and $14,800 for 1994. No dividends have been paid since 1995.

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

Total  preferred  shares  converted  to common  stock were 10,197 or  72,826,974 shares of common stock. (See Note 5 caption "Common Stock - Class A"). Each share of preferred stock was convertible into 7,142 shares of common stock based on the computed conversion ratio of 90% of the Company's average 20-day market price beginning 20 trading days prior to the conversion date of July 16, 2002. The Company's average market price within this period was $0.08 and therefore the conversion ratio was $0.07. All preferred shareholders had thirty days to convert to common stock and if not converted, the preferred shares expired on August 16, 2002. The holding period was deemed to begin on July 16, 2001. Total forfeited preferred shares were 6,855.

Preferred Stock - Class B

The company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $0.001 per share and as of December 31, 2002, there were 70,000 shares outstanding that were issued as follows:

(1) In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all of the outstanding shares of Verified Prescription Safeguards, Inc. (Note 1) These preferred shares are not convertible into shares of common stock. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $8,000 at December 31, 2002.

(2) In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. ("Growth Fund") common stock. The Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003 in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. Additionally, in the event the Company uses the common stock of Growth Fund to anchor or establish a credit facility in its favor, the Company agrees to pay Growth Fund one-half of the cash dividend referred to above, or one percent of the value of the Class B Preferred Stock at closing of the credit facility, notice of which shall be given by the Company to Growth fund at least ten days prior thereto. The acquisition was recorded at $0. The cumulative amount of dividends was $4,750 at December 31, 2002. (See
     Note 11 (d))

Preferred Stock - Class C

The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $1.00 per share. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share and accrue a 10% dividend annually. Management canceled all outstanding shares and related dividends payable in 1997 and there remain no shares issued and outstanding as of December 31, 2002.

Common Stock - Class A (See Note 7)

The Company is authorized to issue 300,000,000 Class A common shares, at a par value of $0.0001 per share. These shares have full voting rights.

In October 1997, the Company issued 1,830 post-split shares of Class A common stock for cash and mining rights. These shares were canceled due to non-performance of the terms of the agreements. 297 shares were used to settle debt of the Company. 1,503 shares were returned in June 1998. At December 31, 1999, 25 remained outstanding.

In September 1997, the Company authorized a reverse stock split of 100-for-1 and current shares outstanding have been retroactively restated to reflect the split.

The Company issued 32 and 27 shares as dividends in 1995 for 1993 and 1994 dividends accrued.

In May 1995,  the Company  issued in error 1,923 shares to a related  party that
were  returned  to  the  Company  and  canceled   during  1996.   There  was  no
consideration exchanged in the issuance or cancellation of these shares.

In June 2000, the Company issued 166,628 shares of its series A common stock to related parties at $0.14 per share as consideration for services rendered. The shares were valued at the fair market value at the time of the issuance.

In July 2000, the Company elected to reverse-split its series A common shares on a 1:50 basis, leaving 366,900 shares issued and outstanding after the split. All previously issued shares have been retroactively restated in the accompanying statement of stockholders' deficiency to reflect this stock split.

In August 2000, the Company issued 1,350,000 post-split shares of Series A common stock for services rendered. The shares were valued at $0.14 per share, which was the fair market value of the shares at the date of the issuance.

On August 7, 2000, the Company issued 6,000,000 shares of Class A common stock (par value $0.001) to the former President of the Company for consulting services rendered, valued at the fair market value on the date of issuance of $0.14 per share. The shares were exempt from registration pursuant to Sections 4(2) or 3(b) under the Securities Act. No underwriting or other commissions were paid in connection with the issuance of these shares.

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

In December of 2000, the Company issued 535,000 shares in exchange for services rendered. The shares were valued at $0.29-$0.375 per share based upon the market value of the stock at the issuance dates.

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

On June 20, 2001, the Company issued 2,150,000 shares of common stock at $0.15 per share for services rendered, of which 500,000 shares were issued to the current President of the Company. The shares were valued at the fair market value on the date of issuance.

On July 12, 2001, the Company issued 10,000 shares of common stock at $.001 per share for cash of $1,000.

On July 12, 2001, the Company issued 4,379,500 shares of common stock at $0.24 per share for services rendered, of which 3,829,500 shares were issued to the former President of the Company. The shares were valued at the fair market value on the date of issuance.

On July 24, 2001, the Company issued 6,450,000 shares of common stock at $0.20 per share for services rendered, of which 2,950,000 shares were issued to related parties as follows: (1,450,000 shares to the former President; 500,000 shares to the current President; and 1,000,000 shares to a director of the Company). The shares were valued at the fair market value on the date of issuance.

On July 24, 2001, the Company issued 800,000 shares of common stock at $0.20 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On August 15, 2001, the Company issued 700,000 shares of common stock at $0.14 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

In August 2001, 5,927,713 additional shares were issued to an entity controlled by the former President of the Company representing post-split shares from August 2000 that never got issued as collateral for loans.

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

On October 19, 2001, the Company issued 4,930,000 shares of common stock at $0.07 per share for services rendered (130,000 shares) and as collateral on a related party loan (4,800,000 shares). The shares were valued at the fair market value on the date of issuance.

On October 25, 2001, the Company issued 750,000 shares of common stock at $0.07 per share for services rendered. The shares were valued at the fair market value on the date of issuance.

On November 6, 2001, the Company issued 2,000,000 shares of common stock at $0.05 per share for collateral on loans. The shares were valued at the fair market value on the date of issuance.

On November 12, 2001, the Company issued 3,200,000 shares of common stock at $0.03 per share for services rendered (1,500,000 shares), collateral on a related party loan (1,200,000 shares), and an insurance guarantee (500,000 shares). The shares were valued at the fair market value on the date of issuance.

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

On January 2, 2002, the Company issued 500,000 shares of common stock at $0.04 per share for consulting services rendered in connection with its VPS subsidiary. The shares were valued at the fair market value on the date of issuance.

On February 24, 2002, the Company issued 200,000 shares of common stock at $0.03 per share for financial consulting services rendered. The shares were valued at the fair market value on the date of issuance.

On June 21, 2002, the Company issued 14,000,000 shares of common stock at $0.08 per share as collateral for past due loans, 7,500,000 of which were for a related party. The shares were valued at the fair market value on the date of issuance.

On June 27, 2002, the Company canceled 2,000,000 shares of common stock that had been previously issued on November 6, 2001. The shares were canceled at the original valuation amount.

On August 2, 2002, the Company issued 7,300,000 shares of common stock at $0.03 per share for services rendered as follows: 1,500,000 issued to an unrelated party for international consulting services rendered; 4,000,000 issued to the current President and director for consulting services rendered; and 1,800,000 to the current Chairman and director of the Company for services rendered. The shares were valued at the fair market value on the date of issuance.

During September 2002, the Company issued 72,826,974 shares of common stock for the conversion of 10,197 shares of preferred stock. (See Note 5 caption "Preferred Stock - Class A")

On November 4, 2002, the Company issued 2,500,000 shares of common stock at $0.02 per share as collateral for loans outstanding. The shares were valued at the fair market value on the date of issuance.

Common Stock - Class B

The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Company. There were 100,000 shares issued and outstanding as of December 31, 2002, which are held by the current Chairman and director of the Company.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

(a) Federal tax lien. The Company previously owed approximately $69,000 in federal taxes, including accrued penalties and interest. On April 12, 2002, a "Certificate of Release of Federal Tax Lien" was received from the U.S. Department of the Treasury. The financial statements for the year ended December 31, 2002, include the reversal of the accrual as a non-cash item, which is included in general and administrative expenses on the statement of operations.

(b) Cancellation of stock.

(1) On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued to. Management canceled these shares, which resulted in contributed capital of $8,394.
(2) On December 31, 1997, the Company canceled 98,000 shares of Class A preferred stock, 272,200 shares of Class B preferred stock, and 10,200 shares of Class C preferred stock. No record of owners of these shares could be determined. The results of the cancellation of these shares was contributed capital of $380,400. All dividends associated with the canceled shares were also canceled. The Company may be liable to the owners of these shares, should the owners of these shares be identified.

(3) During the year ended December 31, 2002, the Company canceled 50,000 of Class A preferred stock and related dividends payable of $35,000, which was held by an affiliate of the Company.

(c) Claims from creditors.

(1) At December 31, 1998, a creditor made a claim for approximately $20,000. Management contends the amount is not owed due to non-performance by the lessor. The amount has been due since February 1994.

(2) At December 31, 1998, a creditor made a claim for approximately $19,000. Management contends the amount is not owed due to non-performance by the creditor. The amount has been due since June 1996.

(d) Notes payable - Substantially all of the Company's notes payable are currently in default status.

(e) Resignation of Principal Officer and Director - During the third quarter of 2002, a principal officer and director of the Company resigned following an indictment for securities fraud and related charges. The former officer and director subsequently pled guilty to one of the charges. No charges or claims were or have since been made against the Company or its other officers and directors. The Company is of the opinion that this incident will not have any material adverse impact on the Company. (See Note 11 (c))

(f) Class B preferred stock dividend - Pursuant to an agreement with Growth Fund, the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003 in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. (See Note 11 (d))

(g) Purchase commitment cancellation. On July 19, 2001, the Company signed a purchase order to purchase 1,000 MEDTURFTM appliances over the next 24 months from MB Software Corporation at $450 per unit. The Company paid $7,250 to MB Software, Inc. pursuant to the purchase order and the letter of intent between Medeway, Inc. ("Medeway") and the Company (also dated July 19, 2001), which represented one-half of the total amount payable for 10 appliances and programming work to be performed, with the balance of $7,250 to be paid upon the delivery of said appliances. The MEDTURFTM appliance is a combination of a computer appliance and point of sale device, and is designed for physician practices, pharmacies, and home use. The MEDTURFTM appliance has a proprietary 'touchscreen' application installed. Medeway is the owner of the intellectual property, which is being used by over 4,500 physicians under contract with Medeway and/or its affiliates. The Company planned to install the patent-pending system of VPS, the Company's wholly-owned subsidiary, which is developing a system for electronically transmitting prescriptions using the Internet. The purchase order and letter of intent have subsequently been canceled and there is no future purchase commitment due.

(h) Consulting agreements.

(1) On August 1, 2001, the Company entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. As of December 31, 2002, no amount has been provided for in these financial statements as no services have been rendered.

(2) During August 2001, the Company entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000, however, the consultant has not performed any work and the Company contends the consultant is in breach of contract due to non-performance. No accrual has been provided for in these financial statements.

NOTE 7 - RELATED PARTY TRANSACTIONS

Arkansas American Mining and Exploration, Inc. ("AAME") was owned and controlled by the founders of the Company. In 1988, AAME exchanged mining claims, milling facility and a core drilling rig, for the Company's common stock. In 1994, Arkansas Mineral Partners Ltd., a partnership owed by James Arch, a former President of the Company, loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note, plus interest, was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company. All obligations of the Company have been fully satisfied.

During 1995, the Company paid $25,000 for services rendered by Stephen Guarino, former Director, President and CEO of the Company, and issued 2,500,000 shares of Class A common stock for additional services valued at $26,225.

During 1997, the Company issued 1,029,500 shares of Class A common stock to James Arch, a former President and current director of the Company for services valued at $102,000. An agreement was made with this former officer for continued consulting services which agreement is no longer in effect.

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note is past due and outstanding at December 31, 2002 was $206,900. Accrued interest on these notes as of December 31, 2002, was $82,248. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998 through December 31, 2000 as President ($300,000) and during the period January 1, 1999 through December 31, 2000 as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000 through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999 to December 31, 1999 for her services as Secretary ($60,000). The employment contracts were scheduled to expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid-in capital due to the Company's lack of operating cash flow. Additionally, the Company converted accrued expenses of $173,837 to additional paid-in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000 to December 31, 2001, from its former president. The Company continues to charge $7,637 per month for these incidental expenses, which are reflected as a charge to the statement of operations with an offset to additional paid-in capital for any amounts not paid during the current year. During 2002, the Company charged net accrued expenses of $79,638 to additional paid-in capital.

As more fully described in Note 5 - Capital Stock, several equity transactions occurred between the Company and related parties.

NOTE 8 - INCOME TAXES

There is no current or deferred tax expense due to the Company's loss position and the benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) is as follows:

                                         2002        2001         Inception
                                      ----------- ------------- -------------
Expected federal income tax benefit   $  585,000  $  1,539,000  $  7,580,000
Increase in valuation allowance         (585,000)   (1,539,000)   (7,580,000)
                                      ----------- ------------- -------------
Income tax expense (benefit)                   -             -             -
                                      =========== ============= =============

At December 31, 2002, non-current deferred tax asset of approximately $7,580,000 results from the deferred tax benefit of net operating loss carryforwards of approximately $22,000,000, which have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

As of December 31, 2002, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $22,000,000, which expire through 2022. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.


NOTE 9 - DISCONTINUED OPERATIONS

In June 1995, the Company suspended its mining research activities and development work in Arkansas. The following is a summary of the loss from discontinued operations resulting from the suspended operations of its mining operations located in Arkansas. The consolidated financial statements have been retroactively restated to reflect this event. There was no activity since that date.

Loss from discontinued operations for the period from inception of the development stage on January 1, 1994 through December 31, 2002 is as follows:

SALES                                                  $                -
COST OF SALES                                                      33,817
                                                       -------------------
GROSS MARGIN                                                      (33,817)
                                                       -------------------

OPERATING EXPENSES                                              1,399,405
                                                       -------------------

LOSS FROM OPERATIONS                                           (1,433,222)
                                                       -------------------

OTHER INCOME (EXPENSE)
  Other income                                                          41
  Interest expense                                                 (40,953)
  Other expense                                                    (30,185)
  Gain on sale of land                                              30,840
  Loss on disposal of assets                                       (75,667)
  Loss on partnership interests                                 (2,288,841)
                                                       -------------------
     Total Other Income (Expense)                               (2,404,765)
                                                       -------------------

LOSS BEFORE INCOME TAX EXPENSE                                  (3,837,987)
                                                       -------------------

INCOME TAX EXPENSE                                                       -


LOSS FROM DISCONTINUED OPERATIONS                      $        (3,837,987)
                                                       ===================

DIVIDEND ON PREFERRED STOCK                            $           (32,517)
                                                       ===================

NOTE 10 - PRIOR PERIOD ADJUSTMENT

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

NOTE 11 - SUBSEQUENT EVENTS

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

(c) The former officer and director pled guilty to one of the securities fraud and related charges. No charges or claims were or have since been made against the Company or its other officers and directors. The Company is of the opinion that this incident will not have any material adverse impact on the Company. (See Note 6 (e))

(d) On August 15, 2003, a demand was made by Growth Fund Partnership, Inc. for the dividend payment, which the Company did not pay. As of the date of issuance of these financial statements, no other claims for payment have been made.

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


The following table sets forth certain information regarding the Directors and Executive Officers of the Company:

                                                          Year First
Name                       Age       Position              Elected
----                       ---       --------              -------
James Arch                 79        Chairman                1996

James K. Millard           54        President & CEO         2000


Executive Officers are elected on an annual basis and serve at the discretion of the Board of Directors unless otherwise provided by contract. Directors are elected on an annual basis.

James K. Millard, Vice President, has been with the Company since 2000. Mr. Millard is also President of Verified Prescription Safeguards, Inc. He was formerly with e-Corp, Inc., and WKYT-TV, both located in Lexington, Kentucky.

James Arch has been a Director of the Company since 1996 when the Company was known as Equity AU, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

James Kemper Millard failed to file a Form 3 despite being the president, chief executive and financial officer, and director of the Company. The required filings inadvertently were not filed, but were filed during 2003.

Item 10: Executive Compensation

Remuneration paid to Executives.

Certain officers have had employment contracts, however, none have received any compensation. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's current and past officers over the past three years. Until the company has funds or revenue, the officers will not draw any compensation nor receive any other benefits. The Company does not have a current employment agreement with its President and Chief Executive Officer. The following are the annual salaries of the officers. The company has not adopted any insurance, retirement, pension, profit sharing or other similar program.

The company may offer stock bonuses, stock options, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may, in its sole discretion, determine.





                [Balance of this page intentionally left blank.]

                       SUMMARY COMPENSATION TABLE
                                                Annual Compensation                              Long Term Compensation
                                                                                            Awards                   Payouts
                                                                     Other
                                                                     Annual                    Securities
                                                                  Compensation    Restricted   Underlying   LTIP      All Other
                                                          Bonus       ($)       Stock Award(s)   Options   payouts Compensation
Name and Principal Position          Year    Salary ($)      ($)                      ($)(3)       SARs(#)     ($)       ($)
------------------------------------ ----- ------------- -------- ------------- -------------- ----------- ------- ---------------
Frank G. Dickey, Jr. (4)             2002      -            -          -              -             -         -         -
 Former President                    2001      -            -          -          $1,209,080        -         -         -
                                     2000   $150,000        -          -            $840,000        -         -         -
                                                                                      -
Frank G. Dickey, Jr. (4)             2002      -            -          -              -             -         -         -
 Former President, Chief Executive   2001      -            -          -              -             -         -         -
 and Financial Officer               2000   $60,000         -          -              -             -         -         -

  James Millard (1)                  2002      -            -          -           $120,000         -         -         -
President & CEO                      2001      -            -          -           $175,000         -         -         -
                                     2000      -            -          -              -             -         -         -

Laura White (2)                      2002      -            -          -              -             -         -         -
Former Secretary/V.P. Investor       2001      -            -          -              -             -         -         -
Relations                            2000   $90,000         -          -              -             -         -         -

James Arch                           2002      -            -          -           $54,000          -         -         -
 Chairman of the Board               2001      -            -          -           $200,000         -         -         -
                                     2000      -            -          -              -             -         -         -

(1)  Only been with the company since 2000
(2)  Only been with the company since 1999; resigned 2002
(3) Represents the amount of restricted common stock issued at the fair market value of the shares on the date of issuance.
(4)  Resigned 2002.

Compensation of Directors

No remuneration was paid to the Company's directors during its fiscal year ended December 31, 2002.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee's responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2002, regarding the beneficial ownership of Class A common stock of the Company by: (1) each shareholder known by the Company to beneficially own more than 5% of the outstanding shares of Class A Common Stock; (2) each director of the Company;
(3) each named executive officer; and (4) the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of capital stock owned by them, unless otherwise noted.

Name of Beneficial                  Amount and Nature          Percent
Owner of Group (1)               of Beneficial Ownership      of Class
-------------------             ------------------------     ---------
James K. Millard (1)                   5,000,000                3.5%

James Arch (1)                         2,800,000                1.9%

FV Investments, Inc.
P.O. Box 2164
Lexington, KY 40588                   15,873,500               11.0%

Daunt Enterprises, Inc.
Julian Rossini
310 Avendia Milano
Sarasota, FL 34242                     7,891,910                5.5%

All Directors and Executive
Officers as a Group                    7,800,000                5.4%
(Two in number)

(1) The address for each person or entity listed above is 325 West Main Street, Suite 240, Lexington, Kentucky 40508.

As of December 31, 2002, there were 143,893,594 shares of common stock issued and outstanding.

Item 12. Certain Relationships and Related Transactions

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, which is past due. Accrued interest on these notes as of December 31, 2002, was $82,248.

On August 2, 2002, the Company issued 5,900,000 shares of common stock valued at $0.03 per share for services rendered as follows: 4,000,000 issued to the current President and director for consulting services rendered; and 1,800,000 to the current Chairman and director of the Company for services rendered. The shares were valued at the fair market value on the date of issuance.

Item 13. Exhibits and Reports on Form 8-K

1. Reports on Form 8-K - None

2. Exhibits

Exhibit 31 - Section 302 Cerification of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Section 906 Certification of the Sarbanes-Oxley Act of 2002


Item 14. Controls and Procedures

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

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                          ----------------------------
                                  (Registrant)

Date: September 29, 2003

                        /s/  James Kemper Millard
                        ------------------------------------------------------
                        James Kemper Millard, CEO, CFO, President and Director

                        ------------------------------------------------------
                        James Arch, Director and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                          Date

/s/  James Kemper Millard
-------------------------
James Kemper Millard        CEO, CFO, President and Director  September 29, 2003

/s/ James Arch
-------------------------
James Arch                  Director and Chairman             September 29, 2003