Form 10KSB
period 2003-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-01-06
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2003

Commission file number:  33-20582

                      Equity Technologies & Resources, Inc.
                   ------------------------------------------
                (Name of registrant as specified in its charter)


        Delaware                                        75-2276137
--------------------------------                --------------------------------
(State or other                                 (IRS employer
  jurisdiction of incorporation)                           identification no.)


       PO Box 12012
   Lexington, Kentucky 40579                             (859) 321-2466
--------------------------------                --------------------------------
(Address of principal executive offices)         (Registrant's telephone number,
                                                        including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange
   Title of each class                               on which registered
--------------------------------                --------------------------------
Class A Common Stock, $.0001 Par Value                      None


-----------------------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No {X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     Issuers revenues for its most recent fiscal year: $0

     The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of December 31, 2003 was approximately $2,416,752.

     Shares outstanding of the registrant's common stock as of December 31, 2003: 143,993,594

EQUITY TECHNOLOGIES & RESOURCES, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003


                                     PART I

Item 1.    Description of Business.............................................3

Item 2.    Description of Properties...........................................3

Item 3.    Legal Proceedings...................................................6

Item 4.    Submission of Matters to a Vote of Security Holders.................6


                                     PART II

Item 5     Market for Common Equity and Related Stockholder Matters............7

Item 6.    Management's Discussion and Analysis or Plan of Operation...........8

Item 7.    Financial Statements...............................................11

Item 8.    Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure.....................................13

Item 8A.   Controls and Procedures............................................14

Item 8B.   Other Information..................................................14


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...............15

Item 10.   Executive Compensation.............................................16

Item 11.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................16

Item 12.   Certain Relationships and Related Transactions.....................17

Item 13.   Exhibits...........................................................18

Item 14.   Principal Accountant Fees and Services.............................20

                                     PART I

Item 1. Description of Business.

Background
     The Company was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner. On December 6, 1988, the Company changed its name to Equity Gold, Inc. The number of shares of common stock authorized to be issued changed from 50,000,000 to 150,000,000 with a par value of $0.000333 per share of common stock.

     On December 14, 1989, the Company merged with Gold Equity, Inc., a Delaware corporation. The surviving corporation was Equity Gold, Inc. On February 7, 1989, the Company changed its name to Equity AU, Inc. On April 14, 1989, the Company changed the number of authorized shares of common stock to 99,900,000 with a par value of $.001 per share of common stock.

     On November 7, 1991, the Company authorized 2,000,000 shares of preferred stock with a par value of $1.00 each. On February 19, 1992, the Company authorized 99,900,000 shares of Class A common shares with a par value of $0.001 per share and 100,000 shares of Class B common shares with a par value of $0.01 per share.

     From the original inception of the Company on March 4, 1988, to the inception of the development stage on January 1, 1994, the Company was heavily involved in mining and exploration activities principally in Arkansas. The Company generated an accumulated deficit of $8,390,740 prior to the Company entering the development stage.

     In January 2000, the Company elected to change its official name from Equity AU, Inc., to Equity Technologies & Resources, Inc.

     On August 2, 2002, the Company amended its Certificate of Incorporation to change the authorized capital stock of the Company. The aggregate number of Class A common shares authorized for issuance is 300,000,000 shares with a par value of $0.0001; the aggregate number of Class B common shares authorized for issuance is 100,000 with a par value of $0.01; the aggregate number of Class A preferred shares authorized for issuance is 2,000,000 with a par value of $0.001; the aggregate number of Class B preferred shares authorized for issuance is 300,000 shares with a par value of $0.001; and the aggregate number of Class C preferred shares authorized for issuance is 100,000 shares with a par value of $0.001.

     The Company was originally engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, to acquire mineral claims, rights, facilities and equipment, and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. The Company has had no significant operations since August 1993 and entered the development stage on January 1, 1994. During September 1996, the Company resumed operations and again suspended operations in December 1996. As result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage.

Current Activities
     On December 15, 2000, the Company acquired all of the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology.

     In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR M&A"), a Florida corporation, in exchange for 7,200,000 shares of the Company's common stock. ETCR M&A held no assets or liabilities at the time of purchase. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR M&A.

     On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allowed VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH will license the technologies from each corporation for a nominal fee. Any benefits or revenues, derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of the Joint Venture Agreement.

     The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of a Patent License Agreement and Release dated January 5, 2004, from the Company. This Patent License Agreement and Release was executed with the understanding that VPSH would enter into an agreement with Envoii Healthcare, LLC, a Nevada limited liability company, to undertake the funding and development of the Verified Prescription Safeguards "Veriscrip(TM)" prescription drug monitoring system and in consideration of payments to be received by the Company. Envoii Healthcare, LLC, owns the exclusive rights in the healthcare channel of trade rights to the "Envoii(TM)" system.

     The Patent License Agreement and Release was executed by the Company, VPSH and Envoii Healthcare, LLC, wherein Envoii Healthcare, LLC, in conjunction with Envoii, Inc., agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. This Agreement and the Patent License Agreement and Release were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky.

     Under the terms of the Patent License Agreement and Release, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real-time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Company receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding from the U. S. Department of Justice, Bureau of Justice Assistance. The terms of the contract were completed in April 2005.

     During January through April 2004, the Veriscrip(TM) System was programmed and beta-tested at the two pilot sites in Harlan and Perry counties in Southeastern Kentucky in preparation for implementing the project under the terms of the contract. During this period, the system was previewed by several third parties, including a state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip(TM) System at a rural clinic in Harlan County, Kentucky. The pilot project was also conducted at a medical center practice and pharmacy in Hazard, Kentucky, and was concluded on September 23, 2004. On October 15, 2004, the first public demonstration of the Veriscrip(TM) System was conducted at the National Technology Meeting for State Prescription Drug Monitoring Programs in Lexington, Kentucky, sponsored by the National Alliance for Model State Drug Laws.

     In 2005, the Kentucky General Assembly passed Senate Bill 2, which provides for the preliminary framework for establishing an e-health information exchange in Kentucky.

     The University of Louisville ("U of L") School of Public Health and Information Sciences initiated the assessment phase of the project in October 2004, and the Assessment Report was completed and delivered to the Kentucky Office of Technology on May 12, 2005. The Office of Technology released the U of L Assessment Report as a public document on August 19, 2005. The Assessment Report recommends, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescriber data to move in real-time from prescriber to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. Seventeen of the 60 recommendations are not expected to be met until 2007. The Veriscrip(TM) System meets three of those future criteria completely, and one partially.

     During the next twelve months, the Company expects to present the findings of the University of Louisville Assessment Report to interested state and federal regulatory agencies, as well as a related report prepared for the
California HealthCare Foundation in 2004 that concludes productivity and opportunity costs are minimal, if any, and additional savings may be accrued from "downstream time savings, chiefly from electronic data transmission and more thorough order entry (resulting in fewer pharmacy callbacks for clarification and revision)." The Company also plans to have a presence at national meetings and conferences of law enforcement and regulatory professions, at which to demonstrate the Veriscrip(TM) System. At the same time, the Veriscrip(TM) System is constantly being improved and upgraded to meet and exceed emerging technology improvements.

     The Company currently has no funds to execute its business plans and it has no agreements or understandings in place that would provide it with the required funding to execute its business plan.

Government Regulation
     The Company is subject to the laws and regulations to which corporations generally are subject. The Company is not conducting operations. In the future, the Company may be subject to additional laws or regulations environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. The Company cannot predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations, liquidity and financial position.

Competition
     If operations should commence, of which there can be no assurance, the Company may be involved in competition with other business entities, many of which may have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in competing.

Employees
     The Company is a development stage company and currently has one full time employee, the Company's sole executive officer, and one part-time employee and officer. The Company's executive officer devotes his full attention to the affairs of the Company, and holds no employment with any other entity. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture. Research and Development

     The Company did not spend any funds on research and development activities during 2002 or 2003.


Item 2. Description of Properties.

     The Company's executive offices are located at Post Office Box 12012, Lexington, Kentucky 40579. The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.


Item 3. Legal Proceedings.

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Dividend Policy
     To date, the Company has not paid dividends on its common stock. The payment of dividends on the Company's common stock, if any, is at the discretion of the board and will depend upon its earnings, if any, the Company's capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." The Company does not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in its anticipated operations.

Share Price History
     The Company's common stock is traded in the over-the-counter market in what is commonly referred to as the "Pink Sheets" under the trading symbol "ETCR.PK." The following table sets forth the high and low bid information of the Company's common stock for the periods indicated. The price information contained in the table was obtained from Yahoo Finance. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

Quarter Ended                                     High (1)      Low (1)
-------------                                     -------       -------

2002
March 31..............................             $0.05         $0.02
June 30...............................             $0.19         $0.03
September 30..........................             $0.09         $0.01
December 31...........................             $0.03         $0.01

2003
March 31..............................             $0.14         $0.01
June 30...............................             $0.10         $0.02
September 30..........................             $0.08         $0.01
December 31...........................             $0.04         $0.01

     Of the total 143,993,594 shares outstanding as of November 1, 2005, approximately 30,368,141, or 21% were restricted against resale into the public market.

Holders of Record
     As of November 1, 2005 there were approximately 661 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities
     No sales of securities occurred during the period covered by this report that have not been previously reported.


Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position
     The Company had $119 in cash as of December 31, 2003 and no other assets. The Company's liabilities were $1,841,755 and it had a working capital deficit of $1,541,636. The Company had no revenues during 2003 or 2002, its general and administrative expenses were $579,387 and $1,522,099, respectively, during these periods and its net losses were $741,911 and $1,720,606, respectively, during these periods.

     The Company does not have sufficient funds to execute its business plan or pay its current liabilities. There is no assurance that the Company will be successful in developing its electronic system to provide solutions for the prescription drug and healthcare industry or the Veriscrip(TM) System.

Plan of Operation
     Equity Technologies & Resources, Inc., is a development stage company and has no current business operations. In December 2000 the Company acquired all of the common stock in Verified Prescription Safeguards, Inc., with the intention of developing an electronic system to provide solutions for the prescription drug and healthcare industry. The Company has a business plan and will seek to obtain favorable funding from sources outside its principal shareholders during the next twelve months. There can be no assurance that the Company will be successful in obtaining additional funding.

     In 2002, the Company lobbied for House Bill 26 in the Kentucky General Assembly that directed the Kentucky Office of Technology to apply for a United States Department of Justice Bureau of Justice Assistance grant to conduct a pilot project of its real-time prescription drug monitoring system in two rural Kentucky counties. On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC, ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allowed VPSH to lead a pilot project, in Perry and Harlan counties, Kentucky, at medical, clinical, and pharmacy facilities. After withstanding a competitive challenge to the contract, the planning for implementing the project commenced in November 2003. The project was conducted by a consortium of companies under license to VPSH, that includes Envoii Healthcare, LLC, a Nevada corporation, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of the state contract, VPSH, licensed the technologies from each corporation for a nominal fee. Any benefits or revenues derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of a Joint Venture Agreement.

     The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of a Patent License Agreement and Release dated January 5, 2004, from the Company. This License and Release was granted with the understanding that VPSH would enter into an agreement with Envoii Healthcare to undertake the funding and development of the Verified Prescription Safeguards VeriscripTM prescription drug monitoring system and in consideration of payments to be received by the Company. Envoii Healthcare owns the exclusive rights in the healthcare channel of trade rights to the EnvoiiTM security system. A Joint Venture Agreement was executed by VPSH and Envoii Healthcare, wherein Envoii Healthcare in conjunction with RxNT, Inc., a Baltimore, Maryland, pharmaceutical software developer, agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. This Agreement and the Patent License Agreement and Release were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky. Under the terms of the Joint Venture Agreement, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real- time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Company receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding.

     During January-April 2004 the Veriscrip(TM) System was programmed and beta-tested at the two pilot sites in Harlan and Perry counties in Southeastern Kentucky in preparation for implementing the project under the terms of the contract. During this period, the system was previewed by several third parties, including a state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip(TM) System at a rural clinic in Harlan County, Kentucky. The pilot project was also conducted at a medical center practice and pharmacy in Hazard, Kentucky, and was concluded on September 23, 2004. On October 15, 2004, the first public demonstration of the Veriscrip(TM) System was conducted at the National Technology Meeting for State Prescription Drug Monitoring Programs in Lexington, Ky., sponsored by the National Alliance for Model State Drug Laws.

     In December 2004, the Company contracted with a full-time lobbyist, Babbage Cofounder/InterSouth, Inc., of Lexington, Kentucky, for the duration of the 2005 Kentucky General Assembly, which concluded in April, and unanimously passed Senate Bill 2, which provides for the preliminary framework for establishing an e-health information exchange in Kentucky.

     The University of Louisville School of Public Health and Information Sciences initiated the assessment phase of the project in October 2004, and the Assessment Report was completed and delivered to the Kentucky Office of Technology on May 12, 2005. The Office of Technology released the U of L Assessment Report as a public document on August 19, 2005. The Assessment Report states, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ["Kentucky All-Schedule Prescription Electronic Reporting" system], or, potentially, as a plug-in to KASPER, providing a way for prescriber data to move in real-time from prescriber to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. Seventeen of the 60 recommendations are not expected to be met until 2007. The Veriscrip(TM) System meets three of those future criteria completely, and one partially.

     During the next twelve months, the Company expects to present the findings of the University of Louisville assessment report to interested state and federal regulatory agencies, as well as an accompanying report prepared for the California HealthCare Foundation in 2004 that concludes productivity and opportunity costs are minimal, if any, and additional savings may be accrued from "downstream time savings, chiefly from electronic data transmission and more thorough order entry (resulting in fewer pharmacy callbacks for clarification and revision." The Company also plans to have a presence at national meetings and conferences of law enforcement and regulatory professions, at which to demonstrate the Veriscrip(TM) System. At the same time, the Veriscrip(TM) System is constantly being improved and upgraded to meet and exceed emerging technology improvements under the terms of the Joint Venture Agreement.

     The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to finish development of the Veriscrip(TM) System, and the costs associated with launching the system if successfully developed, the acceptance of the system and market penetration along with other factors that may not be foreseeable at this time. The Company has not made any commitments for capital expenditures. Management believes that the Company will need at least $2,850,000 in financing to fund operations, pay off existing debt and pay for required development work during the next twelve months. We currently have debt obligations in amounts in excess of $1,000,000, substantially all of which are in default, and we do not have the funds to repay the amounts owing. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plan.

Third Party Claims and Contingencies
     In addition to the foregoing, we are subject to a number of additional potential third party claims. These potential claims include the following:

     On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued. Management canceled these shares, which resulted in contributed capital of $8,393.

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

     During the year ended December 31, 2002, the Company canceled 50,000 shares of Class A preferred stock and related dividends payable of $35,000, which was held by an affiliate of the Company.

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

     Substantially all of the Company's notes payable are currently in default.

     During the third quarter of 2002, a principal officer and director of the Company resigned following an indictment for conspiracy to commit securities fraud to which he plead guilty. No charges or claims were or have since been made against the Company or their other officers and directors. Management is of the opinion that this incident will not have any material adverse impact on the Company.

     Pursuant to an agreement with Growth Fund Partnership, Inc., the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. On August 15, 2003, a demand was made by Growth Fund Partnership, Inc., for the dividend payment, which the Company did not pay.

     During August 2001, the Company entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000, however, the consultant has not performed any work and the Company contends the consultant is in breach of contract due to non-performance.

     On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Company's common stock. As of October 31, 2005, these shares have not been issued and the liability of $199,650 is recorded in the accompanying consolidated balance sheet in accrued expenses.

     Since December 31, 2003, the Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and is delinquent in filing its annual reports on Form 10-KSB for the periods ended December 31, 2003 and December 31, 2004, and its quarterly reports on Form 10-QSB for the quarterly periods ending in 2003 and 2004 and required current reports on Form 8-K . As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

Off Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies
     Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor's understanding of the Company's financial and operating status.

Recent Accounting Pronouncements
     The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

Forward-Looking Statements
     When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward- looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Rick Factors
     In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and our stage of development. These risk factors include the following.

     We may be subject to liability as a result of our failure to file the required reports with the Securities and Exchange Commission.

     Our common stock is registered pursuant to section 12(g) of the 1934 Act and we are thereby obligated to file annual reports on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, other reports and information as described in the 1934 Act and related rules and to otherwise comply with various provisions of the 1934 Act and related rules. Since December 31, 2003, we failed to comply with substantially all of the obligations imposed upon it by the 1934 Act and we are delinquent in filing our annual reports on Form 10-KSB for the periods ended December 31, 2003 and December 31, 2004, and our quarterly reports on Form 10-QSB for the quarterly periods ending in 2003 and 2004 and required current reports on Form 8-K. As a result, we could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

     We have experienced negative cash flow and operating losses and may never become profitable.

     We are in the early stages of developing the Veriscrip(TM) System to provide solutions for the prescription drug and healthcare industry. There is no meaningful historical operating or financial information about its business upon which to evaluate future performance of the Company or the viability of this product. As of December 31, 2003, we had incurred $14,647,153 in net losses since its inception in 1994. We have generated no revenues during the past two years. We cannot assure generation of revenues, profitability or generation of positive cash flow in the future. If we cannot do so, our business may not succeed and our securities would have little or no value.

     We do not have sufficient funds to execute our business plan.

     The Report of Independent Public Accountants relating to our audited financial statements contains a "going concern" explanatory paragraph. We estimate that we will need at least $2,850,000 in financing to fund operations, pay off existing debt and pay for required development work during the next twelve months. We have no firm commitments to obtain additional financing, and there can be no assurance that additional financing will be available on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on the Company, including possibly requiring us to cease attempts to execute our business plan.

     We do not have sufficient funding to pay our current liabilities or overdue notes payable which may result in our inability to succeed.

     We have currently liabilities in the amount of $1,541,755. We have notes payable in an amount in excess of $1,000,000, over $700,000 of which are included in current liabilities. Substantially all of the notes payable are in default. We currently have no ability to repay the amounts owing on these notes payable. If any of holders of these obligations were to bring an action against us to collect the amounts owing it may prevent us from continuing to attempt to execute our business plan, including finishing development of the Veriscrip(TM) System.

     Our  financial   success   depends  on  the   commercial   acceptance   and
profitability   of  our   Veriscrip(TM)   System  that  we  have  developed  and
field-tested.

     There is no assurance that there would be any demand for the Veriscrip(TM) System as there are significant risks associated with:

     * Our ability to manage growth of infrastructure, facilities, employees, customers, strategic alliances and legal concerns.
     * Our ability to attract and sustain a customer base sufficient to achieve profitable operations.
     *    Our ability to attract, train and retain qualified personnel.
     *    Our ability to predict and respond quickly to market forces.

     As a result, there are significant risks with the commercial success of the Veriscrip(TM) System.

     Our business model is unproven and may fail.

     Although the Veriscrip(TM) System was developed and field-tested, our success depends on the adoption of this system by various state and federal government agencies. We cannot guarantee that there will be any acceptance of this system or that other competitive products will not be developed that are superior to our product. As a result, there may not be sufficient interest in the product and our business may fail.

     The success of our business plan is dependent on many factors beyond management's control.

     These factors include the following:

     *    The extent of demand for the Veriscrip(TM)System;
     *    Satisfactory price levels for this product;
     * The regulatory environment relating to prescription drug-monitoring systems;
     *    Changes in drug-monitoring technology; and
     *    Changes in general and local economic conditions.

     As a result, our business could fail for reasons that are presently unforeseen by management.

     We depended on others to complete development of the Veriscrip(TM) System.

     We do not have any employees. We are completely dependent on others to provide us with programming and other services necessary to operate and maintain the Veriscrip(TM) System. As a result, there is a substantial risk that our business will fail because we are unable to independently operate and maintain the Veriscrip(TM) System.

     The Veriscrip(TM) System may become obsolete as a result of other technologies or systems.

     While we are unaware of any systems or programs that would currently make our Veriscrip(TM) System obsolete, there can be no assurance of the actual useful life of the system. If the Veriscrip(TM) System becomes obsolete then our business will fail because we have no other planned or anticipated products or services from which could generate revenue in the future.

     We currently have no patent or trade secret protection with respect to the Veriscrip(TM) System.

     We believe that the success of our Veriscrip(TM) System will depend on proprietary software and techniques to be developed that constitute "trade secrets." As late as 2003, the Company had filed annual patent applications to maintain a provisional patent with the U.S. Patent Office, although we have made no determination as to the patentability of these trade secrets. In addition, in 2002 we were notified that we had abandoned certain provisional applications filings because of our failure to pay related filing fees. At this time we do not have sufficient funding to independently pursue patent protection of the Veriscrip(TM) System if it is patentable. All patent protection was transferred via license under the Joint Venture Agreement of April and August 2003.

     Although the Company is not aware of any claim that its technology infringes upon the proprietary apparatus, methodology, hardware or software of others, it is possible that others may have or be granted patents claiming products, apparatus or processes that are necessary for or useful to the deployment of the Veriscrip(TM) System and that legal actions claiming infringement could be brought against us. In the event that we are unsuccessful against such a claim, we may be required to obtain licenses to such patents or to other patents or proprietary technology in order to develop, manufacture or market the Veriscrip(TM) System. There can be no assurance, however, that we will be able to obtain such licenses on commercially reasonable terms, if at all. If we are required to and do not obtain such licenses, we would encounter delays in the development and manufacturing of our products and technologies while we attempt to design around such patents or other rights and there can be no assurance that such attempts would be successful. Failure to obtain such licenses or to design around such patents or other rights would result in the failure of our proposed business.

Item 7. Financial Statements

     Financial statement start on page F-1.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On July 7, 2005, the Company's board of directors elected to retain Pritchett, Siler & Hardy, P.C., ("PSH") as its independent registered public accounting firm and to dismiss Clancy and Co., P.L.L.C. ("C&C"). The decision to change independent registered public accounting firm was recommended by the Company's board of directors.

     The reports of C&C on the December 31, 2002 and 2001 financial statements of the Company, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph that expressed that substantial doubt existed regarding the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and all subsequent interim periods preceding such change in auditors, there was no disagreement with C&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report; nor has C&C ever presented a written report, or otherwise communicated in writing to the Company or its board of directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-B.

     The Company has authorized C&C to respond fully to the inquiries of PSH.


Item 8A. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended December 31, 2003 that have materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.


Item 8B. Other Information

     None.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2003:

                                                                        With
                                                                      Company
         Name             Age     Position                             Since
------------------        ---     ------------------------            --------

James Arch                79      Chairman                             1996

James K. Millard          55      Director, CEO, President & CFO       2000
---------------

     James Arch. Mr. Arch has been a director since 1996 and his term expires as a director at the next annual meeting of stockholders. For the past five years Mr. Arch has been retied. Mr. Arch does not hold any directorships on other reporting companies.

     James K. Millard. Mr. Millard has been a director since 2000 and his term expires as a director at the next annual meeting of stockholders. For the past five years Mr. Millard has been principally employed as the president of Verified Prescription Safeguards, Inc. He also served as a partner in Waterwild Farm, LLC, a family-owned and operated business. He was formerly with e-Corp, Inc. and WKYT-TV, both located in Lexington, Kentucky. Mr. Millard spends all of his business time working for the Company. Mr. Millard does not hold any directorships on other reporting companies.

Identify Significant Employees

     The Company has no other significant employees.

Family Relationships

         None

Involvement in Certain Legal Proceedings
     Our directors and officers have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Audit Committee
     The Company has only one part-time employee and officer. The Company has no operations or funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

     Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2003.

Code of Ethics
     Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics, but it expects to adopt one in the future.


Item 10. Executive Compensation

     During the past three fiscal years, the Company has not paid any salary, wage or other compensation to its officers. The Company had an employment agreement with Mr. Millard which provided for an annual salary of $120,000 per year and provides for insurance and other benefits. The agreement provides that Mr. Millard's employment is at will. The Company has not been able to pay Mr. Millar's salary and the salary obligation has been accruing at the rate of $10,000 per month. At December 31, 2003, the Company had accrued $120,000 in unpaid compensation owed to Mr. Millard.

     During the prior year the Company did not compensate its non-executive director, but the Company did accrue salary as described in the prior paragraph. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the non-executive director of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of November 1, 2005, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of November 1, 2005, the Company had 143,993,594 shares of common stock outstanding.

         Name and Address        Shares           Percentage of
                of              Beneficially        Shares
  Of Beneficial Owner(1)          Owned        Beneficially Owned   Position
-------------------------       ------------   ------------------   ------------
James Arch                       2,300,000           1.6%            Chairman

James K. Millard                 4,500,000           3.1%         Director, CEO,
                                                                  President,
                                                                  and CFO

Directors and Executive          7,350,000           5.1%
Officers as a Group (2 people)

FV Investments, Inc.            15,806,000          11.0%
P.O. Box 2164
Lexington, KY 40588
--------------------------
(1) Except where otherwise indicated, the address o the beneficial owner is deemed to be the same address as the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The  Company does not have any equity compensation plans.


Item 12. Certain Relationships and Related Transactions

     Arkansas American Mining and Exploration, Inc. ("AAME") was owned and controlled by the founders of the Company. In 1988, AAME exchanged mining claims, milling facility, and a core drilling rig, for the Company's common stock. In 1994, Arkansas Mineral Partners Ltd., a partnership owed by James Arch, a former President of the Company, loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note, plus interest, was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company. All obligations of the Company related to this transaction have been fully satisfied.

     On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10% during 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note is past due and outstanding at December 31, 2003, was $206,900. Accrued interest on these notes as of December 31, 2003, was $107,208. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998, through December 31, 2000, as President ($300,000) and during the period January 1, 1999, through December 31, 2000, as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000, through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999, to December 31, 1999, for her services as Secretary ($60,000). The employment contracts were scheduled to expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid-in capital due to the Company's lack of operating cash flow. Additionally, the Company converted accrued expenses of $173,837 to additional paid-in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000, to December 31, 2001, from its former president. The Company continued to charge $7,637 per month for these incidental expenses through December 31, 2002, which are reflected as a charge to the consolidated statement of operations with an offset to additional paid-in capital for any amounts not paid during the current year. During 2002, the Company charged net accrued expenses of $79,638 to additional paid-in capital.

     During the year ended December 31, 2003, the Company converted two related party notes payable to Mr. James Arch and FV Investments with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December31, 2003, accruing interest at 10% and 12%, respectively. The Company also entered into a consulting agreement with Internet Capital.com, LLC and an employment agreement with Mr. Millard both totaling $192,500 during the year ended December 31, 2003, of which $154,583 is included in Accounts Payable - related party as of December 31, 2003. Also, there are unreimbursed expenses due to the Company's sole officer totaling $25,692 at December 31, 2003.

     On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allowed VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH will license the technologies from each corporation for a nominal fee. Any benefits or revenues, derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of the Joint Venture Agreement.

     The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of a Patent License Agreement and Release dated January 5, 2004, from the Company. This Patent License Agreement and Release was granted with the understanding that VPSH would enter into an agreement with Envoii Healthcare, LLC, a Nevada limited liability company, to undertake the funding and development of the Verified Prescription Safeguards "Veriscrip(TM)" prescription drug monitoring system and in consideration of payments to be received by the Company. Envoii Healthcare, LLC, owns the exclusive rights in the healthcare channel of trade rights to the "Envoii(TM)" system.

     The Joint Venture Agreement was executed by the Company, VPSH and Envoii Healthcare, LLC, wherein Envoii Healthcare, LLC, in conjunction with Envoii, Inc., agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. This Agreement and the Patent License Agreement and Release were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky.

     Under the terms of the Joint Venture Agreement, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real-time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Company receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding from the U. S. Department of Justice, Bureau of Justice Assistance. The terms of the contract were completed in April 2005.

Item 13. Exhibits and Reports

     a.) Exhibits

Exhibit
Number     Description
-------   -----------------------

3(i).1  * Certificate of Incorporation, dated March 3, 1988

3(i).2  * Articles of Amendment to the Articles of Incorporation, dated December
          5, 1988

3(i).3  * Certificate of Amendment to the  Certificate of  Incorporation,  dated
          January 20, 1989

3(i).4  * Certificate of Amendment to the  Certificate of  Incorporation,  dated
          March 13, 1989

3(i).5  * Certificate of Amendment to the  Certificate of  Incorporation,  dated
          September 30, 1991

3(i).6  * Certificate of Amendment to the  Certificate of  Incorporation,  dated
          February 14, 1992

3(i).7  * Certificate of Amendment to the  Certificate of  Incorporation,  dated
          February 2, 2000

3(i).8  * Certificate of Amendment to the  Certificate of  Incorporation,  dated
          August 1, 2002

3(ii).1 * By-Laws

10.1 * Consulting Agreement by and between the Company and Rusbar Financial Services, Inc., dated April 2001

10.2 * Consulting Agreement by and between the Company and Harry M. Zachem, dated May 14, 2001

10.3 * Consulting Agreement by and between the Company, Verified Prescription Safeguards, Inc. and Fairmund International Services, Ltd., dated April 21, 2003

10.4    * Consulting   Agreement   by  and  between  the  Company  and  Internet
          Capital.com, LLC, dated July 2003

10.5 * Consulting Agreement by and between the Company and Innovative Technologies, dated October, 2003

10.6 * Employment Agreement by and between the Company and James Kemper Millard, dated December 31, 2003

10.7 * Patent License Agreement and Release by and between the Company, Verified Prescription Safeguards, Inc., Envoii Healthcare, LLC, and VPS Holdings, LLC, dated January 5, 2004.

10.8 * Stock Loan Agreement, by and between the Company and the parties referenced therein, dated May 9, 2005

10.9    * Promissory Note payable to Kentrust, Inc., dated November 14, 1998

10.10   * Promissory Note payable to Kentrust, Inc., dated December 23, 1998

10.11   * Promissory Note payable to Kentrust, Inc., dated January 27,1999

10.12   * Promissory Note payable to James Arch, dated August 1, 2000

10.13   * Promissory Note payable to Lee M. Tillman, dated September 7, 2005

10.14   * Promissory Note payable to FV Investments, dated July 31, 2003

10.15   * Promissory Note payable to Cora Spence Carrick, dated April 27, 2005

10.16   * Promissory Note payable to James Kemper Millard, dated March 18, 2005

21.1    * Schedule of Subsidiaries

31.1    * Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

31.2    * Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

32.1 * Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------
* Filed herewith.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.


Item 14. Principal Accountant Fees and Services Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $17,700 and $21,070, respectively.

Audit Related Fees
     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Tax Fees
     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

All Other Fees
     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

Audit Committee
     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                  EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)



Date: January 6, 2006             By   /s/ James K. Millard
                                     ------------------------------------------
                                        James K. Millard
                                  Director, CEO, President, and CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                           Title                         Date
                ---------


  /s/ James K. Millard
------------------------
James K. Millard          Director, CEO, President, and CFO    January 6, 2006



  /s/ James Arch
------------------------
James Arch                      Chairman                       January 6, 2006

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
 (Development Stage Companies)

TABLE OF CONTENTS
--------------------------------------------------------------------------- ----

                                                                            Page

Report of Independent Registered Public Accounting Firm                     F- 2

Consolidated  Balance Sheet of Equity  Technologies  & Resources,
     Inc. and Subsidiary as of December 31, 2003, and the Related Consolidated Statements of Operations, of Stockholders' Deficiency, and of Cash Flows for the Years Ended December 31, 2003 and 2002, and for the Period from Inception of the Development Stage on January 1, 1994, through December 31, 2003:

    Balance Sheet                                                           F- 5

    Statements of Operations                                                F- 6

    Statements of Stockholders' Deficiency                                  F- 7

    Statements of Cash Flows                                                F-13

    Notes to Consolidated Financial Statements                              F-14


-------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
EQUITY TECHNOLOGIES AND RESOURCES, INC. & SUBSIDIARY
Louisville, KY

We have audited the accompanying balance sheet of Equity Technologies and Resources, Inc. & Subsidiary [a development stage company] as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003 and for the period from inception of development stage on January 1, 1994 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Equity Technologies and Resources, Inc. & Subsidiary for the period from January 1, 1994 through December 31, 2002 were audited by other auditors whose reports expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2002 reflect an accumulated deficit of $22,502,601. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on January 1, 1994 through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Technologies and Resources, Inc. and Subsidiary [a development stage company] as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from inception of development stage on January 1, 1994 through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming The Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no revenues and recurring losses since inception of development stage. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
September 7, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Equity Technologies & Resources, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of Equity Technologies and Resources, Inc. & Subsidiary (a Development Stage Company) ("the Company") for the years ended December 31, 2002 and 2001, and for the period from inception of the development stage on January 1, 1994 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The related consolidated statements of operations, stockholders' deficiency, and cash flows of the Company from inception of the development stage on January 1, 1994 through December 31, 2000 were audited by other auditors whose reports expressed an unqualified opinion with a going concern explanatory paragraph on those statements. Our opinion on the consolidated statements of operations, stockholders' deficiency and cash flows from inception of the development stage on January 1, 1994 through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the periods indicated, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Clancy and Co.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

May 23, 2003, except Note 11, which is
dated as of September 19, 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2001

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED BALANCE SHEET                                                     DECEMBER 31, 2003
------------------------------------------------------------------------------------------------
                ASSETS

CURRENT ASSETS:
Cash                                                                            $            119

Total current assets                                                                         119
                                                                                ----------------
TOTAL ASSETS                                                                    $            119
                                                                                ================
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                                                $        174,715
Accounts payable - related parties                                                       176,278
Dividends payable                                                                         19,750
Accrued salaries                                                                         120,000
Accrued expenses                                                                         222,150
Accrued interest                                                                         158,945
Notes payable                                                                             28,400
Notes payable - bank                                                                      11,679
Notes payable, current portion - related parties                                         629,838
                                                                                ----------------
Total current liabilities                                                              1,541,755
                                                                                ----------------

NOTES PAYABLE, LONG-TERM PORTION - RELATED PARTY                                         300,000
                                                                                ----------------
Total liabilities                                                                      1,841,755
                                                                                ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,
   none issued and outstanding                                                                 0
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
   70,000 issued and outstanding                                                              70
Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
   none issued and outstanding                                                                 0
Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
   143,893,594 issued and outstanding                                                     14,389
Common stock, class B - $0.01 par value, 100,000 shares authorized,
   100,000 issued and outstanding                                                          1,000
Additional paid-in capital                                                            21,180,798
Accumulated deficit prior to the development stage                                   (8,390,740)
Deficit accumulated during the development stage                                    (14,647,153)
                                                                                ----------------
Total stockholders' deficiency                                                       (1,841,636)
                                                                                ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $            119
                                                                                ================

          See accompanying notes to consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003
------------------------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                       During the
                                                                                                      Development
                                                               2003                 2002                 Stage
                                                         ----------------     ---------------      -----------------
REVENUES                                                 $              0     $             0      $               0

GENERAL AND
ADMINISTRATIVE EXPENESES                                          579,387           1,522,099             10,205,307
                                                         ----------------     ---------------     ------------------

LOSS FROM CONTINUING OPERATIONS                                  (579,387)         (1,522,099)           (10,205,307)

OTHER (EXPENSES) INCOME:
Interest expense                                                 (162,524)           (198,507)              (509,859)
Interest income                                                         0                   0                     59
                                                         ----------------     ---------------     ------------------
Total other expenses - net                                       (162,524)           (198,507)              (509,800)
                                                         ----------------     ---------------     ------------------

NET LOSS FROM CONTINUING OPERATIONS                              (741,911)         (1,720,606)           (10,715,107)

NET LOSS FROM DISCONTINUED                                              0                   0             (3,837,987)
OPERATIONS
                                                         ----------------      --------------     ------------------

NET LOSS                                                 $       (741,911)    $    (1,720,606)    $      (14,553,094)
                                                         ================     ===============     ==================

DIVIDENDS ON PREFERRED STOCK                             $              0     $             0      $          32,517
                                                         ================     ===============     ==================

Basic and diluted loss per share of common stock:
   Loss from continuing operations                       $          (0.01)    $         (0.02)    $            (0.38)
   Loss from discontinued operations                                 0.00                0.00                  (0.14)
                                                         ----------------     ---------------     ------------------

   Net loss                                              $          (0.01)    $         (0.02)    $            (0.52)
                                                         ================     ===============     ==================

Weighted average number of common shares
outstanding basic and diluted                                 143,893,594          78,775,306             28,221,198
                                                         ================     ===============     ==================

          See accompanying notes to consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003
------------------------------------------------------------------------------------------------

                                                      Preferred     Preferred   Preferred     Preferred   Preferred     Preferred
                                                        Stock         Stock       Stock         Stock       Stock         Stock
                                                       Class A       Class A     Class B       Class B     Class C       Class C
                                                        Shares        Amount      Shares        Amount      Shares        Amount
                                                      ----------  ------------  ----------  ------------  ----------  ------------
BALANCES, JANUARY 1, 1994                                148,000  $        148      78,500  $         78

Preferred stock issued for cash at $1.00 per share                                 203,500           204       6,000  $          6
Preferred stock issued for services at $1.00 per share                               6,200             6       4,200             4
                                                      ----------  ------------  ----------  ------------  ----------  ------------

BALANCES, DECEMBER 31, 1994, 1995, AND 1996              148,000           148     288,200           288      10,200            10

Shares converted to Class A common stock                                            (5,000)           (5)
Shares converted to Class A common stock                                           (11,000)          (11)
Canceled shares                                          (98,000)          (98)   (272,200)         (272)    (10,200)          (10)
                                                      ----------  ------------  ----------  ------------  ----------  ------------

BALANCES, DECEMBER 31, 1997, 1998, AND 1999               50,000            50           0             0           0             0

Shares issued as consideration for purchase of
subsidiary, December 15, 2000                                                       40,000            40
                                                      ----------  ------------  ----------  ------------  ----------  ------------

BALANCES, DECEMBER 31, 2000                               50,000            50      40,000            40           0             0

Preferred stock dividend, July 16, 2001                   13,169            13

Shares issued in exchange for 300,000 shares of
Growth Fund Partnership, Inc., June 2001                                            30,000            30
                                                      ----------  ------------  ----------  ------------  ----------  ------------

BALANCES, DECEMBER 31, 2001                               63,169            63      70,000            70           0             0

Cancellation of Series A Preferred                       (50,000)          (50)
Additional preferred stock dividend                        4,069             4
Cancellation of preferred shares deemed
        ineligible - held by affiliates                     (186)
Preferred stock converted to Class A common stock        (10,197)          (10)
Preferred stock forfeitures                               (6,855)           (7)
                                                      ----------  ------------  ----------  ------------  ----------  ------------

BALANCES, DECEMBER 31, 2002 AND 2003                           0  $          0      70,000  $         70           0  $          0
                                                      ==========  ============  ==========  ============  ==========  ============

                         (continued on following page)

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003 (CONTINUED)
------------------------------------------------------------------------------------------------
                                                    Common      Common    Common        Common
                                                    Stock       Stock      Stock         Stock     Additional
                                                    Class A     Class A    Class B       Class B      Paid-in    Accumulated
                                                    Shares      Amount     Shares        Amount       Capital     Deficit
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, JANUARY 1, 1994                             11,425  $ 1            100,000  $      1,000  $11,217,203  $ (8,390,740)

Common stock issued for services at
   $135.87 per share                                     700                                             95,106
Common stock issued for services at
   $499.70 per share                                      92                                             45,979
Common stock issued for services at
   $553.66 per share                                      32                                             17,717
Net loss for the year ended
   December 31, 1994                                                                                               (3,563,526)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 1994                           12,249           1     100,000         1,000   11,376,005   (11,954,266)

Common stock issued for cash at $34.02
   per share                                           5,416           1                                184,299
Common stock issued for services at $52.50
   per share                                             500                                             26,250
Common stock issued for dividends at
   $553.66 per share                                      32                                             17,717       (17,717)
Common stock issued for dividends at
   $548.15 per share                                      27                                             14,800       (14,800)
Net loss for the year ended December 31, 1995                                                                        (212,633)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 1995                           18,224           2     100,000         1,000   11,619,071   (12,199,416)

Net loss for the year ended December 31, 1996                                                                         (61,828)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 1996                           18,224            2    100,000        1,000    11,619,071   (12,261,244)

Common stock issued in exchange for preferred
    series B stock at $312.50 per share                   16                                              5,000
Fractional shares issued                                   6                                                  1
Common stock issued for services at $3.00
   per share                                           4,000                                             12,000
Common stock issued for debt at $10.00
   per share                                           5,150            1                                51,499
Common stock issued for services at $4.95
   per share                                          20,590            2                               101,998
Common stock issued for services at $3.00
   per share                                             400                                              1,200
Common stock issued in exchange for preferred
   series B stock at $343.75 per share                    32                                             11,000
Capital contribution-cancellation of shares             (168)                                           388,793
Net loss for the year ended December 31, 1997                                                                        (115,504)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 1997                           48,250           5     100,000         1,000   12,190,562   (12,376,748)

                         (continued on following page)

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003 (CONTINUED)
------------------------------------------------------------------------------------------------
                                                    Common      Common    Common        Common
                                                    Stock       Stock      Stock         Stock     Additional
                                                    Class A     Class A    Class B       Class B      Paid-in    Accumulated
                                                    Shares      Amount     Shares        Amount       Capital     Deficit
                                                  ----------  ---------- -----------  ------------  -----------  ------------

Reversal of cancellation of common A shares            4,280
Common stock issued at $3.15 per share to
     repay note payable                                1,737                                              5,470
Common stock issued to officer at $3.15 per
     share for consulting services                       137                                                431
Common stock issued to officer at $3.15 per
     share for consulting services                    22,480           2                                 71,152
Common stock issued to officer at $3.15 per
     share for consulting services                     2,563                                              8,083
Common stock issued to officer to payoff note
     payable for consulting services                 120,000          12                                 58,446
Net loss for the year ended December 31, 1998                                                                        (150,873)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 1998                          199,447          19     100,000         1,000   12,334,144   (12,527,621)

Net loss for the year ended December 31, 1999                                                                        (178,877)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 1999                          199,447          19     100,000         1,000   12,334,144   (12,706,498)

Common stock issued at $7.00 per share for
     services rendered, June 2000                    166,628          17                              1,166,381
Common stock issued at $0.14 per share for
     services rendered, August 2000                1,350,000         135                                188,865
Common stock issued at $0.14 per share for
     services rendered, August 7, 2000             6,000,000         600                                839,400
Common stock canceled, August 2000                  (120,000)        (12)                               (58,446)      (61,542)
Fractional shares issued                                 832
Common stock canceled                               (100,000)        (10)                                    10
Preferred shares issued as consideration for
     purchase of subsidiary                                                                                 (40)
Common stock issued for cash at $0.25 per
     share, November 2000                             90,000           9                                 22,491

                          (continued on following page)

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003 (CONTINUED)
------------------------------------------------------------------------------------------------

                                                    Common      Common    Common        Common
                                                    Stock       Stock      Stock         Stock     Additional
                                                    Class A     Class A    Class B       Class B      Paid-in    Accumulated
                                                    Shares      Amount     Shares        Amount       Capital     Deficit
                                                  ----------  ---------- -----------  ------------  -----------  ------------

Common stock issued for services at $0.29
    per share, December 2000                         275,000          28                                 79,722
Common stock issued for services at $0.375
    per share, December 2000                         100,000          10                                 37,489
Common stock issued for services at
   $0.375 per share, December 2000                   160,000          16                                 59,984
Net loss for the year ended
    December 31, 2000                                                                                             (3,280,425)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2000                        8,121,907         812     100,000         1,000   14,670,000   (16,048,465)

Common stock issued for services at
    $0.20 per share, January 4, 2001                 600,000          60                                119,940
Common stock issued for cash at $0.25 per
    share, January 5, 2001                            45,000           4                                 11,246
Common stock issued for cash at $0.20 per
    share, February 23, 2001                           2,500                                                500
Common stock issued for services at $0.28
    per share, March 6, 2001                         200,000          20                                 55,980
Common stock issued for services at $0.06
    per share, March 23, 2001                        200,000          20                                 11,980
Common stock canceled, March 28, 2001               (100,000)        (10)                                    10
Correction in common stock issued at $0.20
    per share, April 2, 2001                        (100,000)        (10)                               (19,990)
Common stock issued for services at $0.05
    per share, April 5, 2001                          50,000           5                                  2,495
Common stock issued for services at $0.10
    per share, April 10, 2001                        350,000          35                                 34,965
Common stock issued for services at $0.05
    per share, April 30, 2001                        100,000          10                                  4,990
Common stock issued for 100% ownership
    of newly formed subsidiary, May 9, 2001        7,200,000         720                                   (720)
Common stock issued for services at $0.04
    per share, May 11, 2001                          400,000          40                                 15,960
Common stock issued for services at $0.11
    per share, May 15, 2001                          600,000          60                                 65,940
Common stock issued for services at $0.09
    per share, May 21, 2001                          400,000          40                                 35,960
Common stock issued for services at $0.16
    per share, May 31, 2001                          550,000          55                                 87,945
Common stock issued for services at $0.17
    per share, June 5, 2001                          200,000          20                                 33,980

                          (continued on following page)

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003 (CONTINUED)
------------------------------------------------------------------------------------------------
                                                    Common      Common    Common        Common
                                                    Stock       Stock      Stock         Stock     Additional
                                                    Class A     Class A    Class B       Class B      Paid-in    Accumulated
                                                    Shares      Amount     Shares        Amount       Capital     Deficit
                                                  ----------  ---------- -----------  ------------  -----------  ------------

Common stock issued for services at $0.16
    per share, June 18, 2001                         500,000          50                                 79,950
Common stock issued for services at
    $0.15 per share, June 20, 2001                 2,150,000         215                                322,285
Common stock issued for cash at $0.001 per
    share, July 12, 2001                              10,000           1                                    999
Common stock issued for services at $0.24
    per share, July 12, 2001                       4,379,500         438                              1,050,642
Common stock issued for services at $0.20
    per share, July 24, 2001                       6,450,000         645                              1,289,355
Common stock issued for services at $0.20
    per share, July 24, 2001                         800,000          80                                159,920
Common stock issued for collateral for
    loans, August 4, 2001                          5,927,713         593                                   (593)
Common stock issued for services at $0.14
    per share, August 15, 2001                       700,000          70                                 97,930
Common stock issued for services at $0.09
    per share, August 31, 2001                       150,000          15                                 13,485
Common stock issued for services at $0.08
    per share, September 4, 2001                     500,000          50                                 39,950
Common stock issued for services at $0.06
    per share, September 6, 2001                     500,000          50                                 29,950
Common stock issued for services at $0.03
    per share, September 24, 2001                    500,000          50                                 14,950
Common stock canceled                             (7,200,000)       (720)                                   720
Common stock canceled                               (500,000)        (50)                                    50


                          (continued on following page)

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003 (CONTINUED)
------------------------------------------------------------------------------------------------

                                                    Common      Common    Common        Common
                                                    Stock       Stock      Stock         Stock     Additional
                                                    Class A     Class A    Class B       Class B      Paid-in    Accumulated
                                                    Shares      Amount     Shares        Amount       Capital     Deficit
                                                  ----------  ---------- -----------  ------------  -----------  ------------

Shares issued in exchange for 300,000 shares
   of Growth Fund Partnership, Inc., June 2001                                                              (30)
Common stock issued for insurance guarantee
   at $0.03 per share, October 17, 2001            2,500,000         250                                 74,750
Common stock issued for services at $0.07 per
   share, October 19, 2001                           130,000          13                                  9,087
Common stock issued for collateral on loan
   at $0.07 per share, October 19, 2001            4,800,000         480                                335,520
Common stock issued for services rendered
   at $0.07 per share, October 25, 2001              750,000          75                                 52,425
Common stock issued for collateral on loans
   at $0.05 per share, November 6, 2001            2,000,000         200                                 99,800
Common stock issued for collateral on loan
   at $0.03 per share, November 12, 2001           1,200,000         120                                 35,880
Common stock issued for services rendered
   at $0.03 per share, November 12, 2001           1,500,000         150                                 44,850
Common stock issued for insurance guarantee
   at $0.03 per share, November 12, 2001             500,000          50                                 14,950
Common stock issued for services at $0.06 per
   share, November 19, 2001                          200,000          20                                 11,980
Common stock issued for services at $0.04 per
   share, December 12, 2001                          600,000          60                                 23,940
Common stock issued for services at $0.04 per
   share, December 19, 2001                          200,000          20                                  7,980
Common stock issued for services at $0.05 per
   share, December 31, 2001                          500,000          50                                 24,950
Preferred stock dividend                                                                                    (13)
Accounts payable and accrued expenses
   converted to capital                                                                                 743,837
Net loss for the year ended December 31, 2001                                                                      (4,526,911)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2001                       48,566,620       4,856     100,000         1,000   19,710,680   (20,575,376)

Additional preferred stock dividend
Common stock issued for consulting services                                                                  (4)
   at $0.04 per share, January 2, 2002              500,000           50                                 19,950
Common stock issued for financial consulting
   services rendered at $0.03 per share,
   February 24, 2002                                200,000           20                                  5,980
Common stock issued for collateral on loans
   at $0.08 per share, June 21, 2002             14,000,000        1,400                              1,118,600
Cancellation of previously issued common stock
   in 2001 for collateral on loans,
   June 27, 2002                                 (2,000,000)        (200)                              (99,800)
Common stock issued for consulting services
   rendered at $0.03 per share,
   August 3, 2002                                 7,300,000          730                               218,270
Preferred stock conversion in September 2002,
   for holders of record, July 16, 2001          72,826,974        7,283                               (7,273)
Common stock issued for collateral on loans
   at $0.02 per share, November 4, 2002           2,500,000          250                                49,750
Cancellation of Series A preferred shares and
   related dividends payable                                                                            85,000
Preferred stock forfeitures                                                                                  7
Accrued expenses converted to capital                                                                   79,638
Net loss for the year ended December 31, 2002                                                                      (1,720,606)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2002                      143,893,594      14,389     100,000         1,000   21,180,798   (22,295,982)

Net loss for the year ended December 31, 2003                                                                       (741,911)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2003                      143,893,594  $   14,389     100,000  $      1,000  $21,180,798   (23,037,893)
                                                ============  ========== ===========  ============  ===========  ============

Accumulated deficit:
   Prior to development stage                                                                                      (8,390,740)
                                                                                                               --------------
   During development stage                                                                                    $  (14,647,153)
                                                                                                               ==============

          See accompanying notes to consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003

                                                                                                              Accumulated
                                                                                                               During the
                                                                                                              Development
                                                                       2003                 2002                 Stage
                                                                ----------------     ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $       (741,911)   $     (1,720,606)     $     (14,553,094)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Common stock issued for services or collateral on loans                                 1,315,000              8,166,584
   Write-off of federal tax lien and related accrued expenses                                (68,836)               (68,836)
   Preferred stock issued for services                                                                               10,400
   Depreciation and amortization                                                                                     70,532
   Bad debt expense                                                                                                 140,299
   Loss on disposal of assets and partnership interests                                                           2,364,508
   Discontinued operations                                                                                          456,078
   Changes in assets and liabilities:
     Decrease in accounts receivable - trade                                                                         20,921
     Increase in accounts payable                                        212,420             104,905              1,191,510
     Increase in accrued expenses                                        507,238             222,280                874,072
Net cash used in operating activities                                    (22,253)           (147,257)            (1,327,026)
                                                                ----------------     ---------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                         (11,059)
Sale of land                                                                                                         (3,201)
Other                                                                                                                64,000
                                                                ----------------     ---------------      -----------------
Net cash provided by investing activities                                      0                   0                 49,740
                                                                ----------------     ---------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                       323,050
Sale of preferred stock for cash                                                                                    209,500
Proceeds from notes payable                                               21,900             185,622                809,857
Principal payments on notes payable                                                          (38,505)               (65,002)
                                                                ----------------     ---------------      -----------------
Net cash provided by financing activities                                 21,900             147,117              1,277,405
                                                                ----------------     ---------------      -----------------

NET (DECREASE) INCREASE IN CASH                                             (353)               (140)                   119

CASH, beginning of period                                                    472                 612                      0
                                                                ----------------     ---------------      -----------------

CASH, end of period                                             $            119     $           472      $             119
                                                                ================     ===============      =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest                            $              0     $        62,747      $         106,756
                                                                ================     ===============      =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Accrued expenses converted to notes payable                     $        220,997     $             0      $         220,997
                                                                ================     ===============      =================
Accounts payable and accrued expenses converted to capital      $              0     $        79,638      $         823,475
                                                                ================     ===============      =================
Common stock issued for services or collateral on loans         $              0     $     1,315,000      $       8,166,584
                                                                ================     ===============      =================
Preferred stock issued for services                             $              0     $             0      $          10,400
                                                                ================     ===============      =================
Common stock issued for dividends                               $              0     $             0      $          50,234
                                                                ================     ===============      =================
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                    $              0     $        85,000      $         465,400
                                                                ================     ===============      =================
Common stock issued for debt                                    $              0     $             0      $         115,428
                                                                ================     ===============      =================


See accompanying notes to consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2003 AND 2002, AND FOR THE PERIOD FROM INCEPTION OF THE development STAGE ON JANUARY 1, 1994, THROUGH December 31, 2003
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of Equity Technologies & Resources, Inc. (the "Company") and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. Collectively, they are referred to herein as the "Companies".


Organization and Nature of Operations.

Organization - The Company was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.

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

From the original inception of the Company on March 4, 1988, to the inception of the development stage on January 1, 1994, the Company was heavily involved in mining and exploration activities principally in Arkansas. The Company generated an accumulated deficit of $8,390,740 prior to the Company entering the development stage.

In January 2000, the Company elected to change its official name from Equity AU, Inc., to Equity Technologies & Resources, Inc.

On August 2, 2002, the Company amended its articles of incorporation to change the authorized capital stock of the Company. The aggregate number of Class A common shares authorized for issuance is 300,000,000 shares with a par value of $0.0001; the aggregate number of Class B common shares authorized for issuance is 100,000 with a par value of $0.01; the aggregate number of Class A preferred shares authorized for issuance is 2,000,000 with a par value of $0.001; the aggregate number of Class B preferred shares authorized for issuance is 300,000 shares with a par value of $0.001; and the aggregate number of Class C preferred shares authorized for issuance is 100,000 shares with a par value of $0.001.

The amendment was recorded by the State of Delaware on January 23, 2003. All per share and share information has been retroactively restated to reflect the changes in par value.

Nature of Operations - The Company was originally engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, to acquire mineral claims, rights, facilities and equipment, and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. The Company has had no significant operations since August 1993 and entered the development stage on January 1, 1994. During September 1996, the Company resumed operations and again suspended operations in December 1996. As a result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage as per Statement of Financial Accounting Standards ("SFAS") No. 7 (see Note 2).

On December 15, 2000, the Company acquired all of the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock (see Note 5). The acquisition of VPS was accounted for as a purchase per Accounting Principles Board No. ("APB") 16. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology (see Notes 10 and 11). Management intends to use the majority of funds obtained toward this development. The purchase price of the acquired subsidiary was determined among the parties to be 40,000 shares of Class B preferred stock redeemable at $500 per share ($20,000,000). The preferred shares issued are redeemable for cash only at $500 per share payable from 50% of net revenues of the subsidiary for the next seven years. The conversion feature of the issued preferred shares allows them to be converted into cash, pursuant to future revenues, but does not allow them to be converted into common stock at any time.

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

The Companies are currently engaged in the development and marketing of internet prescription drug technology (see Notes 10 and 11).


Summary of Significant Accounting Policies.

Accounting Method - The Companies' consolidated financial statements are prepared using the accrual method of accounting. The Companies have elected December 31 year-ends.

Principles of Consolidation - The accompanying consolidated financial statements include those of Equity Technologies & Resources, Inc., and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents - The Companies consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2003 and 2002, the Companies had no cash equivalents.

Concentration of Credit Risk - The Companies maintain cash balances at financial institutions that are insured by the FDIC up to $100,000.

Income Taxes - The Companies account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Long-lived Assets - The Companies record impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the consolidated financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic loss per share are not included in the computation of diluted loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Comprehensive   Income  -  The  Companies   include   material  items  of  other
comprehensive income, if any, by their nature in a consolidated financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. No material accumulated balance of other comprehensive income existed at December 31, 2003.

Capital Structure - The Companies disclose their capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has recently issued the following pronouncements, none of which are expected to have a significant affect on the consolidated financial statements:

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

April 2003 - SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Companies.

May 2003 - SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not affect the Companies.

Most Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions
- an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29"; SFAS No. 123 (revised
2004), "Share-Based Payment"; and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS Nos. 151, 152, 153, 123 (revised 2004), and 154 have no current applicability to the Companies or their effect on the consolidated financial statements would not have been significant.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the consolidated financial statements of the Companies.

Reclassifications - Certain amounts in the Companies' consolidated financial statements as of and for the year ended December 31, 2002, have been reclassified to conform to the presentation adopted in the consolidated financial statements as of and for the year ended December 31, 2003. Total assets, total liabilities, total stockholders' deficiency, net loss, and cash flows did not change as a result of these reclassifications.

NOTE 2 - GOING CONCERN

During their development stage, the Companies have had limited operations and have not been able to develop an ongoing, reliable source of revenue to fund its existence. The Company's day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Companies' results of operation due to its lack of capital resources can be expected to continue until such time as the Companies are able to generate additional capital from other sources. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Companies to continue as a going concern. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of the Companies for the next twenty-four months. However, there can be no assurances to that effect, as the Companies expect minimal revenues and the Companies' need for additional funding will be necessary for the Companies' development plans and projects. If the Companies cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months management believes the Companies have viable plans to continue as going concerns. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations (see Note 11 for subsequent events).

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Companies as going concerns is dependent upon the success of the Companies in obtaining additional funding and the success of their future operations. The Companies' ability to achieve these objectives cannot be determined at this time. The accompanying consolidated financial statements should not be regarded as typical for normal operating periods.


NOTE 3 - NOTES PAYABLE - BANK

Notes payable - bank at December 31, 2003, totaling $11,679 represents a note due to First Security Bank of Lexington, Kentucky, bearing interest at 5.75% per annum, maturing on February 13, 2004, with principal and interest due at maturity. As of April 11, 2005, this note was paid in full.


NOTE 4 - NOTES PAYABLE

Notes payable of the Companies are as follows at December 31, 2003:

Note payable to a related party dated July 2003,  secured by
Class A  common  stock  and  interest  in  related  entries, bearing  interest at 12% per annum  through July 2005,  with principal due on that date, with  additional  interest of 5%
per annum  until  paid,  personally  guaranteed  by a former
officer of the Company (see Note 7)                                 $   300,000

Unsecured notes payable to a related party,  $165,500,  past due,  bearing interest at 12%, with a late fee of 10% of the
principal due, $41,400 due in one year, bearing 10% interest            206,900

Unsecured  notes payable to a related party dated  September
2003, bearing interest at 10% per annum,  matures October 1,
2004                                                                    180,000

Unsecured,  non-interest  bearing  notes  payable to various
related parties, due on demand                                          168,638

Non-interest  bearing notes  payable to various  related and third parties, secured by guarantees of common stock, due on
demand                                                                   30,500

Unsecured notes payable to various related parties,  bearing
interest ranging from 10% to 12%, past due                               24,300

Unsecured non-interest bearing notes payable, due on demand              21,900

Unsecured  notes payable to a related  party dated  December
1999, past due,  bearing  interest at 12% per annum (default rate  of 18%  per  annum),  with  a  late  fee of 10% of the
principal due                                                            20,000

Unsecured   promissory  note  to  a  related  party  bearing
interest  at 10%,  past due,  interest  payable  annually in
either stock or cash, or both                                             6,000
                                                                    -----------
Total                                                                   958,238
Less current portion of related party amounts                          (629,838)
Less long-term portion of related party amount                         (300,000)
                                                                    -----------
Total notes payable                                                 $    28,400

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at December 31, 2003, was $158,272.


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

Total preferred shares converted to common stock were 10,197 or 72,826,974 shares of common stock (see Note 5 caption "Common Stock - Class A"). Each share of preferred stock was convertible into 7,142 shares of common stock based on the computed conversion ratio of 90% of the Company's average 20-day market price beginning 20 trading days prior to the conversion date of July 16, 2002. The Company's average market price within this period was $0.08 and therefore the conversion ratio was $0.07. All preferred shareholders had thirty days to convert to common stock and if not converted, the preferred shares expired on August 16, 2002. The holding period was deemed to begin on July 16, 2001. Total forfeited preferred shares were 6,855.

Preferred Stock - Class B

The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $0.001 per share and as of December 31, 2003, there were 70,000 shares outstanding that were issued as follows:

(1) In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all of the outstanding shares of Verified Prescription Safeguards, Inc. (see Note 1). These preferred shares are not convertible into shares of common stock. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $12,000 at December 31, 2003.

(2) In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. ("Growth Fund") common stock. The Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. Additionally, in the event the Company uses the common stock of Growth Fund to anchor or establish a credit facility in its favor, the Company agrees to pay Growth Fund one-half of the cash dividend referred to above, or one percent of the value of the Class B Preferred Stock at closing of the credit facility, notice of which shall be given by the Company to Growth Fund at least ten days prior thereto. The acquisition was recorded at $0. The cumulative amount of dividends was $7,750 at December 31, 2003. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

Preferred Stock - Class C

The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $0.001 per share. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share and accrue a 10% dividend annually. Management canceled all outstanding shares and related dividends payable in 1997 and there remain no shares issued and outstanding as of December 31, 2003.

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

In June 2000, the Company issued 166,628 shares of its series A common stock to related parties at $7.00 per share as consideration for services rendered. The shares were valued at the fair market value at the time of the issuance.

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

In December 2000, the Company issued 535,000 shares in exchange for services rendered. The shares were valued at $0.29-$0.375 per share based upon the market value of the stock at the issuance dates.

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

On May 9, 2001, the Company issued 7,200,000 shares of common stock at $0 for 100% acquisition of ETCR M&A, Inc., a newly formed subsidiary with no assets or liabilities. These shares were canceled in November 2001 and the Company does not currently hold any interest in ETCR.

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

On June 20, 2001, the Company issued 2,150,000 shares of common stock at $0.15 per share for services rendered, of which 500,000 shares were issued to the current President of the Companies. The shares were valued at the fair market value on the date of issuance.

On July 12, 2001, the Company issued 10,000 shares of common stock at $.001 per share for cash of $1,000.

On July 12, 2001, the Company issued 4,379,500 shares of common stock at $0.24 per share for services rendered, of which 3,829,500 shares were issued to the former President of the Companies. The shares were valued at the fair market value on the date of issuance.

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

In August 2001, 5,927,713 additional shares were issued to an entity controlled by the former President of the Companies representing post-split shares from August 2000 that never got issued as collateral for loans.

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

On October 17, 2001, the Company issued 2,500,000 shares of common stock at $0.03 per share for an insurance guarantee on a policy. The shares were valued at the fair market value on the date of issuance.

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

On August 2, 2002, the Company issued 7,300,000 shares of common stock at $0.03 per share for services rendered as follows: 1,500,000 issued to an unrelated party for international consulting services rendered; 4,000,000 issued to the current President and director for consulting services rendered; and 1,800,000 to the current Chairman and director of the Companies for services rendered. The shares were valued at the fair market value on the date of issuance.

During September 2002, the Company issued 72,826,974 shares of common stock for the conversion of 10,197 shares of preferred stock (see Note 5 caption "Preferred Stock - Class A").

On November 4, 2002, the Company issued 2,500,000 shares of common stock at $0.02 per share as collateral for loans outstanding. The shares were valued at the fair market value on the date of issuance.

Common Stock - Class B

The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Companies. There were 100,000 shares issued and outstanding as of December 31, 2003, which are held by the current Chairman and director of the Companies.


NOTE 6 - CONTINGENCIES AND COMMITMENTS

(a) Federal Taxes - The Company previously owed approximately $69,000 in federal taxes, including accrued penalties and interest. On April 12, 2002, a
"Certificate of Release of Federal Tax Lien" was received from the U.S. Department of the Treasury. The consolidated financial statements for the year ended December 31, 2002, include the reversal of the accrual as a non-cash item, which is included in general and administrative expenses on the consolidated statement of operations.

During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have been recorded as accounts payable and general and administrative expenses at December 31, 2003, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

(b) Cancellation of Stock

     (1) On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued. Management canceled these shares, which resulted in contributed capital of $8,393.

     (2) On December 31, 1997, the Company canceled 98,000 shares of Class A preferred stock, 272,200 shares of Class B preferred stock, and 10,200 shares of Class C preferred stock. No record of owners of these shares could be determined. The results of the cancellation of these shares was contributed capital of $380,400. All dividends associated with the canceled shares were also canceled. The Companies may be liable to the owners of these shares, should the owners of these shares be identified.

     (3) During the year ended December 31, 2002, the Company canceled 50,000 shares of Class A preferred stock and related dividends payable of $35,000, which was held by an affiliate of the Companies.

(c)  Claims from Creditors

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

(d) Notes Payable - Substantially all of the Companies notes payable are currently in default status (see Note 4).

(e) Resignation of Principal Officer and Director - During the third quarter of 2002, a principal officer and director of the Companies resigned following an indictment for conspiracy to commit securities fraud to which he pled guilty. No charges or claims were or have since been made against the Companies or their other officers and directors. The Companies are of the opinion that this incident will not have any material adverse impact on the Companies.

(f) Class B Preferred Stock Dividend - Pursuant to an agreement with Growth Fund, the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund (see Note 5).

(g) Purchase Commitment Cancellation - On July 19, 2001, the Company signed a purchase order to purchase 1,000 MEDTURFTM appliances over the next 24 months from MB Software Corporation at $450 per unit. The Companies paid $7,250 to MB Software, Inc., pursuant to the purchase order and the letter of intent between Medeway, Inc. ("Medeway") and the Companies (also dated July 19, 2001), which represented one-half of the total amount payable for 10 appliances and programming work to be performed, with the balance of $7,250 to be paid upon the delivery of said appliances. The MEDTURFTM appliance is a combination of a computer appliance and point of sale device, and is designed for physician practices, pharmacies, and home use. The MEDTURFTM appliance has a proprietary 'touchscreen' application installed. Medeway is the owner of the intellectual property, which is being used by over 4,500 physicians under contract with Medeway and/or its affiliates. The Companies planned to install the patent-pending system of VPS, the Company's wholly-owned subsidiary, which is developing a system for electronically transmitting prescriptions using the Internet. The purchase order and letter of intent have subsequently been canceled and there is no future purchase commitment due.

(h) Consulting Agreements

     (1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. As of December 31, 2003, no amount has been provided for in these consolidated financial statements as no services have been rendered.

     (2)  During  August 2001,  the  Companies  entered  into an  agreement  for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000, however, the consultant has not performed any work and the
          Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these consolidated financial statements.

     (3) On April 21, 2003, the Companies entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of October 31, 2005, these shares have not been issued and the liability of $199,650 is recorded in the accompanying consolidated balance sheet in accrued expenses.

     (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, of which $100,000 is included in Accounts Payable - related party as of December 31, 2003. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, of which $40,000 is included in Accounts Payable - related party as of December 31, 2003 (see Note 7 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of October 31, 2005, the Companies have not issued any shares of common stock related to these agreements.

(i) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934 and are delinquent in filing their annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004, and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004, and 2005, and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed. The management and legal counsel of the Companies are currently in contact with the Securities and Exchange Commission and are in the process of completing such forms for filing.


NOTE 7 - RELATED PARTY TRANSACTIONS

Arkansas American Mining and Exploration, Inc. ("AAME") was owned and controlled by the founders of the Company. In 1988, AAME exchanged mining claims, milling facility, and a core drilling rig, for the Company's common stock. In 1994, Arkansas Mineral Partners Ltd., a partnership owed by James Arch, a former President of the Company, loaned the Company $152,000 secured by the Company's land, buildings, and equipment. This note, plus interest, was due in the fourth quarter of 1996. The Company defaulted on the note. The property and equipment were claimed by the note holder and written off by the Company. All obligations of the Company related to this transaction have been fully satisfied.

During 1995, the Company paid $25,000 for services rendered by Stephen Guarino, former Director, President and CEO of the Company, and issued 2,500,000 (before reverse splits in September 1997 and July 2000, see Note 5) shares of Class A common stock for additional services valued at $26,250.

During 1997, the Company issued 1,029,500 (before the reverse split in July 2000, see Note 5) shares of Class A common stock to James Arch, a former President and current director of the Company for services valued at $102,000. An agreement was made with this former officer for continued consulting services which agreement is no longer in effect.

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note is past due and outstanding at December 31, 2003, was $206,900. Accrued interest on these notes as of December 31, 2003, was $107,208. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998, through December 31, 2000, as President ($300,000) and during the period January 1, 1999, through December 31, 2000, as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000, through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999, to December 31, 1999, for her services as Secretary ($60,000). The employment contracts were scheduled to expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid-in capital due to the Companies' lack of operating cash flow. Additionally, the Companies converted accrued expenses of $173,837 to additional paid-in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000, to December 31, 2001, from its former president. The Companies continued to charge $7,637 per month for these incidental expenses through December 31, 2002, which were reflected as charges to the consolidated statement of operations with an offset to additional paid-in capital for any amounts not paid during the respective current year. During 2002, the Company charged net accrued expenses of $79,638 to additional paid-in capital.

During the year ended December 31, 2003, the Companies converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Companies also renegotiated and entered into consulting agreements with related parties totaling $192,500 during the year ended December 31, 2003, of which $140,000 is included in Accounts Payable - related party as of December 31, 2003 (see Note 6). Also, there are unreimbursed expenses due to officers totaling $12,553 at December 31, 2003.

As more fully described in Note 5 - Capital Stock, several equity transactions occurred between the Company and related parties.


NOTE 8 - INCOME TAXES

There is no current or deferred income tax expense due to the Companies' consolidated loss position and the deferred tax benefits of prior years timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

Reconciliations of the expected federal income tax benefit based on the U.S. corporate income tax rate of 34% to actual benefit for the years ended December 31, 2003 and 2002, are as follows:

                                                                     Accumulated
                                                                        During
                                                                     Development
                                             2003          2002         Stage
                                          ----------    ----------  ------------
   Expected federal income tax benefit    $  252,000    $  585,000  $ 4,019,000
   Increase in valuation allowance          (252,000)     (585,000)  (4,019,000)
   Income tax expense (benefit)           $        0    $        0  $         0

At December 31, 2003, the potential non-current deferred tax asset of approximately $5,477,000 results from the deferred tax benefit of applying the
U. S. corporate income tax rate of 34% to the net operating loss carryforwards of approximately $16,110,000, which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

As of December 31, 2003, the Companies have potential available net operating loss carryforwards for federal income tax purposes of approximately $16,110,000, which expire through 2023. Pursuant to the Tax Reform Act of 1986, annual utilization of the Companies' net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Companies have not determined, at this time, if the net operating loss carryforwards will be limited for such changes in ownership.

As of October 31, 2005, the Companies have filed their corporate income tax returns through 1999. The Companies 2000 through 2004 corporate income tax returns are expected to be completed and filed by January 2006. There are no significant tax, interest, or penalty liabilities due to the recurring losses.


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

Loss from discontinued operations for the period from inception of the development stage on January 1, 1994, through December 31, 2003, is as follows:

   SALES                                                $            0

   COST OF SALES                                                33,817
                                                        --------------

   GROSS MARGIN                                                (33,817)

   OPERATING EXPENSES                                        1,399,405
                                                        --------------

   LOSS FROM OPERATIONS                                     (1,433,222)
                                                        --------------

OTHER INCOME (EXPENSES):
   Other income                                                     41
   Interest expense                                            (40,953)
   Other expense                                               (30,185)
   Gain on sale of land                                         30,840
   Loss on disposal of assets                                  (75,667)
   Loss on partnership interests                            (2,288,841)
                                                        --------------
   Total Other Income (Expenses)                            (2,404,765)
                                                        --------------

   LOSS BEFORE INCOME TAX BENEFIT                           (3,837,987)

   INCOME TAX BENEFIT                                                0
                                                        --------------

   LOSS FROM DISCONTINUED OPERATIONS                    $   (3,837,987)
                                                        ==============


   DIVIDENDS ON PREFERRED STOCK                         $      (32,517)
                                                        ==============


NOTE 10 - JOINT VENTURE AGREEMENT

On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Companies. The contract awarded allowed VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy facilities. The project will be conducted by a consortium of companies under license to VPSH, that includes Envoii, Inc., a San Francisco, California, software developer, and Computer Information Systems, Inc., a London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of this state contract, VPSH will license the technologies from each corporation for a nominal fee. Any benefits or revenues, derived from the use of technology acquired by VPSH, shall pass directly through to the Companies, under the terms of the Joint Venture Agreement.

The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of a Patent License Agreement and Release dated January 5, 2004, from the Companies. This

Patent License Agreement and Release was granted with the understanding that VPSH would enter into an agreement with Envoii Healthcare, LLC, a Nevada limited liability company, to undertake the funding and development of the Verified Prescription Safeguards "Veriscrip (TM)" prescription drug monitoring system and in consideration of payments to be received by the Companies. Envoii Healthcare, LLC, owns the exclusive rights in the healthcare channel of trade rights to the "Envoii (TM)" system.

The Patent License Agreement and Release was executed by the Companies, VPSH, and Envoii Healthcare, LLC, wherein Envoii Healthcare, LLC, in conjunction with Envoii, Inc., agreed to undertake the development of the real-time prescription drug monitoring system and raise the necessary funding for the project. The Joint Venture Agreement and the Patent License Agreement and Release were under negotiation prior to submission of the response to the Kentucky Request for Proposal on April 9, 2003, but executed thereafter, both of which have subsequently been provided and fully disclosed to the Commonwealth of Kentucky.

Under the terms of the Patent License Agreement and Release, contract revenues, if any, other than the grant for the pilot project resulting from the development, implementation, and/or sale of real-time controlled substance prescription monitoring technology to any third party including governmental entities, are to be distributed to Envoii Healthcare, LLC (75%), VPSH (25%), with the Companies receiving 100% of the benefits and revenues distributed to VPSH. The contract with the Commonwealth of Kentucky governs the division of proceeds from the pilot project grant funding from the U. S. Department of Justice, Bureau of Justice Assistance. The terms of the contract were completed in April 2005.


NOTE 11 - SUBSEQUENT EVENTS

During January through April 2004, the Veriscrip (TM) System was programmed and beta-tested at the two pilot sites in Harlan and Perry counties in Southeastern Kentucky in preparation for implementing the project under the terms of the contract. During this period, the system was previewed by several third parties, including a state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip (TM) System at a rural clinic in Harlan County, Kentucky. The pilot project was also conducted at a medical center practice and pharmacy in Hazard, Kentucky, and was concluded on September 23, 2004. On October 15, 2004, the first public demonstration of the Veriscrip (TM) System was conducted at the National Technology Meeting for State Prescription Drug Monitoring Programs in Lexington, Kentucky, sponsored by the National Alliance for Model State Drug Laws.

In December 2004, the Companies contracted with a full-time lobbyist, Babbage Cofounder/InterSouth, Inc., of Lexington, Kentucky, for the duration of the 2005 Kentucky General Assembly, which concluded in April 2005, and unanimously passed Senate Bill 2, which provides for the preliminary framework for establishing an e-health information exchange in Kentucky.

The University of Louisville ("U of L") School of Public Health and Information Sciences initiated the assessment phase of the project in October 2004, and the Assessment Report was completed and delivered to the Kentucky Office of Technology on May 12, 2005. The Office of Technology released the U of L

Assessment Report as a public document on August 19, 2005. The Assessment Report recommends, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescriber data to move in real-time from prescriber to dispenser to the regulatory side," but notes, "The major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip (TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. Seventeen of the 60 recommendations are not expected to be met until 2007. The Verscrip (TM) System meets three of those future criteria completely, and one partially.

During the next twelve months, the Companies expect to present the findings of the University of Louisville Assessment Report to interested state and federal regulatory agencies, as well as an accompanying report prepared for the
California HealthCare Foundation in 2004 that concludes productivity and opportunity costs are minimal, if any, and additional savings may be accrued from "downstream time savings, chiefly from electronic data transmission and more thorough order entry (resulting in fewer pharmacy callbacks for clarification and revision)." The Companies also plan to have a presence at national meetings and conferences of law enforcement and regulatory professions, at which to demonstrate the Veriscrip (TM) System. At the same time, the Veriscrip (TM) System is constantly being improved and upgraded to meet and exceed emerging technology improvements.

During 2005, the Companies entered into three separate unsecured notes payable agreements with related parties totaling $24,000. All notes bear interest at 10%, are payable and due in 2006, and may be converted into shares of the Companies' Class A common stock at the option of the lender based on the fair market value of the stock upon conversion.

Also during 2005, the Companies entered into written agreements with certain current and former officers of the Companies to document various contingent understandings and obligations among the parties relating to services and expenses. These contingent obligations are payable or convertible to capital stock upon the Companies generating certain specified levels of revenue in future years with the total principal amounts not to exceed approximately $4,000,000. Thus, in accordance with accounting principles generally accepted in the United States of America, these contingent obligations and payments will not be recognized until it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

The Companies' working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to finish development of the Veriscrip (TM) System, and the costs associated with launching the system if successfully developed, the acceptance of the system and market penetration along with other factors that may not be foreseeable at this time. The Companies have not made any commitments for capital expenditures. Management believes that the Companies will need at least $2,850,000 in financing to fund operations, pay off existing liabilities, and pay for required development work during the next twelve months. The Companies currently have liabilities in amounts in excess of $2,000,000, substantially all of which are in default, and the Companies do not have the funds to repay the amounts owing. The Companies have no commitments to provide additional funding and there can be no assurance that the Companies will be able to obtain additional funding on satisfactory terms, or at all. If the Companies do not receive the needed funding, they will not be able to execute their business plan.