Form 10KSB
period 2004-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-01-17
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2004

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


--------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     Issuers revenues for its most recent fiscal year: $30,602

     The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of December 31, 2004 was approximately $2,549,352.

     Shares outstanding of the registrant's common stock as of December 31, 2004: 143,993,594

EQUITY TECHNOLOGIES & RESOURCES, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004


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

Employees

     The Company is a development stage company and currently has one full time employee, the Company's sole executive officer, and one part-time employee and officer. The Company's executive officer devotes his full attention to the affairs of the Company, and holds no employment with any other entity. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture. Research and Development

     The Company did not spend any funds on research and development activities during 2003 or 2004.


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

Quarter Ended                                     High (1)      Low (1)
-------------                                     -------       -------

2003
March 31..............................             $0.14         $0.01
June 30...............................             $0.10         $0.02
September 30..........................             $0.08         $0.01
December 31...........................             $0.04         $0.01

2004
March 31..............................             $0.01         $0.01
June 30...............................             $0.07         $0.02
September 30..........................             $0.03         $0.02
December 31...........................             $0.02         $0.02

     Of the total 143,993,594 shares outstanding as of January 11, 2006, approximately 30,368,141, or 21% were restricted against resale into the public market.

Holders of Record

     As of January 11, 2006 there were approximately 661 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

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

Financial Position

     The Company had $220 in cash as of December 31, 2004 and no other assets. The Company's liabilities were $2,106,877 and it had a working capital deficit of $2,106,657. The Company had $30,602 in revenues during 2004 and no revenues during 2003, its general and administrative expenses were $218,767 and $579,387, respectively, during these periods and its net losses were $274,654 and $741,911, respectively, during these periods.

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

     Since December 31, 2003, the Company has failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and was delinquent in filing its annual reports on Form 10-KSB for the periods ended December 31, 2003 and December 31, 2004, and is delinquent in filing its quarterly reports on Form 10-QSB for the quarterly periods ending in 2003, 2004 and 2005 and required current reports on Form 8-K . As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

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

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Rick Factors

     In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and our stage of development. These risk factors include the following.

     We may be subject to liability as a result of our failure to file the required reports with the Securities and Exchange Commission.

     Our common stock is registered pursuant to section 12(g) of the 1934 Act and we are thereby obligated to file annual reports on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, other reports and information as described in the 1934 Act and related rules and to otherwise comply with various provisions of the 1934 Act and related rules. Since December 31, 2003, we failed to comply with substantially all of the obligations imposed upon it by the 1934 Act and we were delinquent in filing our annual reports on Form 10-KSB for the periods ended December 31, 2003 and December 31, 2004, and are delinquent in filing our quarterly reports on Form 10-QSB for the quarterly periods ending in 2003, 2004 and 2005 and required current reports on Form 8-K. As a result, we could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

     We have experienced negative cash flow and operating losses and may never become profitable.

     We are in the early stages of developing the Veriscrip(TM) System to provide solutions for the prescription drug and healthcare industry. There is no meaningful historical operating or financial information about its business upon which to evaluate future performance of the Company or the viability of this product. As of December 31, 2004, we had incurred $14,827,748 in net losses since its inception in 1994. We have generated no revenues during the past two years. We cannot assure generation of revenues, profitability or generation of positive cash flow in the future. If we cannot do so, our business may not succeed and our securities would have little or no value.

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

     We have currently liabilities in the amount of $2,106,877. We have notes payable in an amount in excess of $1,000,000, over $900,000 of which are included in current liabilities. Substantially all of the notes payable are in default. We currently have no ability to repay the amounts owing on these notes payable. If any of holders of these obligations were to bring an action against us to collect the amounts owing it may prevent us from continuing to attempt to execute our business plan, including finishing development of the Veriscrip(TM) System.

     Our  financial   success   depends  on  the   commercial   acceptance   and
profitability   of  our   Veriscrip(TM)   System  that  we  have  developed  and
field-tested.

     There is no assurance that there would be any demand for the Veriscrip(TM) System as there are significant risks associated with:

     o Our ability to manage growth of infrastructure, facilities, employees, customers, strategic alliances and legal concerns.
     o Our ability to attract and sustain a customer base sufficient to achieve profitable operations.
     o    Our ability to attract, train, and retain qualified personnel.
     o    Our ability to predict and respond quickly to market forces.

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

     These factors include the following:

     o    The extent of demand for the Veriscrip(TM)System;
     o    Satisfactory price levels for this product;
     o The regulatory environment relating to prescription drug-monitoring systems; o Changes in drug-monitoring technology; and
     o    Changes in general and local economic conditions.

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


Item 8A. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended December 31, 2004 that have materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.

Item 8B. Other Information

         None.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2004:

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

     Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2004.

Code of Ethics

     Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics, but it expects to adopt one in the future.


Item 10. Executive Compensation

     During the past three fiscal years, the Company has not paid any salary, wage or other compensation to its officers. The Company had an employment agreement with Mr. Millard which provided for an annual salary of $120,000 per year and provides for insurance and other benefits. The agreement provides that Mr. Millard's employment is at will. The Company has not been able to pay Mr. Millard's salary and the salary obligation has been accruing at the rate of $10,000 per month. At December 31, 2004, the Company had accrued $240,000 in unpaid compensation owed to Mr. Millard.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of January 11, 2006, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of January 11, 2006, the Company had 143,993,594 shares of common stock outstanding.

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
P.O. Box 2164
Lexington, KY 40588
--------------------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

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


Item 13. Exhibits and Reports

     a.) Exhibits

Exhibit
Number     Description
-------   -----------------------
3(i).1* Certificate of Incorporation, dated March 3, 1988 (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).2* Articles of Amendment to the Articles of Incorporation, dated December 5, 1988 (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).3* Certificate of Amendment to the Certificate of Incorporation, dated January 20, 1989 (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).4* Certificate of Amendment to the Certificate of Incorporation, dated March 13, 1989 (Incorporated by reference to Exhibit 3(i).4 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).5* Certificate of Amendment to the Certificate of Incorporation, dated September 30, 1991 (Incorporated by reference to Exhibit 3(i).5 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).6* Certificate of Amendment to the Certificate of Incorporation, dated February 14, 1992 (Incorporated by reference to Exhibit 3(i).6 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).7* Certificate of Amendment to the Certificate of Incorporation, dated February 2, 2000 (Incorporated by reference to Exhibit 3(i).7 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).8* Certificate of Amendment to the Certificate of Incorporation, dated August 1, 2002 (Incorporated by reference to Exhibit 3(i).8 of the Company's Form 10-KSB, dated December 31, 2003)

3(ii).1* By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-KSB, dated December 31, 2003)

10.1* Consulting Agreement by and between the Company and Rusbar Financial Services, Inc., dated April 2001 (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB, dated December 31, 2003)

10.2*          Consulting  Agreement  by and  between  the  Company and Harry M.
               Zachem,  dated May 14,  2001(Incorporated by reference to Exhibit
               10.2 of the Company's Form 10-KSB, dated December 31, 2003)

10.3* Consulting Agreement by and between the Company, Verified Prescription Safeguards, Inc. and Fairmund International Services, Ltd., dated April 21, 2003 (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31,
               2003)

10.4* Consulting Agreement by and between the Company and Internet Capital.com, LLC, dated July 2003 (Incorporated by reference to
               Exhibit 10.4 of the  Company's  Form 10-KSB,  dated  December 31,
               2003)


10.5* Consulting Agreement by and between the Company and Innovative Technologies, dated October, 2003 (Incorporated by reference to
               Exhibit 10.5 of the  Company's  Form 10-KSB,  dated  December 31,
               2003)


10.6* Employment Agreement by and between the Company and James Kemper Millard, dated December 31, 2003 (Incorporated by reference to
               Exhibit 10.6 of the  Company's  Form 10-KSB,  dated  December 31,
               2003)

10.7* Patent License Agreement and Release by and between the Company, Verified Prescription Safeguards, Inc., Envoii Healthcare, LLC, and VPS Holdings, LLC, dated January 5, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB, dated December 31, 2003)

10.8* Stock Loan Agreement, by and between the Company and the parties referenced therein, dated May 9, 2005 (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-KSB, dated December 31,
               2003)

10.9* Promissory Note payable to Kentrust, Inc., dated November 14, 1998 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB, dated December 31, 2003)

10.10* Promissory Note payable to Kentrust, Inc., dated December 23, 1998 (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated December 31, 2003)

10.11* Promissory Note payable to Kentrust, Inc., dated January 27,1999 (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB, dated December 31, 2003)

10.12* Promissory Note payable to James Arch, dated August 1, 2000 (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB, dated December 31, 2003)

10.13* Promissory Note payable to Lee M. Tillman, dated September 7, 2005 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-KSB, dated December 31, 2003)

10.14* Promissory Note payable to FV Investments, dated July 31, 2003 (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB, dated December 31, 2003)

10.15* Promissory Note payable to Cora Spence Carrick, dated April 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-KSB, dated December 31, 2003)

10.16* Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB, dated December 31, 2003)

21.1*          Schedule of  Subsidiaries  (Incorporated  by reference to Exhibit
               21.1 of the Company's Form 10-KSB, dated December 31, 2003)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------
* Previously Filed.


     b.) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2004.


Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $0 and $17,700, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

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


                                  EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)



Date: January 12, 2006            By   /s/ James K. Millard
                                     ------------------------------------------
                                        James K. Millard
                                  Director, CEO, President, and CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                           Title                         Date
----------------------    ---------------------------------    ----------------


  /s/ James K. Millard
------------------------
James K. Millard          Director, CEO, President, and CFO    January 12, 2006



  /s/ James Arch
------------------------
James Arch                      Chairman                       January 12, 2006

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

    Balance Sheet                                                           F- 3

    Statements of Operations                                                F- 4

    Statements of Stockholders' Deficiency                                  F- 5

    Statements of Cash Flows                                                F-11

    Notes to Consolidated Financial Statements                              F-12


-------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
EQUITY TECHNOLOGIES AND RESOURCES, INC. & SUBSIDIARY
Louisville, KY

We have audited the accompanying balance sheet of Equity Technologies and Resources, Inc. & Subsidiary [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception of development stage on January 1, 1994 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Equity Technologies and Resources, Inc. & Subsidiary for the period from January 1, 1994 through December 31, 2002 were audited by other auditors whose reports expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2002 reflect an accumulated deficit of $22,295,982. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on January 1, 1994 through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equity Technologies & Resources, Inc. and Subsidiary [a development stage company] as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from inception of development stage on January 1, 1994 through December 31, 2004 in conformity with accounting principles generally accepted in the United States.

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



/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
September 7, 2005

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
 (Development Stage Companies)


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
----------------------------------------------------------------------------------------------

                                                                                     2004
                     ASSETS
CURRENT ASSETS:
Cash                                                                            $          220
Total current assets                                                                       220
                                                                                --------------

TOTAL ASSETS                                                                    $          220
                                                                                --------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                                                $      169,437
Accounts payable - related parties                                                     226,323
Dividends payable                                                                       26,750
Accrued salaries                                                                       240,000
Accrued expenses                                                                       234,150
Accrued interest                                                                       244,833
Notes payable                                                                           28,400
Notes payable - bank                                                                     7,146
Notes payable, current portion - related parties                                       929,838
Total current liabilities                                                            2,106,877

NOTES PAYABLE, LONG-TERM PORTION - RELATED PARTY                                         9,633
                                                                                --------------

Total liabilities                                                                    2,116,510
                                                                                --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,                    0
   none issued and outstanding
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
   70,000 issued and outstanding                                                            70
Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
   none issued and outstanding                                                               0
Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
   143,893,594 issued and outstanding                                                   14,389
Common stock, class B - $0.01 par value, 100,000 shares authorized,
   100,000 issued and outstanding                                                        1,000
Additional paid-in capital                                                          21,180,798
Accumulated deficit prior to the development stage                                  (8,390,740)
Deficit accumulated during the development stage                                   (14,921,807)
Total stockholders' deficiency                                                      (2,116,290)
                                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $          220
                                                                                ==============


          See accompanying notes to consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE
PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH
DECEMBER 31, 2004
---------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                        During the
                                                                                                       Development
                                                                    2004               2003               Stage
                                                              ----------------  ----------------   ------------------
REVENUES                                                      $         30,602  $              0   $           30,602

GENERAL AND ADMINISTRATIVE EXPENESES                                   218,767           579,387           10,424,074
                                                              ----------------  ----------------   ------------------

LOSS FROM CONTINUING OPERATIONS                                       (188,165)         (579,387)         (10,393,472)

OTHER (EXPENSES) INCOME:
Interest expense                                                       (86,489)         (162,524)            (596,348)
Interest income                                                              0                 0                   59
                                                              ----------------  ----------------   ------------------
Total other expenses - net                                             (86,489)         (162,524)            (596,289)
                                                              ----------------  ----------------   ------------------

NET LOSS FROM CONTINUING OPERATIONS                                   (274,654)         (741,911)         (10,989,761)

NET LOSS FROM DISCONTINUED OPERATIONS                                        0                 0           (3,837,987)
                                                              ----------------  ----------------   ------------------

NET LOSS                                                      $       (274,654) $       (741,911)  $      (14,827,748)
                                                              ================  ================   ==================

DIVIDENDS ON PREFERRED STOCK                                  $              0  $              0   $           32,517
                                                              ================  ================   ==================

Basic and diluted loss per share of common stock:
   Loss from continuing operations                            $          (0.00) $          (0.01)  $            (0.28)
   Loss from discontinued operations                                      0.00              0.00                (0.10)
                                                              ----------------  ----------------   ------------------

   Net loss                                                   $          (0.00) $          (0.01)  $            (0.38)
                                                              ================  ================   ==================

Weighted average number of common shares outstanding
   basic and diluted                                               143,893,594       143,893,594           38,736,871
                                                              ================  ================   ==================


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


                          (continued on following page)

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2003 (CONTINUED)
------------------------------------------------------------------------------------------------

                                                    Common      Common    Common        Common
                                                    Stock       Stock      Stock         Stock     Additional
                                                    Class A     Class A    Class B       Class B      Paid-in    Accumulated
                                                    Shares      Amount     Shares        Amount       Capital     Deficit
                                                  ----------  ---------- -----------  ------------  -----------  ------------

Shares issued in exchange for 300,000 shares
   of Growth Fund Partnership, Inc., June 2001                                                              (30)
Common stock issued for insurance guarantee
   at $0.03 per share, October 17, 2001            2,500,000         250                                 74,750
Common stock issued for services at $0.07 per
   share, October 19, 2001                           130,000          13                                  9,087
Common stock issued for collateral on loan
   at $0.07 per share, October 19, 2001            4,800,000         480                                335,520
Common stock issued for services rendered
   at $0.07 per share, October 25, 2001              750,000          75                                 52,425
Common stock issued for collateral on loans
   at $0.05 per share, November 6, 2001            2,000,000         200                                 99,800
Common stock issued for collateral on loan
   at $0.03 per share, November 12, 2001           1,200,000         120                                 35,880
Common stock issued for services rendered
   at $0.03 per share, November 12, 2001           1,500,000         150                                 44,850
Common stock issued for insurance guarantee
   at $0.03 per share, November 12, 2001             500,000          50                                 14,950
Common stock issued for services at $0.06 per
   share, November 19, 2001                          200,000          20                                 11,980
Common stock issued for services at $0.04 per
   share, December 12, 2001                          600,000          60                                 23,940
Common stock issued for services at $0.04 per
   share, December 19, 2001                          200,000          20                                  7,980
Common stock issued for services at $0.05 per
   share, December 31, 2001                          500,000          50                                 24,950
Preferred stock dividend                                                                                    (13)
Accounts payable and accrued expenses
   converted to capital                                                                                 743,837
Net loss for the year ended December 31, 2001                                                                      (4,526,911)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2001                       48,566,620       4,856     100,000         1,000   19,710,680   (20,575,376)

Additional preferred stock dividend
Common stock issued for consulting services                                                                  (4)
   at $0.04 per share, January 2, 2002              500,000           50                                 19,950
Common stock issued for financial consulting
   services rendered at $0.03 per share,
   February 24, 2002                                200,000           20                                  5,980
Common stock issued for collateral on loans
   at $0.08 per share, June 21, 2002             14,000,000        1,400                              1,118,600
Cancellation of previously issued common stock
   in 2001 for collateral on loans,
   June 27, 2002                                 (2,000,000)        (200)                              (99,800)
Common stock issued for consulting services
   rendered at $0.03 per share,
   August 3, 2002                                 7,300,000          730                               218,270
Preferred stock conversion in September 2002,
   for holders of record, July 16, 2001          72,826,974        7,283                               (7,273)
Common stock issued for collateral on loans
   at $0.02 per share, November 4, 2002           2,500,000          250                                49,750
Cancellation of Series A preferred shares and
   related dividends payable                                                                            85,000
Preferred stock forfeitures                                                                                  7
Accrued expenses converted to capital                                                                   79,638
Net loss for the year ended December 31, 2002                                                                      (1,720,606)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2002                      143,893,594      14,389     100,000         1,000   21,180,798   (22,295,982)

Net loss for the year ended December 31, 2003                                                                       (741,911)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2003                      143,893,594  $   14,389     100,000  $      1,000  $21,180,798   (23,037,893)
                                                ============  ========== ===========  ============  ===========  ============

Net loss for the year ended December 31, 2004                                                                        (274,654)
                                                  ----------  ---------- -----------  ------------  -----------  ------------

BALANCES, DECEMBER 31, 2004                      143,893,594  $   14,389     100,000  $      1,000  $21,180,798   (23,312,547)
                                                ============  ========== ===========  ============  ===========  ============

Accumulated deficit:
   Prior to development stage                                                                                      (8,390,740)
                                                                                                               --------------
   During development stage                                                                                    $  (14,921,807)
                                                                                                               ==============

          See accompanying notes to consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                            During the
                                                                                                           Development
                                                                       2003              2002                 Stage
                                                                ----------------  ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $       (274,654) $      (741,911)     $   (14,827,748)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Common stock issued for services or collateral on loans                                                   8,166,584
   Write-off of federal tax lien and related accrued expenses                                                  (68,836)
   Preferred stock issued for services                                                                          10,400
   Depreciation and amortization                                                                                70,532
   Bad debt expense                                                                                            140,299
   Loss on disposal of assets and partnership interests                                                      2,364,508
   Loss on foreign currency transaction                                      999                                   999
   Discontinued operations                                                                                     456,078
   Changes in assets and liabilities:
     Decrease in accounts receivable - trade                                                                    20,921
     Increase in accounts payable                                         44,767         212,420             1,236,277
     Increase in accrued expenses                                        224,888         507,238             1,098,960
Net cash used in operating activities                                    (4,000)         (22,253)           (1,331,026)
                                                                  --------------  --------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                    (11,059)
Sale of land                                                                                                    (3,201)
Other                                                                                                           64,000
                                                                  --------------  --------------       ---------------
Net cash provided by investing activities                                      0               0                49,740
                                                                  --------------  --------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                  323,050
Sale of preferred stock for cash                                                                               209,500
Proceeds from notes payable                                                8,634          21,900               818,491
Principal payments on notes payable                                       (4,533)                              (69,535)
                                                                  --------------  --------------       ---------------
Net cash provided by financing activities                                  4,101          21,900             1,281,506
                                                                  --------------  --------------       ---------------
NET INCREASE (DECREASE) IN CASH                                              101            (353)                  220

CASH, beginning of period                                                    119             472                      0
                                                                  --------------  --------------       ---------------

CASH, end of period                                               $          220  $          119       $           220
                                                                  ==============  ==============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during period for interest                              $          601  $            0       $       107,357
                                                                  ==============  ==============       ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Accrued expenses converted to notes payable                       $            0  $      220,997       $        220,997
                                                                  ==============  ==============       ================
Accounts payable and accrued expenses converted to capital        $            0  $            0       $        823,475
                                                                  ==============  ==============       ================
Common stock issued for services or collateral on loans           $            0  $            0       $      8,166,584
                                                                  ==============  ==============       ================
Preferred stock issued for services                               $            0  $            0       $         10,400
                                                                  ==============  ==============       ================
Common stock issued for dividends                                 $            0  $            0       $         50,234
                                                                  ==============  ==============       ================
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                      $            0  $            0       $        465,400
                                                                  ==============  ==============       ================
Common stock issued for debt                                      $            0  $            0       $        115,428
                                                                  ==============  ==============       ================


See accompanying notes to consolidated financial statements.

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2004 AND 2003,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2004


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

Cash and Cash Equivalents - The Companies consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2004 and 2003, the Companies had no cash equivalents.

Concentration of Credit Risk - The Companies maintain cash balances at financial institutions that are insured by the FDIC up to $100,000.

Revenue Recognition - The Companies revenues result from contractual agreements among the Companies and VPS Holding, LLC (see Note 10). Revenues are recognized upon completion of the various phases of the contractual agreements.

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

Functional Currency - The functional currency of the Companies is the U. S. dollar. When a transaction is executed in a foreign currency, it is remeasured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Comprehensive   Income  -  The  Companies   include   material  items  of  other
comprehensive income, if any, by their nature in a consolidated financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. No material accumulated balance of other comprehensive income existed at December 31, 2004.

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

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Companies to continue as a going concern. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of the Companies for the next twenty-four months. However, there can be no assurances to that effect, as the Companies expect minimal revenues and the Companies' need for additional funding will be necessary for the Companies' development plans and projects. If the Companies cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months management believes the Companies have viable plans to continue as going concerns. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations (see Notes 11 and 12 for subsequent events).

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


NOTE 3 - NOTES PAYABLE - BANK

Notes payable - bank at December 31, 2004, totaling $7,146 represents a note due to First Security Bank of Lexington, Kentucky, bearing interest at 5.75% per annum, maturing on February 13, 2004, with principal and interest due at maturity. As of April 11, 2005, this note was paid in full.

NOTE 4 - NOTES PAYABLE

Notes payable of the Companies are as follows at December 31, 2004:

Note payable to a related party dated July 2003,  secured by
Class A  common  stock  and  interest  in  related  entries, bearing  interest at 12% per annum  through July 2005,  with principal due on that date, with  additional  interest of 5%
per annum  until  paid,  personally  guaranteed  by a former
officer of the Company (see Note 7)                                 $   300,000

Unsecured notes payable to a related party,  $165,500,  past due,  bearing interest at 12%, with a late fee of 10% of the principal due, $41,400 due in one year, bearing 10% interest,
past due                                                                206,900

Unsecured  notes payable to a related party dated  September
2003, bearing interest at 10% per annum,  matures October 1,
2004, past due (see Note 7)                                              180,000

Unsecured,  non-interest  bearing  notes  payable to various
related parties, due on demand                                          168,638

Non-interest  bearing notes  payable to various  related and third parties, secured by guarantees of common stock, due on
demand                                                                   30,500

Unsecured notes payable to various related parties,  bearing
interest ranging from 10% to 12%, past due                               24,300

Unsecured non-interest bearing notes payable, due on demand              21,900

Unsecured  notes payable to a related  party dated  December
1999, past due,  bearing  interest at 12% per annum (default rate  of 18%  per  annum),  with  a  late  fee of 10% of the
principal due                                                            20,000

Unsecured  notes  payable to a related  party dated June 28,
2004,   bearing  interest  at  10%  per  annum,   refinanced
September 15, 2005, matures March 31, 2006                                 9,633

Unsecured   promissory  note  to  a  related  party  bearing
interest  at 10%,  past due,  interest  payable  annually in
either stock or cash, or both                                             6,000
                                                                    -----------

Total                                                                   967,871
Less current portion of related party amounts
                                                                       (929,838)
Less long-term portion of related party amount                           (9,633)
                                                                    -----------
Total notes payable                                                $     28,400
                                                                   ============

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at December 31, 2004, was $243,751.

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

Preferred Stock - Class B

The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $0.001 per share and as of December 31, 2004, there were 70,000 shares outstanding that were issued as follows:

(1) In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all of the outstanding shares of Verified Prescription Safeguards, Inc. (see Note 1). These preferred shares are not convertible into shares of common stock. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $16,000 at December 31, 2004.

(2) In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. ("Growth Fund") common stock. The Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. Additionally, in the event the Company uses the common stock of Growth Fund to anchor or establish a credit facility in its favor, the Company agrees to pay Growth Fund one-half of the cash dividend referred to above, or one percent of the value of the Class B Preferred Stock at closing of the credit facility, notice of which shall be given by the Company to Growth Fund at least ten days prior thereto. The acquisition was recorded at $0. The cumulative amount of dividends was $10,750 at December 31, 2004. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

Preferred Stock - Class C

The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $0.001 per share. These preferred shares are convertible into Class A common stock at a conversion rate of 12 common shares for each preferred share and accrue a 10% dividend annually. Management canceled all outstanding shares and related dividends payable in 1997 and there remain no shares issued and outstanding as of December 31, 2004.

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

Common Stock - Class B

The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Companies. There were 100,000 shares issued and outstanding as of December 31, 2004, which are held by the current Chairman and director of the Companies.


NOTE 6 - CONTINGENCIES AND COMMITMENTS

(a) Federal Payroll Taxes - During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have been recorded as accounts payable and general and administrative expenses at December 31, 2003, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

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

(h)  Consulting Agreements

     (1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. As of December 31, 2004, no amount has been provided for in these consolidated financial statements as no services have been rendered.
     (2)  During  August 2001,  the  Companies  entered  into an  agreement  for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000, however, the consultant has not performed any work and the
          Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these consolidated financial statements.
     (3) On April 21, 2003, the Companies entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of November 11, 2005, these shares have not been issued and the liability of $199,650 is recorded in the accompanying consolidated balance sheet in accrued expenses.
     (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of December 31, 2004. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of December 31, 2004 (see Note 7 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of November 11, 2005, the Companies have not issued any shares of common stock related to these agreements.

(i) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual report on Form 10-KSB for the year ended December 31, 2003, and are delinquent in filing their annual reports on Form 10-KSB for the year ended December 31, 2004, and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004 and 2005, and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed. The management and legal counsel of the Companies are currently in contact with the Securities and Exchange Commission and are in the process of completing such forms for filing.

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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note is past due and outstanding at December 31, 2004, was $206,900. Accrued interest on these notes as of December 31, 2004, was $131,208. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998, through December 31, 2000, as President ($300,000) and during the period January 1, 1999, through December 31, 2000, as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000, through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999, to December 31, 1999, for her services as Secretary ($60,000). The employment contracts were scheduled to expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid-in capital due to the Companies' lack of operating cash flow. Additionally, the Companies converted accrued expenses of $173,837 to additional paid-in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000, to December 31, 2001, from its former president. The Companies continued to charge $7,637 per month for these incidental expenses through December 31, 2002, which were reflected as charges to the consolidated statement of operations with an offset to additional paid-in capital for any amounts not paid during the respective current year. During 2002, the Company charged net accrued expenses of $79,638 to additional paid-in capital.

During the year ended December 31, 2003, the Companies converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Companies also renegotiated and entered into consulting agreements with related parties totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of December 31, 2004 (see Note 6). Also, there are unreimbursed expenses due to officers totaling $14,516 at December 31, 2004.

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

Reconciliations of the expected federal income tax benefit based on the U.S. corporate income tax rate of 34% to actual benefit for the years ended December 31, 2004 and 2003, are as follows:

                                                                     Accumulated
                                                                        During
                                                                     Development
                                             2004          2003         Stage
                                          ----------    ----------  ------------
   Expected federal income tax benefit    $   93,000    $  252,000  $ 4,112,000
   Increase in valuation allowance           (93,000)     (252,000)  (4,112,000)
   Income tax expense (benefit)           $        0    $        0  $         0

At December 31, 2004, the potential non-current deferred tax asset of approximately $5,571,000 results from the deferred tax benefit of applying the
U. S. corporate income tax rate of 34% to the net operating loss carryforwards of approximately $16,385,000, which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

As of December 31, 2004, the Companies have potential available net operating loss carryforwards for federal income tax purposes of approximately $16,385,000, which expire through 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Companies' net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Companies have not determined, at this time, if the net operating loss carryforwards will be limited for such changes in ownership.

As of November 11, 2005, the Companies have filed their corporate income tax returns through 1999. The Companies 2000 through 2004 corporate income tax returns are expected to be completed and filed by January 2006. There are no significant tax, interest, or penalty liabilities due to the recurring losses.

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

Loss from discontinued operations for the period from inception of the development stage on January 1, 1994, through December 31, 2004, is as follows:

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


NOTE 11 - VERISCRIP (TM) SYSTEM

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


NOTE 12 - SUBSEQUENT EVENTS

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