Form 10KSB/A
period 2004-12-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-01-18
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A

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


Item 13. Exhibits and Reports

     a.) Exhibits

Exhibit
Number     Description
-------   -----------------------
3(i).1* Certificate of Incorporation, dated March 3, 1988 (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).2* Articles of Amendment to the Articles of Incorporation, dated December 5, 1988 (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).3* Certificate of Amendment to the Certificate of Incorporation, dated January 20, 1989 (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).4* Certificate of Amendment to the Certificate of Incorporation, dated March 13, 1989 (Incorporated by reference to Exhibit 3(i).4 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).5* Certificate of Amendment to the Certificate of Incorporation, dated September 30, 1991 (Incorporated by reference to Exhibit 3(i).5 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).6* Certificate of Amendment to the Certificate of Incorporation, dated February 14, 1992 (Incorporated by reference to Exhibit 3(i).6 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).7* Certificate of Amendment to the Certificate of Incorporation, dated February 2, 2000 (Incorporated by reference to Exhibit 3(i).7 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).8 Certificate of Amendment to the Certificate of Incorporation, dated July 21, 2000

3(i).9* Certificate of Amendment to the Certificate of Incorporation, dated August 1, 2002 (Incorporated by reference to Exhibit 3(i).8 of the Company's Form 10-KSB, dated December 31, 2003)

Certificate  of Amendment to the  Certificate  of  Incorporation,
               dated August 1, 2002 (Incorporated by reference to Exhibit 3(i).8 of the Company's Form 10-KSB, dated December 31, 2003)

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