Form 10QSB
period 2005-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-01-30
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2005

Commission File Number: 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                   75-2276137
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                               Identification No.)


P.O. Box 12012 Lexington, Kentucky                               40579
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (859) 321-2466
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         Yes |_|   No |X|



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|



     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding as of January 25, 2006
          -----                       ----------------------------------
      Common Stock                               143,993,594

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3

       Unaudited Condensed Consolidated Balance Sheets
                as of March 31, 2005                                           3

       Unaudited Condensed Consolidated Statements of Operations
                For the three months ended March 31, 2005 and 2004             4

       Unaudited Condensed Consolidated Statements of Cash Flows
                For the three months ended March 31, 2005 and 2004             5

       Notes to Condensed Consolidated Financial Statements                    6

Item 2:  Management's Discussion and Analysis or Plan of Operation            16

Item 3:  Controls and Procedures                                              20


PART II - OTHER INFORMATION                                                   20

Item 1:  Legal Proceedings                                                    20

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3:  Defaults upon Senior Securities                                      21

Item 4:  Submission of Matters to a Vote of Security Holders                  21

Item 5:  Other Information                                                    21

Item 6:  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    23

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash                                                                            $            30

Total current assets                                                                         30
                                                                                ---------------


TOTAL ASSETS                                                                    $            30
                                                                                ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                                                $       165,722
Accounts payable - related parties                                                      231,755
Dividends payable                                                                        17,000
Accrued salaries                                                                        270,000
Accrued expenses                                                                        237,150
Accrued interest                                                                        266,530
Notes payable                                                                            28,400
Notes payable - bank                                                                      7,146
Notes payable, current portion - related parties                                        943,282
                                                                                ---------------
Total current liabilities                                                             2,166,985
                                                                                ---------------

Total liabilities                                                                     2,166,985
                                                                                ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,
   none issued and outstanding                                                                0
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
   70,000 issued and outstanding                                                             70
Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
   none issued and outstanding                                                                0
Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
   143,893,594 issued and outstanding                                                    14,389
Common stock, class B - $0.01 par value, 100,000 shares authorized,
   100,000 issued and outstanding                                                         1,000
Additional paid-in capital                                                           21,180,798
Accumulated deficit prior to the development stage                                  (8,390,740)
Deficit accumulated during the development stage                                   (14,972,472)
                                                                                ---------------
Total stockholders' deficiency                                                      (2,166,955)
                                                                                ---------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $            30
                                                                                ===============


             See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED  MARCH  31,  2005 AND  2004,  AND FOR THE  PERIOD  FROM  INCEPTION  OF THE
DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH MARCH 31, 2005

                                                                                                            Accumulated
                                                               Three Months          Three Months           During the
                                                                  Ended                  Ended              Development
                                                              March 31, 2005        March 31, 2004             Stage
                                                          --------------------  ---------------------   -----------------
REVENUES                                                   $                 0  $               4,435    $         30,602

GENERAL AND ADMINISTRATIVE EXPENESES                                    28,852                 73,307          10,452,926
                                                          --------------------  ---------------------   -----------------

LOSS FROM CONTINUING OPERATIONS                                       (28,852)               (68,872)        (10,422,324)

OTHER (EXPENSES) INCOME:
Interest expense                                                      (21,813)               (21,626)           (618,161)
Interest income                                                              0                      0                  59
                                                          --------------------  ---------------------   -----------------
Total other expenses - net                                            (21,813)               (21,626)           (618,102)
                                                          --------------------  ---------------------   -----------------

NET LOSS FROM CONTINUING OPERATIONS                                   (50,665)               (90,498)        (11,040,426)

NET LOSS FROM DISCONTINUED OPERATIONS                                        0                      0         (3,837,987)
                                                          --------------------  ---------------------   -----------------

NET LOSS                                                   $          (50,665)   $           (90,498)    $   (14,878,413)
                                                          ====================  =====================   =================

DIVIDENDS ON PREFERRED STOCK                               $                 0   $                  0    $         32,517
                                                          ====================  =====================   =================

Basic and diluted loss per share of common stock:
   Net loss from continuing operations                     $            (0.00)   $             (0.00)    $         (0.27)
   Net loss from discontinued operations                                  0.00                   0.00              (0.09)
                                                          --------------------  ---------------------   -----------------

   Net loss                                                $            (0.00)   $             (0.00)    $         (0.36)
                                                          ====================  =====================   =================

Weighted average number of common shares
outstanding basic and diluted                                      143,893,594            143,893,594          41,073,687
                                                          ====================  =====================   =================


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED  MARCH  31,  2005 AND  2004,  AND FOR THE  PERIOD  FROM  INCEPTION  OF THE
DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH MARCH 31, 2005
-------------------------------------------------------------------------------------------------------------------------------

                                                                                            Three Months         Accumulated
                                                                         Three Months           Ended            During the
                                                                            Ended             March 31,          Development
                                                                        March 31, 2005          2004                Stage
                                                                      ------------------   ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $           (50,665) $        (90,498)  $     (14,878,413)
Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities:
   Common stock issued for services or collateral on loans                                                           8,166,584
   Write-off of federal tax lien and related accrued expenses                                                          (68,836)
   Preferred stock issued for services                                                                                  10,400
   Depreciation and amortization                                                                                        70,532
   Bad debt expense                                                                                                    140,299
   Loss on disposal of assets and partnership interests                                                              2,364,508
   (Gain) loss on foreign currency translation                                      (189)                                  810
   Discontinued operations                                                                                             456,078
   Changes in assets and liabilities:
      Decrease in accounts receivable - trade                                                                           20,921
      Increase in accounts payable                                                 1,717            36,273           1,237,994
      Increase in accrued expenses                                                44,947            54,352           1,143,907
Net cash (used in) provided by operating activities                               (4,190)              127          (1,335,216)
                                                                     -------------------  ----------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note                                                                                                       (11,059)
receivable
Sale of land                                                                                                            (3,201)
Other                                                                                                                   64,000
                                                                     -------------------  ----------------  ------------------
Net cash provided by investing activities                                              0                 0              49,740
                                                                     -------------------  ----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                          323,050
Sale of preferred stock for cash                                                                                       209,500
Proceeds from notes payable                                                        4,000                               822,491
Principal payments on notes payable                                                                                    (69,535)
                                                                     -------------------  ----------------  ------------------
Net cash provided by financing activities                                          4,000                 0           1,285,506
                                                                     -------------------  ----------------  ------------------

NET (DECREASE) INCREASE IN CASH                                                     (190)              127                  30

CASH, beginning of period                                                            220               119                   0
                                                                     -------------------  ----------------  ------------------

CASH, end of period                                                  $                30  $            246   $              30
                                                                     ===================  ================  ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest                                 $                 0  $            274   $         107,357
                                                                     ===================  ================  ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued expenses converted to notes payable                          $                 0  $              0   $         220,997
                                                                     ===================  ================  ==================

Accounts payable and accrued expenses converted to capital           $                 0  $              0   $         823,475
                                                                     ===================  ================  ==================
Common stock issued for services or collateral on loans              $                 0  $              0   $       8,166,584
                                                                     ===================  ================  ==================
Preferred stock issued for services                                  $                 0  $              0   $          10,400
                                                                     ===================  ================  ==================
Common stock issued for dividends                                    $                 0  $              0   $          50,234
                                                                     ===================  ================  ==================
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                         $                 0  $              0   $         465,400
                                                                     ===================  ================  ==================
Common stock issued for debt                                         $                 0  $              0   $         115,428
                                                                     ===================  ================  ==================


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004, AND FOR THE PERIOD FROM INCEPTION OF THE development STAGE ON JANUARY 1, 1994, THROUGH March 31, 2005


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented are those of Equity Technologies & Resources, Inc. (the "Company") and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). Collectively, they are referred to herein as the "Companies".

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America, and applied consistently with those used in the preparation of the Companies' audited consolidated financial statements and notes for the year ended December 31, 2004, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that the accompanying unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Companies' 2004 Annual Report on Form 10-KSB. The results of operations for the periods ended March 31, 2005 and 2004, are not necessarily indicative of the results for the full year.


NOTE 2 - GOING CONCERN

During their development stage, the Companies have had limited operations and have not been able to develop an ongoing, reliable source of revenue to fund its existence. The Companies' day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Companies' results of operation due to its lack of capital resources can be expected to continue until such time as the Companies are able to generate additional capital from other sources. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (Continued)

needs. Without realization of additional capital, it would be unlikely for the Companies to continue as going concerns. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of the Companies for the next twenty-four months. However, there can be no assurances to that effect, as the Companies expect minimal revenues and the Companies' need for additional funding will be necessary for the Companies' development plans and projects. If the Companies cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months management believes the Companies have viable plans to continue as going concerns. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations (see Note 9 for subsequent events).

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Companies as going concerns is dependent upon the success of the Companies in obtaining additional funding and the success of their future operations (see Notes 7 and 8 for additional details). The Companies' ability to achieve these objectives cannot be determined at this time. The accompanying unaudited interim condensed consolidated financial statements should not be regarded as typical for normal operating periods.


NOTE 3 - NOTES PAYABLE - BANK

Notes payable - bank at March 31, 2005, totaling $7,146 represents a note due to First Security Bank of Lexington, Kentucky, bearing interest at 5.75% per annum, maturing on February 13, 2004, with principal and interest due at maturity. As of April 11, 2005, this note was paid in full.


NOTE 4 - NOTES PAYABLE

Notes payable of the Companies are as follows at March 31, 2005:

Note payable to a related party dated July 2003,  secured by
Class A  common  stock  and  interest  in  related  entries, bearing  interest at 12% per annum  through July 2005,  with principal due on that date, with  additional  interest of 5%
per annum  until  paid,  personally  guaranteed  by a former
officer of the Company (see Note 6)                                 $    300,000

Unsecured notes payable to a related party, bearing interest at 12%, with a late fee of 10% of the principal due, bearing
10% interest, past due                                                   206,900

Unsecured  notes payable to a related party dated  September
2003, bearing interest at 10% per annum,  matured October 1,
2004, past due (see Note 6)                                              180,000

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE (Continued)

Unsecured,  non-interest  bearing  notes  payable to various
related parties, due on demand                                           168,638

Non-interest  bearing notes  payable to various  related and third parties, secured by guarantees of common stock, due on
demand                                                                    30,500

Unsecured notes payable to various related parties,  bearing
interest ranging from 10% to 12%, past due                                24,300

Unsecured non-interest bearing notes payable, due on demand               21,900

Unsecured  notes payable to a related  party dated  December
1999, past due,  bearing  interest at 12% per annum (default rate  of 18%  per  annum),  with  a  late  fee of 10% of the
principal due                                                             20,000

Unsecured  notes  payable to a related  party dated June 28,
2004,   bearing  interest  at  10%  per  annum,   refinanced
September 15, 2005, matures March 31, 2006                                 9,444

Unsecured   promissory  note  to  a  related  party  bearing
interest  at 10%,  past due,  interest  payable  annually in
either stock or cash, or both                                              6,000

Unsecured promissory note to a related party dated March 18,
2005,  bearing interest at 10% per annum,  matures March 31,
2006, convertible to common stock                                          4,000
                                                                    ------------

Total                                                               $    971,682
Less related party amounts                                             (943,282)
                                                                    ------------
Total notes payable                                                 $     28,400
                                                                    ============

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at March 31, 2005, was $265,269.


NOTE 5 - CONTINGENCIES AND COMMITMENTS

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

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONTINGENCIES AND COMMITMENTS (Continued)

     (b) Cancellation of Stock

     (1) On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued. Management canceled these shares, which resulted in contributed capital of $8,393.
     (2) On December 31, 1997, the Company canceled 98,000 shares of Class A preferred stock, 272,200 shares of Class B preferred stock, and 10,200 shares of Class C preferred stock. No record of owners of these shares could be determined. The results of the cancellation of these shares were contributed capital of $380,400. All dividends associated with the canceled shares were also canceled. The Companies may be liable to the owners of these shares, should the owners of these shares be identified.
     (3) During the year ended December 31, 2002, the Company canceled 50,000 shares of Class A preferred stock and related dividends payable of $35,000, which was held by an affiliate of the Companies.

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

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONTINGENCIES AND COMMITMENTS (Continued)

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

     (h) Consulting Agreements

     (1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. No amount has been provided for in these condensed consolidated financial statements as no services have been rendered.
     (2) During August 2001, the Company entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000; however, the consultant has not performed any work and the Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these condensed consolidated financial statements.
     (3) On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of January 11, 2006, these shares have not been issued and the liability of $199,650 is recorded in the accompanying condensed consolidated balance sheet in accrued expenses.
     (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of March 31, 2005. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CONTINGENCIES AND COMMITMENTS (Continued)

          agreement of the parties, which is included in Accounts Payable - related party as of March 31, 2005 (see Note 6 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of January 11, 2006, the Companies have not issued any shares of common stock related to these agreements.

               (i) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and are delinquent in filing their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004 and 2005, and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed. The management and legal counsel of the Companies are currently in contact with the Securities and Exchange Commission and are in the process of completing such forms for filing.


NOTE 6 - RELATED PARTY TRANSACTIONS

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

During 1995, the Company paid $25,000 for services rendered by Stephen Guarino, former Director, President, and CEO of the Company, and issued 2,500,000 (before reverse splits in September 1997 and July 2000) shares of Class A common stock for additional services valued at $26,250.

During 1997,  the Company  issued  1,029,500  (before the reverse  split in July
2000) shares of Class A common stock to James Arch, a former President and current director of the Company for services valued at $102,000. An agreement was made with this former officer for continued consulting services which agreement is no longer in effect.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note of $206,900 was past due and outstanding at March 31, 2005. Accrued interest on these notes as of March 31, 2005, was $137,208. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998, through December 31, 2000, as President ($300,000) and during the period January 1, 1999, through December 31, 2000, as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000, through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999, to December 31, 1999, for her services as Secretary ($60,000). The employment contracts were scheduled to expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid-in capital due to the Companies' lack of operating cash flow. Additionally, the Companies converted accrued expenses of $173,837 to additional paid-in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000, to December 31, 2001, from its former president. The Companies continued to charge $7,637 per month for these incidental expenses through December 31, 2002, which were reflected as charges to the consolidated statement of operations with an offset to additional paid-in capital for any amounts not paid during the respective current year. During 2002, the Company charged net accrued expenses of $79,638 to additional paid-in capital.

During the year ended December 31, 2003, the Company converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Company also entered into consulting and employment agreements totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of March 31, 2005 (see Note 5). Also, there are unreimbursed expenses due to officers totaling $15,530 at March 31, 2005.


NOTE 7 - JOINT VENTURE AGREEMENT

On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC ("VPSH") a Kentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Companies. The contract awarded allowed VPSH to lead a pilot project, in Perry and Harlan counties, at medical, clinical, and pharmacy

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - JOINT VENTURE AGREEMENT (Continued)

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


NOTE 8 - VERISCRIP (TM) SYSTEM

During January through April 2004, the Veriscrip (TM) System was programmed and beta-tested at the two pilot sites in Harlan and Perry counties in Southeastern Kentucky in preparation for implementing the project under the terms of the contract. During this period, the system was previewed by several third parties, including a state licensure board president and a key legislator. On April 28,

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - VERISCRIP (TM) SYSTEM (Continued)

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

The Companies' working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to finish development of the Veriscrip (TM) System, and the costs associated with launching the system if successfully developed, the acceptance of the system and market penetration along with other factors that may not be foreseeable at this time. The Companies have not made any commitments for capital expenditures. Management believes that

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - VERISCRIP (TM) SYSTEM (Continued)

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


NOTE 9 - SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Companies entered into two separate unsecured notes payable agreements with related parties totaling $20,000. The notes bear interest at 10%, are payable and due in 2006, and may be converted into shares of the Companies' Class A common stock at the option of the lender based on the fair market value of the stock upon conversion.

Also subsequent to March 31, 2005, the Companies entered into written agreements with certain current and former officers of the Companies to document various contingent understandings and obligations among the parties relating to services and expenses. These contingent obligations are payable or convertible to capital stock upon the Companies generating certain specified levels of revenue in future years with the total principal amounts not to exceed approximately $4,000,000. Thus, in accordance with accounting principles generally accepted in the United States of America, these contingent obligations and payments will not be recognized until it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

     The Company had $30 in cash as of March 31, 2005 and no other assets. The Company's liabilities were $2,166,985 and it had a working capital deficit of $2,166,955. During the three months ended March 31, 2005 and 2004, the Company had revenues of $0 and $4,435, respectively, general and administrative expenses of $28,852 and $73,307, respectively, interest expenses of $21,813 and $21,626, respectively, and net losses of $50,665 and $90,498, respectively, during these periods.

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

Third Party Claims and Contingencies

     In addition to the foregoing, we are subject to a number of additional potential third party claims and contingencies. These potential claims include the following:

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

     The Company owes over $1,200,000 in principal and accrued interest under outstanding notes payable. Substantially all of the Company's notes payable are currently in default.

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

     During the year ended December 21, 2003, the Company renegotiated an existing consulting agreement with a related party for consulting services totaling $125,000 through March 31, 2004, which is included in Accounts Payable
- related party as of March 31, 2005. Also, during the year ended December 31, 2003, the Company entered into two new consulting agreements with related parties for consulting services totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of March 31, 2005. All three of these agreements provide for payments to be made in stock in lieu of cash. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of common stock. As of the date of this filing, the Company had no issued any shares of common stock related to these agreements.

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


Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended March 31, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.



                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

         None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         None


Item 3. Defaults Upon Senior Securities.

     The Company owes over $1,200,000 in principal and accrued interest under outstanding notes payable. Substantially all of the Company's notes payable are currently in default.


Item 4. Submission of Matters to a Vote of Security Holders.

         None


Item 5. Other Information.

         None


Item 6. Exhibits and Reports on Form 8-K.

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

10.7* Patent License Agreement and Release by and between the Company, Verified Prescription Safeguards, Inc., Envoii Healthcare, LLC, and VPS Holdings, LLC, dated January 5, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB, dated December 31, 2003)

10.8* Stock Loan Agreement, by and between the Company and the parties referenced therein, dated May 9, 2005 (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-KSB, dated December 31,
               2003)

10.9* Promissory Note payable to Kentrust, Inc., dated November 14, 1998 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB, dated December 31, 2003)

10.10* Promissory Note payable to Kentrust, Inc., dated December 23, 1998 (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated December 31, 2003)

10.11* Promissory Note payable to Kentrust, Inc., dated January 27,1999 (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB, dated December 31, 2003)

10.12* Promissory Note payable to James Arch, dated August 1, 2000 (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB, dated December 31, 2003)

10.13* Promissory Note payable to Lee M. Tillman, dated September 7, 2005 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-KSB, dated December 31, 2003)

10.14* Promissory Note payable to FV Investments, dated July 31, 2003 (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB, dated December 31, 2003)

10.15* Promissory Note payable to Cora Spence Carrick, dated April 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-KSB, dated December 31, 2003)

10.16* Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB, dated December 31, 2003)

10.17 Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB, dated December 31, 2003)

10.18          Promissory Note payable to Lee M. Tillman, dated January 5, 2006

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


                                  EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)


Date: January 27, 2006            By   /s/ James K. Millard
                                     ------------------------------------------
                                        James K. Millard
                                  Director, CEO, President, and CFO