Form 10QSB
period 2005-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-02-01
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2005

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

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET                                   JUNE 30, 2005
-----------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
Cash                                                                            $         1,318
                                                                                ---------------
Total current assets                                                                      1,318
                                                                                ---------------

TOTAL ASSETS                                                                    $         1,318
                                                                                ===============

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                                                $       165,235
Accounts payable - related parties                                                      224,373
Dividends payable                                                                        18,000
Accrued salaries                                                                        300,000
Accrued expenses                                                                        240,150
Accrued interest                                                                        287,134
Notes payable                                                                            28,400
Notes payable, current portion - related parties                                        952,803
                                                                                ---------------
Total current liabilities                                                             2,216,095
                                                                                ---------------

Total liabilities                                                                     2,216,095
                                                                                ---------------

                           COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,
   none issued and outstanding                                                                0
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
70,000 issued and outstanding                                                                70

Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
none issued and outstanding                                                                   0

Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
143,893,594 issued and outstanding                                                       14,389

Common stock, class B - $0.01 par value, 100,000 shares authorized,
100,000 issued and outstanding                                                            1,000

Additional paid-in capital                                                           21,180,798
Accumulated deficit prior to the development stage                                   (8,390,740)
Deficit accumulated during the development stage                                    (15,020,294)
                                                                                ---------------
Total stockholders' deficiency                                                       (2,214,777)
                                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $         1,318
                                                                                ===============

             See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
MONTHS ENDED JUNE 30, 2005 AND 2004, AND FOR THE PERIOD FROM INCEPTION OF THE
DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH JUNE 30, 2005

                                            Three Months     Three  Months     Six Months       Six Months        Accumulated
                                                Ended            Ended           Ended            Ended           During the
                                               June 30,        June 30,         June 30,         June 30,         Development
                                                 2005            2004            2005             2004              Stage
                                            --------------   -------------   -------------   --------------    -----------------
REVENUES                                   $        16,667  $       26,167  $       16,667  $        30,602   $           47,269

GENERAL AND ADMINISTRATIVE
EXPENESES                                           43,829          50,478          72,682          123,783           10,496,756
                                            -------------- ---------------  --------------  --------------- --------------------

LOSS FROM CONTINUING OPERATIONS                    (27,162)        (24,311)        (56,015)         (93,181)         (10,449,487)

OTHER (EXPENSES) INCOME:
Interest expense                                   (20,659)        (21,511)        (42,472)         (43,136)            (638,820)
Interest income                                          0               0               0                0                   59
                                           --------------- ---------------  --------------  --------------- --------------------
Total other expenses - net                         (20,659)        (21,511)        (42,472)         (43,136)            (638,761)
                                           --------------- ---------------  --------------  --------------- --------------------

NET LOSS FROM CONTINUING OPERATIONS                (47,821)        (45,822)        (98,487)        (136,317)         (11,088,248)

NET LOSS FROM DISCONTINUED OPERATIONS                    0               0               0                0           (3,837,987)
                                            -------------- ---------------  --------------  --------------- --------------------

NET LOSS                                   $       (47,821)$       (45,822) $      (98,487) $      (136,317)$        (14,926,235)
                                           =============== ===============  ==============  =============== ====================

DIVIDENDS ON PREFERRED STOCK               $             0  $            0  $            0  $             0 $             32,517
                                           =============== ===============  ==============  =============== ====================

Basic and diluted loss per share
of common stock:
   Net Loss from continuing operations     $         (0.00)$         (0.00) $        (0.00) $         (0.00)$              (0.26)
   Net Loss from discontinued operations              0.00            0.00            0.00             0.00                (0.09)
                                           --------------- ---------------  --------------  --------------- --------------------

   Net loss                                $         (0.00)$         (0.00) $        (0.00) $         (0.00)$              (0.35)
                                           =============== ===============  ==============  =============== ====================

Weighted average number of common shares
   outstanding basic and diluted               143,893,594     143,893,594     143,893,594      143,893,594           43,308,902
                                           =============== ===============  ==============  =============== ====================


             See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE SIX MONTHS
ENDED  JUNE  30,  2005  AND  2004,  AND FOR THE  PERIOD  FROM  INCEPTION  OF THE
DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH JUNE 30, 2005

                                                                                                                Accumulated
                                                                           Six Months         Six Months        During the
                                                                             Ended               Ended          Development
                                                                         June 30, 2005       June 30, 2004         Stage
                                                                        ----------------    ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $         (98,487)   $      (136,317) $    (14,926,235)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Common stock issued for services or collateral on loans                                                          8,166,584
   Write-off of federal tax lien and related accrued expenses                                                         (68,836)
   Preferred stock issued for services                                                                                 10,400
   Depreciation and amortization                                                                                       70,532
   Bad debt expense                                                                                                   140,299
   Loss on disposal of assets and partnership interests                                                             2,364,508
   (Gain) loss on foreign currency translation                                      (668)                                 331
   Discontinued operations                                                                                            456,078
   Changes in assets and liabilities:
      Decrease in accounts receivable - trade                                                                           20,921
      Increase in accounts payable                                                (6,152)            32,053          1,230,125
      Increase in accrued expenses                                                99,551            108,703          1,198,511
Net cash (used in) provided by operating activities                               (5,756)             4,439         (1,336,782)
                                                                      ------------------   ---------------- ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                            (11,059)
Sale of land                                                                                                            (3,201)
Other                                                                                                                   64,000
                                                                      ------------------   ---------------- ------------------
Net cash provided by investing activities                                              0                  0             49,740
                                                                      ------------------   ---------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                          323,050
Sale of preferred stock for cash                                                                                       209,500
Proceeds from notes payable                                                       14,000                               832,491
Principal payments on notes payable                                               (7,146)            (4,533)           (76,681)
                                                                      ------------------   ---------------- ------------------
Net cash provided by (used in) financing activities                                6,854             (4,533)         1,288,360
                                                                      ------------------   ---------------- ------------------
NET INCREASE (DECREASE) IN CASH                                                    1,098                (94)             1,318

CASH, beginning of period                                                            220                119                  0
                                                                      ------------------   ---------------- ------------------
CASH, end of period                                                    $           1,318   $             25  $           1,318
                                                                      ==================   ================ ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest                                   $           1,204   $            433  $         108,561
                                                                      ==================   ================ ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued expenses converted to notes payable                            $               0   $              0  $         220,997
                                                                      ==================   ================ ==================
Accounts payable and accrued expenses converted to capital             $               0   $              0  $         823,475
                                                                      ==================   ================ ==================
Common stock issued for services or collateral on loans                $               0   $              0  $       8,166,584
                                                                      ==================   ================ ==================
Preferred stock issued for services                                    $               0   $              0  $          10,400
                                                                      ==================   ================ ==================
Common stock issued for dividends                                      $               0   $              0  $          50,234
                                                                      ==================   ================ ==================
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                           $               0   $              0  $         465,400
                                                                      ==================   ================ ==================
Common stock issued for debt                                           $               0   $              0  $         115,428
                                                                      ==================   ================ ==================


             See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2005 AND 2004, AND FOR THE PERIOD FROM INCEPTION OF THE development STAGE ON JANUARY 1, 1994, THROUGH June 30, 2005


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented are those of Equity Technologies & Resources, Inc. (the "Company") and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). Collectively, they are referred to herein as the "Companies".

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America, and applied consistently with those used in the preparation of the Companies' audited consolidated financial statements and notes for the year ended December 31, 2004, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that the accompanying unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Companies' 2004 Annual Report on Form 10-KSB. The results of operations for the periods ended June 30, 2005 and 2004, are not necessarily indicative of the results for the full year.


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

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Companies to continue as going concerns. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 2 - GOING CONCERN (Continued)

the Companies for the next twenty-four months. However, there can be no assurances to that effect, as the Companies expect minimal revenues and the Companies' need for additional funding will be necessary for the Companies' development plans and projects. If the Companies cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months management believes the Companies have viable plans to continue as going concerns. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations (see Note 8 for subsequent events).

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Companies as going concerns is dependent upon the success of the Companies in obtaining additional funding and the success of their future operations (see Notes 6 and 7 for additional details). The Companies' ability to achieve these objectives cannot be determined at this time. The accompanying unaudited interim condensed consolidated financial statements should not be regarded as typical for normal operating periods.


NOTE 3 - NOTES PAYABLE

Notes payable of the Companies are as follows at June 30, 2005:

Note payable to a related party dated July 2003,  secured by
Class A  common  stock  and  interest  in  related  entries, bearing  interest at 12% per annum  through July 2005,  with principal due on that date, with  additional  interest of 5%
per annum  until  paid,  personally  guaranteed  by a former
officer of the Company (see Note 5)                                $    300,000

Unsecured notes payable to a related party, bearing interest at 12%, with a late fee of 10% of the principal due, bearing
10% interest, past due                                                  206,900

Unsecured  notes payable to a related party dated  September
2003, bearing interest at 10% per annum,  matured October 1,
2004, past due (see Note 5)                                             180,000

Unsecured,  non-interest  bearing  notes  payable to various
related parties, due on demand                                          168,638

Non-interest  bearing notes  payable to various  related and third parties, secured by guarantees of common stock, due on
demand                                                                   30,500

Unsecured notes payable to various related parties,  bearing
interest ranging from 10% to 12%, past due                               24,300

Unsecured non-interest bearing notes payable, due on demand              21,900

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 3 - NOTES PAYABLE (Continued)

Unsecured  notes payable to a related  party dated  December
1999, past due,  bearing  interest at 12% per annum (default rate  of 18%  per  annum),  with  a  late  fee of 10% of the
principal due                                                            20,000

Unsecured  notes  payable to a related  party dated June 28,
2004,   bearing  interest  at  10%  per  annum,   refinanced
September 15, 2005, matures March 31, 2006                                8,965

Unsecured   promissory  note  to  a  related  party  bearing
interest  at 10%,  past due,  interest  payable  annually in
either stock or cash, or both                                             6,000

Unsecured promissory note to a related party dated March 18,
2005,  bearing interest at 10% per annum,  matures March 31,
2006, convertible to common stock                                         4,000

Unsecured promissory note to a related party dated April 27,
2005,  bearing interest at 10% per annum,  matures April 30,
2006, convertible to common stock                                        10,000

Total                                                              $    981,203
                                                                   ------------
Less related party amounts                                             (952,803)
                                                                   ------------
Total notes payable                                                $     28,400

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at June 30, 2005, was $287,081.


NOTE 4 - CONTINGENCIES AND COMMITMENTS

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

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 4 - CONTINGENCIES AND COMMITMENTS (Continued)

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

(d) Notes Payable - Substantially all of the Companies notes payable are currently in default status (see Note 3).

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

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 4 - CONTINGENCIES AND COMMITMENTS (Continued)

patent-pending system of VPS, the Company's wholly-owned subsidiary, which is developing a system for electronically transmitting prescriptions using the Internet. The purchase order and letter of intent have subsequently been canceled and there is no future purchase commitment due.

(h) Consulting Agreements

     (1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. No amount has been provided for in these condensed consolidated financial statements as no services have been rendered.
     (2) During August 2001, the Company entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000; however, the consultant has not performed any work and the Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these condensed consolidated financial statements. (3) On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of January 11, 2006, these shares have not been issued and the liability of $199,650 is recorded in the accompanying condensed consolidated balance sheet in accrued expenses. (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of June 30, 2005. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of June 30, 2005 (see Note 5 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of January 11, 2006, the Companies have not issued any shares of common stock related to these agreements.

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 4 - CONTINGENCIES AND COMMITMENTS (Continued)

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


NOTE 5 - RELATED PARTY TRANSACTIONS

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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note of $206,900 was past due and outstanding at June 30, 2005. Accrued interest on these notes as of June 30, 2005, was $137,208. Included in

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

During the year ended December 31, 2003, the Company converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Company also entered into consulting and employment agreements totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of June 30, 2005 (see Note 4). Also, there are unreimbursed expenses due to officers totaling $8,148 at June 30, 2005.


NOTE 6 - JOINT VENTURE AGREEMENT

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

The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of a Patent License Agreement and Release dated January 5, 2004, from the Companies. This

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 6 - JOINT VENTURE AGREEMENT (Continued)

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


NOTE 7 - VERISCRIP (TM) SYSTEM

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

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 7 - VERISCRIP (TM) SYSTEM (Continued)

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

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED  NOTES  TO  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Companies entered into an unsecured note payable agreement with a related party totaling $10,000. The note bears interest at 10%, is payable and due in 2006, and may be converted into shares of the Companies' Class A common stock at the option of the lender based on the fair market value of the stock upon conversion.

Also subsequent to June 30, 2005, the Companies entered into written agreements with certain current and former officers of the Companies to document various contingent understandings and obligations among the parties relating to services and expenses. These contingent obligations are payable or convertible to capital stock upon the Companies generating certain specified levels of revenue in future years with the total principal amounts not to exceed approximately $4,000,000. Thus, in accordance with accounting principles generally accepted in the United States of America, these contingent obligations and payments will not be recognized until it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.









                [Balance of this page intentionally left blank.]

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

     The Company had $1,318 in cash as of June 30, 2005 and no other assets. The Company's liabilities were $2,216,095 and it had a working capital deficit of $2,214,777. During the three and six months ended June 30, 2005 the Company had revenues of $16,667 and $16,667, respectively, compared to revenues of $26,167 and $30,602 for the comparable periods from the prior year. During the three and six months ended June 30, 2005, the Company had general and administrative expenses of $43,829 and $72,682, respectively, interest expenses of $20,669 and $42,472, respectively, and net losses of $47,821 and $98,487, respectively, compared to general and administrative expenses of $50,478 and $123,783, respectively, interest expenses of $21,511 and $43,136, respectively, and net losses of $45,822 and $136,317, respectively, for the comparable periods from the prior year.

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

     During the year ended December 21, 2003, the Company renegotiated an existing consulting agreement with a related party for consulting services totaling $125,000 through March 31, 2004, which is included in Accounts Payable
- related party as of June 30, 2005. Also, during the year ended December 31, 2003, the Company entered into two new consulting agreements with related parties for consulting services totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of June 30, 2005. All three of these agreements provide for payments to be made in stock in lieu of cash. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of common stock. As of the date of this filing, the Company had no issued any shares of common stock related to these agreements.

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

Forward-Looking Statements

     When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.


                            PART II OTHER INFORMATION


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


                                  EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)


Date: February 1, 2006            By   /s/ James K. Millard
                                     ------------------------------------------
                                        James K. Millard
                                  Director, CEO, President, and CFO