Form 10QSB/A
period 2005-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-02-01
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB/A


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

         Yes |_|   No |X|



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|



     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding as of January 25, 2006
          -----                       ----------------------------------
      Common Stock                               143,993,594

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3

       Unaudited Condensed Consolidated Balance Sheets
                as of June 30, 2005                                            3

       Unaudited Condensed Consolidated Statements of Operations
                For the six months ended June 30, 2005 and 2004                4

       Unaudited Condensed Consolidated Statements of Cash Flows
                For the six months ended June 30, 2005 and 2004                5

       Notes to Condensed Consolidated Financial Statements                    6

Item 2:  Management's Discussion and Analysis or Plan of Operation            16

Item 3:  Controls and Procedures                                              20


PART II - OTHER INFORMATION                                                   20

Item 1:  Legal Proceedings                                                    20

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3:  Defaults upon Senior Securities                                      21

Item 4:  Submission of Matters to a Vote of Security Holders                  21

Item 5:  Other Information                                                    21

Item 6:  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    23

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