Form 10QSB
period 2005-09-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-02-01
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2005

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

         Yes |_|   No |X|



     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|



     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Outstanding as of January 25, 2006
          -----                       ----------------------------------
      Common Stock                               143,993,594

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                                  3

       Unaudited Condensed Consolidated Balance Sheets
                as of September 30, 2005                                       3

       Unaudited Condensed Consolidated Statements of Operations
                For the nine months ended September 30, 2005 and 2004          4

       Unaudited Condensed Consolidated Statements of Cash Flows
                For the nine months ended September 30, 2005 and 2004          5

       Notes to Condensed Consolidated Financial Statements                    6

Item 2:  Management's Discussion and Analysis or Plan of Operation            16

Item 3:  Controls and Procedures                                              20


PART II - OTHER INFORMATION                                                   20

Item 1:  Legal Proceedings                                                    20

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3:  Defaults upon Senior Securities                                      21

Item 4:  Submission of Matters to a Vote of Security Holders                  21

Item 5:  Other Information                                                    21

Item 6:  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    23

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET                                SEPTEMBER 30, 2005
------------------------------------------------------------------------------------------------
                                  ASSETS
CURRENT ASSETS:
Cash                                                                            $           189
                                                                                ---------------
Total current assets                                                                        189
                                                                                ---------------

TOTAL ASSETS                                                                    $           189
                                                                                ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                                                $       164,893
Accounts payable - related parties                                                      224,847
Dividends payable                                                                        19,000
Accrued salaries                                                                        320,200
Accrued expenses                                                                        243,150
Accrued interest                                                                        308,884
Notes payable                                                                            28,400
Notes payable, current portion - related parties                                        962,686
                                                                                ---------------
Total current liabilities                                                             2,272,060
                                                                                ---------------

Total liabilities                                                                     2,272,060
                                                                                ---------------

                   COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,
        none issued and outstanding                                                           0
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
        70,000 issued and outstanding                                                        70
Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
        none issued and outstanding                                                           0
Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
        143,893,594 issued and outstanding                                               14,389
Common stock, class B - $0.01 par value, 100,000 shares authorized,
        100,000 issued and outstanding                                                    1,000
Additional paid-in capital                                                           21,180,798
Accumulated deficit prior to the development stage                                   (8,390,740)
Deficit accumulated during the development stage                                    (15,077,388)
                                                                                ---------------
Total stockholders' deficiency                                                       (2,271,871)
                                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $           189
                                                                                ===============


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
 (Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
MONTHS ENDED  SEPTEMBER 30, 2005 AND 2004,  AND FOR THE PERIOD FROM INCEPTION OF
THE DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH SEPTEMBER 30, 2005

                                      Three Months      Three Months      Nine Months        Nine Months         Accumulated
                                          Ended             Ended            Ended              Ended            During the
                                      September 30,     September 30,    September 30,      September 30,        Development
                                          2005              2004              2005              2004                Stage
                                     ---------------  ---------------- -----------------  ---------------- --------------------
REVENUES                            $              0  $              0 $          16,667  $         30,602 $             47,269

GENERAL AND ADMINISTRATIVE
 EXPENESES                                    34,465            47,398           107,147           171,180           10,531,221
                                     ---------------  ---------------- -----------------  ---------------- --------------------

LOSS FROM CONTINUING OPERATIONS              (34,465)          (47,398)          (90,480)         (140,578)         (10,483,952)

OTHER (EXPENSES) INCOME:
Interest expense                             (22,629)          (21,447)          (65,101)          (64,583)            (661,449)
Interest income                                    0                 0                 0                 0                   59
                                    ----------------  ---------------- -----------------  ---------------- --------------------
Total other expenses - net                   (22,629)          (21,447)          (65,101)          (64,583)            (661,390)
                                    ----------------  ---------------- -----------------  ---------------- --------------------

NET LOSS FROM CONTINUING OPERATIONS          (57,094)          (68,845)         (155,581)         (205,161)         (11,145,342)

NET LOSS FROM
DISCONTINUED OPERATIONS                            0                 0                 0                 0           (3,837,987)
                                     ---------------  ---------------- -----------------  ---------------- --------------------

NET LOSS                            $        (57,094) $        (68,845)$        (155,581) $       (205,161)$        (14,983,329)
                                    ================  ================ =================  ================ ====================

DIVIDENDS ON PREFERRED STOCK        $              0  $              0 $               0  $              0   $           32,517
                                    ================  ================ =================  ================ ====================

Basic and diluted loss per share
 of common stock:
  Net loss from continuing
  operations                        $          (0.00) $          (0.00)$           (0.00) $          (0.00)$              (0.25)
  Net loss from discontinued
  operations                                    0.00              0.00              0.00              0.00                (0.08)
                                     ---------------  ---------------- -----------------  ---------------- --------------------

  Net loss                          $         (0.00)  $         (0.00) $          (0.00)  $         (0.00)   $           (0.33)
                                    ================  ================ =================  ================ ====================

Weighted average number of common
 shares outstanding basic
 and diluted                             143,893,594       143,893,594       143,893,594       143,893,594           45,449,002
                                    ================  ================ =================  ================ ====================


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED  SEPTEMBER  30, 2005 AND 2004,  AND FOR THE PERIOD FROM  INCEPTION  OF THE
DEVELOPMENT   STAGE  ON  JANUARY   1,   1994,   THROUGH   SEPTEMBER   30,   2005
---------------------------------------------------------------------------------------------------------------------------------

                                                                        Nine Months            Nine Months         Accumulated
                                                                           Ended                  Ended            During the
                                                                       September 30,          September 30,        Development
                                                                            2005                   2004               Stage
                                                                    --------------------   --------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $            (155,581)  $           (205,161) $   (14,983,329)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Common stock issued for services or collateral on loans                                                             8,166,584
   Write-off of federal tax lien and related accrued expenses                                                            (68,836)
   Preferred stock issued for services                                                                                    10,400
   Depreciation and amortization                                                                                          70,532
   Bad debt expense                                                                                                      140,299
   Loss on disposal of assets and partnership interests                                                                2,364,508
   (Gain) loss on foreign currency translation                                      (785)                                    214
   Discontinued operations                                                                                               456,078
   Changes in assets and liabilities:
     Decrease in accounts receivable - trade                                                                              20,921
     (Decrease) increase in accounts payable                                      (6,020)                38,258        1,230,257
     Increase in accrued expenses                                                145,501                163,056        1,244,461
Net cash used in operating activities                                            (16,885)                (3,847)      (1,347,911)
                                                                  ----------------------  --------------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                              (11,059)
Sale of land                                                                                                              (3,201)
Other                                                                                                                     64,000
                                                                  ----------------------  --------------------- ----------------
Net cash provided by investing activities                                              0                      0           49,740
                                                                  ----------------------  --------------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                            323,050
Sale of preferred stock for cash                                                                                         209,500
Proceeds from notes payable                                                       24,000                  8,634          842,491
Principal payments on notes payable                                               (7,146)                (4,533)         (76,681)
                                                                  ----------------------  --------------------- ----------------
Net cash provided by financing activities                                         16,854                  4,101        1,298,360
                                                                  ----------------------  --------------------- ----------------

NET (DECREASE) INCREASE IN CASH                                                      (31)                   254              189

CASH, beginning of period                                                            220                    119                0
                                                                  ----------------------  --------------------- ----------------

CASH, end of period                                                $                 189  $                 373 $            189
                                                                  ======================  ===================== ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest                               $               1,204  $                 433 $        108,561
                                                                  ======================  ===================== ================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
        AND FINANCING ACTIVITIES:

Accrued expenses converted to notes payable                        $                   0  $                   0 $        220,997
                                                                  ======================  ===================== ================
Accounts payable and accrued expenses converted to capital         $                   0  $                   0 $        823,475
                                                                  ======================  ===================== ================
Common stock issued for services or collateral on loans            $                   0  $                   0 $      8,166,584
                                                                  ======================  ===================== ================
Preferred stock issued for services                                $                   0  $                   0 $         10,400
                                                                  ======================  ===================== ================
Common stock issued for dividends                                  $                   0  $                   0 $         50,234
                                                                  ======================  ===================== ================
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                       $                   0  $                   0 $        465,400
                                                                  ======================  ===================== ================
Common stock issued for debt                                       $                   0  $                   0 $        115,428
                                                                  ======================  ===================== ================

            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2005 AND 2004, AND FOR THE PERIOD FROM INCEPTION OF THE development STAGE ON JANUARY 1, 1994, THROUGH September 30, 2005


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented are those of Equity Technologies & Resources, Inc. (the "Company") and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). Collectively, they are referred to herein as the "Companies".

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three months and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America, and applied consistently with those used in the preparation of the Companies' audited consolidated financial statements and notes for the year ended December 31, 2004, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that the accompanying unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Companies' 2004 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 2005 and 2004, are not necessarily indicative of the results for the full year.


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


NOTE 3 - NOTES PAYABLE

Notes payable of the Companies are as follows at September 30, 2005:

Note payable to a related party dated July 2003,  secured by
Class A  common  stock  and  interest  in  related  entries, bearing  interest at 12% per annum  through July 2005,  with principal due on that date, with  additional  interest of 5%
per annum  until  paid,  personally  guaranteed  by a former
officer of the Company, past due (see Note 5)                       $   300,000

Unsecured notes payable to a related party, bearing interest at 12%, with a late fee of 10% of the principal due, bearing
10% interest, past due                                                  206,900

Unsecured  notes payable to a related party dated  September
2003, bearing interest at 10% per annum,  matured October 1,
2004, past due (see Note 5)                                             180,000

Unsecured,  non-interest  bearing  notes  payable to various
related parties, due on demand                                          168,638

Non-interest  bearing notes  payable to various  related and third parties, secured by guarantees of common stock, due on
demand                                                                   30,500

Unsecured notes payable to various related parties,  bearing
interest ranging from 10% to 12%, past due                               24,300

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE (Continued)

Unsecured non-interest bearing notes payable, due on demand              21,900

Unsecured  notes payable to a related  party dated  December
1999, past due,  bearing  interest at 12% per annum (default rate  of 18%  per  annum),  with  a  late  fee of 10% of the
principal due                                                            20,000

Unsecured  notes  payable to a related  party dated June 28,
2004,   bearing  interest  at  10%  per  annum,   refinanced
September 15, 2005, matures March 31, 2006                                8,848

Unsecured   promissory  note  to  a  related  party  bearing
interest  at 10%,  past due,  interest  payable  annually in
either stock or cash, or both                                             6,000

Unsecured promissory note to a related party dated March 18,
2005,  bearing interest at 10% per annum,  matures March 31,
2006, convertible to common stock                                         4,000

Unsecured promissory note to a related party dated April 27,
2005,  bearing interest at 10% per annum,  matures April 30,
2006, convertible to common stock                                        10,000

Unsecured promissory note to a related party dated September
15,  2005,  bearing  interest  at  10%  per  annum,  matures
September 15, 2006, convertible to common stock                          10,000

Total                                                                   991,086
                                                                    ------------
Less related party amounts                                             (962,686)
                                                                    ------------
Total notes payable                                                 $    28,400

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at September 30, 2005, was $308,884.


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

NOTE 4 - CONTINGENCIES AND COMMITMENTS (Continued)


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


NOTE 4 - CONTINGENCIES AND COMMITMENTS (Continued)

Medeway and/or its affiliates. The Companies planned to install the patent-pending system of VPS, the Company's wholly-owned subsidiary, which is developing a system for electronically transmitting prescriptions using the Internet. The purchase order and letter of intent have subsequently been canceled and there is no future purchase commitment due.

(h) Consulting Agreements

     (1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. No amount has been provided for in these condensed consolidated financial statements as no services have been rendered.
     (2) During August 2001, the Company entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000; however, the consultant has not performed any work and the Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these condensed consolidated financial statements.
     (3) On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of January 11, 2006, these shares have not been issued and the liability of $199,650 is recorded in the accompanying condensed consolidated balance sheet in accrued expenses.
     (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of September 30, 2005. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of September 30, 2005 (see Note 5 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of January 11, 2006, the Companies have not issued any shares of common stock related to these agreements.

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


NOTE 4 - CONTINGENCIES AND COMMITMENTS (Continued)

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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note of $206,900 was past due and outstanding at September 30, 2005. Accrued interest on these notes as of September 30, 2005, was $137,208. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998, through December 31, 2000, as President ($300,000) and during the period January 1, 1999, through December 31, 2000, as Chief Financial Officer ($120,000); and Laura G. White,

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

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

During the year ended December 31, 2003, the Company converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Company also entered into consulting and employment agreements totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of September 30, 2005 (see Note 4). Also, there are unreimbursed expenses due to officers totaling $8,622 at September 30, 2005.


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

The license to use and develop technology, intellectual property, and know-how related to prescription drug monitoring systems and all other matters pertaining to the healthcare industry was obtained pursuant to the terms of a Patent License Agreement and Release dated January 5, 2004, from the Companies. This Patent License Agreement and Release was granted with the understanding that

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - JOINT VENTURE AGREEMENT (Continued)

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

The University of Louisville ("U of L") School of Public Health and Information Sciences initiated the assessment phase of the project in October 2004, and the Assessment Report was completed and delivered to the Kentucky Office of Technology on May 12, 2005. The Office of Technology released the U of L Assessment Report as a public document on August 19, 2005. The Assessment Report

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - VERISCRIP (TM) SYSTEM (Continued)

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

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                           (Development Stage Company)
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Companies entered into written agreements with certain current and former officers of the Companies to document various contingent understandings and obligations among the parties relating to services and expenses. These contingent obligations are payable or convertible to capital stock upon the Companies generating certain specified levels of revenue in future years with the total principal amounts not to exceed approximately $4,000,000. Thus, in accordance with accounting principles generally accepted in the United States of America, these contingent obligations and payments will not be recognized until it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.








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

Financial Position

     The Company had $189 in cash as of September 30, 2005 and no other assets. The Company's liabilities were $2,272,060 and it had a working capital deficit of $2,271,871. During the three and nine months ended September 30, 2005 the Company had revenues of $0 and $16,687, respectively, compared to revenues of $0 and $30,602 for the comparable periods from the prior year. During the three and nine months ended September 30, 2005, the Company had general and administrative expenses of $34,465 and $107,147, respectively, interest expenses of $22,829 and $65,101, respectively, and net losses of $57,094 and $155,581, respectively, compared to general and administrative expenses of $47,398 and $171,180, respectively, interest expenses of $21,447 and $64,583, respectively, and net losses of $48,845 and $205,161, respectively, for the comparable periods from the prior year.

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

     During the year ended December 21, 2003, the Company renegotiated an existing consulting agreement with a related party for consulting services totaling $125,000 through March 31, 2004, which is included in Accounts Payable
- related party as of September 30, 2005. Also, during the year ended December 31, 2003, the Company entered into two new consulting agreements with related parties for consulting services totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of September, 2005. All three of these agreements provide for payments to be made in stock in lieu of cash. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of common stock. As of the date of this filing, the Company had no issued any shares of common stock related to these agreements.

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


Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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