Form 10KSB
period 2005-12-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-04-18
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2005

                             Commission file number
                                    33-20582

                      Equity Technologies & Resources, Inc.
              ----------------------------------------------------
                (Name of registrant as specified in its charter)

        Delaware                                          75-2276137
---------------------------------              -------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
      incorporation)

          PO Box 12012                                 (859) 321-2466
   Lexington, Kentucky 40579
---------------------------------              -------------------------------
 (Address of principal executive offices)        (Registrant's telephone number,
                                                 including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
   Title of each class                             on which registered
   -------------------                   --------------------------------------
Class A Common Stock, $.0001 Par Value                     None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|



Issuers revenues for its most recent fiscal year: $16,667.



The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of April 10, 2006 was approximately $2,563,752.



Shares  outstanding  of the  registrant's  common  equity as of April 14,  2006:
300,000,000  Class  A  Common,  100,000  Class  B  Common,  and  70,000  Class B
Preferred.

EQUITY TECHNOLOGIES & RESOURCES, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005


                                     PART I

Item 1.    Description of Business............................................4
Item 2.    Description of Properties..........................................8
Item 3.    Legal Proceedings..................................................9
Item 4.    Submission of Matters to a Vote of Security Holders................9

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........10
Item 6.    Management's Discussion and Analysis or Plan of Operation..........11
Item 7.    Financial Statements...............................................20
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................20
Item 8A.   Controls and Procedures............................................21
Item 8B.   Other Information..................................................21

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................23
Item 10.   Executive Compensation.............................................24
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................25
Item 12.   Certain Relationships and Related Transactions.....................26
Item 13.   Exhibits...........................................................29
Item 14.   Principal Accountant Fees and Services.............................29
Signatures....................................................................31
Exhibit Index.................................................................32
Index to Financial Statements................................................F-1

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

Employees

     The Company is a development stage company and currently has one full time employee, the Company's sole executive officer, and one part-time employee and officer. The Company's executive officer devotes his full attention to the affairs of the Company, and holds no employment with any other entity. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture. Research and Development

     The Company did not spend any funds on research and development activities during 2004 or 2005.


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

  Quarter Ended                                     High (1)          Low (1)
  -------------                                     --------          -------

  2004
  March 31..............................                  $0.01        $0.01
  June 30...............................                  $0.07        $0.02
  September 30..........................                  $0.03        $0.02
  December 31...........................                  $0.02        $0.02

  2005
  March 31..............................                  $0.08        $0.02
  June 30...............................                  $0.09        $0.04
  September 30..........................                  $0.08        $0.02
  December 31...........................                  $0.04        $0.02

Holders of Record

     As of April 13, 2006 there were approximately 627 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.

Issuance of Securities

     No sales of securities occurred during 2005 that have not been previously reported.

     Effective April 14, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC ("MLH"), a Nevada limited liability corporation, where MLH purchased 156,196,406 shares of authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619.64 in the aggregate). Simultaneously, an additional 100,000 shares of Class B Common Stock were also purchased by MLH Investments from James Arch, Chairman of the Board of the Company, at a purchase price of $0.001 per share ($100 in the aggregate). The sale of the Class B shares was a private transaction. The Company did not use an underwriter in connection with the above described transaction and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder. This matter is discussed further in Item 8B.


Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

     The Company had $169 in cash as of December 31, 2005 and no other assets. The Company's liabilities were $2,543,742 and it had a working capital deficit of $2,543,573. The Company had $16,667 in revenues during 2005 and $30,602 in revenues during 2004, its general and administrative expenses were $351,045 and $218,767, respectively, during these periods and its net losses were $427,283 and $274,654, respectively, during these periods.

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

     Our common stock is registered pursuant to section 12(g) of the 1934 Act and we are thereby obligated to file annual reports on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, other reports and information as described in the 1934 Act and related rules and to otherwise comply with various provisions of the 1934 Act and related rules. Since December 31, 2003, we failed to comply with substantially all of the obligations imposed upon it by the 1934 Act and we were delinquent in filing our annual reports on Form 10-KSB for the periods ended December 31, 2003 and December 31, 2004 and our quarterly reports for the quarterly periods ending in 2005, and are delinquent in filing our quarterly reports on Form 10-QSB for the quarterly periods ending in 2003 and 2004 and required current reports on Form 8-K. As a result, we could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

     We have experienced negative cash flow and operating losses and may never become profitable.

     We are in the early stages of developing the Veriscrip(TM) System to provide solutions for the prescription drug and healthcare industry. There is no meaningful historical operating or financial information about its business upon which to evaluate future performance of the Company or the viability of this product. As of December 31, 2005, we had incurred $23,739,830 in net losses since its inception in 1994. We have generated no material revenues during the past two years. We cannot assure generation of revenues, profitability or generation of positive cash flow in the future. If we cannot do so, our business may not succeed and our securities would have little or no value.

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

     We have currently liabilities in the amount of $2,543,742. We have notes payable in an amount in excess of $1,000,000, all are included in current liabilities. Substantially all of the notes payable are in default. We currently have no ability to repay the amounts owing on these notes payable. If any of holders of these obligations were to bring an action against us to collect the amounts owing it may prevent us from continuing to attempt to execute our business plan, including finishing development of the Veriscrip(TM) System.

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

     See attached financial statements.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         During the year ended December 31, 2005, we have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

Item 8A. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended December 31, 2005 that have materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.


Item 8B. Other Information

     Effective April 14, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC ("MLH"), a Nevada limited liability corporation, where MLH purchased 156,196,406 shares of authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619.64 in the aggregate). Simultaneously, an additional 100,000 shares of Class B Common Stock were also purchased by MLH Investments from James Arch, Chairman of the Board of the Company, at a purchase price of $0.001 per share ($100 in the aggregate). The sale of the Class B shares was a private transaction.

     The sale of the Class A shares was approved by unanimous written consent of the Board of Directors of the Company. The reasons behind the consent were (a) the insolvency of the Company and the inability to obtain sufficient funding to execute its business plan, (b) the Company's unsuccessful attempts to obtain funding from any other sources, (c) the fact that without an immediate infusion of operating capital, the Company will be forced to cease operating and liquidate, (d) MLH offered to immediately wire more than $15,000 to the Company's account, (e) MLH will explore a potential restructuring of the debt and equity of the Company on terms to be determined, (f) this is the only funding alternative available to the Company, and (g) the Board determined all shareholders and creditors of the Company will be better served by the stock purchase than liquidation.

     The Company did not use an underwriter in connection with the above described transaction and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

     Prior to the sale of securities to MLB, the authorized capital stock of the Company consists of: (i) 300,000,000 shares of Class A Common Stock, of which 143,803,594 shares are issued and outstanding; (ii) 100,000 shares of Class B Common Stock, of which 100,000 shares are issued and outstanding; (iii) 2,000,000 shares of Class A Preferred Stock, par value $0.001 per share, none of which shares are issued or outstanding; (iv) 300,000 shares of Class B Preferred Stock, par value $0.001 per share, of which 70,000 shares are issued and outstanding; and (v) 100,000 shares of Class C Preferred Stock, par value $0.001 per share, none of which share are issued and outstanding. Immediately after MLB acquire the above referenced shares it owned 52% of the outstanding Class A Common Stock, 100% of the outstanding Class B Common and approximately 52% of the total outstanding shares of equity securities.

     Delaware law authorizes, and our Bylaws and Certificate of Incorporation provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors, officers and controlling persons pursuant to the foregoing, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

     Our authorized capital stock currently consists of 300,000,000 shares of Class A Common Stock, $.0001 par value per share, all of which are outstanding after issuance of the shares to MLB; and 100,000 shares of Class B Common Stock, $.01 par value, of which 100,000 shares are outstanding; 2,000,000 shares of Class A Preferred Stock, of which no shares are outstanding; 300,000 shares of Class B Preferred Stock, par value $.001 per share, of which 70,000 shares are outstanding; and 100,000 shares of Class C Preferred Stock, par value $.001 per share, of which no shares are outstanding. The Company's Certificate of Incorporation which created these classes of securities did not set forth the powers, designations, preferences or relative, participating, optional, or other rights or the specified classes (individually and collectively, the "Designations"). As a result, these matters are unresolved and there can be no assurance as to the Designations of the specified classes.

     Other information that is required to be disclosed in connection with the change in control of a "shell company" is found elsewhere throughout this annual report and such information is hereby incorporated by reference into this Item 8B.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2005:

                                                              With Company
         Name       Age     Position                            Since
-----------------   ---    ------------------------------    ---------------
James Arch          80     Chairman                             1996

James K. Millard    56     Director, CEO, President & CFO       2000
---------------

     James Arch. Mr. Arch has been a director since 1996 and his term expires as a director at the next annual meeting of stockholders. For the past five years Mr. Arch has been retied. Mr. Arch does not hold any directorships on other reporting companies.

     James K. Millard. Mr. Millard has been a director since 2001 and his term expires as a director at the next annual meeting of stockholders. For the past five years Mr. Millard has been principally employed as the president of Verified Prescription Safeguards, Inc. He also served as a partner in Waterwild Farm, LLC, a family-owned and operated business. He was formerly with e-Corp, Inc. and WKYT-TV, both located in Lexington, Kentucky. Mr. Millard spends all of his business time working for the Company. Mr. Millard does not hold any directorships on other reporting companies.

Identify Significant Employees

     The Company has no other significant employees.

Family Relationships

     None

Involvement in Certain Legal Proceedings

     Our directors and officers have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Audit Committee

     The Company has only one part-time officer and full time officer. The Company has no operations or funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its board of directors.

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

     Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during 2005.

Code of Ethics

     Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics, but it expects to adopt one in the future.


Item 10. Executive Compensation

     During the past three fiscal years, the Company has not paid any salary, wage or other compensation to its officers. The Company had an employment agreement with Mr. Millard which provided for an annual salary of $120,000 per year and provides for insurance and other benefits. The agreement provides that Mr. Millard's employment is at will. The Company has not been able to pay Mr. Millard's salary and the salary obligation has been accruing at the rate of $10,000 per month. At December 31, 2005, the Company had accrued $350,877.19 in unpaid compensation owed to Mr. Millard.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of April 14, 2006, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of April 14, 2006, the Company had 300,100,000 shares of voting securities outstanding.

         Name and Address         Shares Beneficially   Percentage of Shares
      Of Beneficial Owner(1)             Owned           Beneficially Owned        Position
----------------------------------------------------------------------------------------------------------
James Arch                             2,300,000                    *           Chairman

James K. Millard                       4,900,000                    *           Director, CEO, President,
                                                                                and CFO

Directors and Executive Officers       7,200,000                    *
as a Group (2 people)

FV Investments, Inc.                  15,806,000                   5%
P.O. Box 2164
Lexington, KY 40588

MLH Investments, LLC                 156,196,406                  52%
2225 E. Randol Mill Road,
Suite 305
Arlington, TX 76011
--------------------------

* Less than 1%

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

     Effective April 14, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC ("MLH"), a Nevada limited liability corporation, where MLH purchased 156,196,406 shares of authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619.64 in the aggregate). Simultaneously, an additional 100,000 shares of Class B Common Stock were also purchased by MLH Investments from James Arch, Chairman of the Board of the Company, at a purchase price of $0.001 per share ($100 in the aggregate). The sale of the Class B shares was a private transaction.

     The sale of the Class A shares was approved by unanimous written consent of the Board of Directors of the Company. The reasons behind the consent were (a) the insolvency of the Company and the inability to obtain sufficient funding to execute its business plan, (b) the Company's unsuccessful attempts to obtain funding from any other sources, (c) the fact that without an immediate infusion of operating capital, the Company will be forced to cease operating and liquidate, (d) MLH offered to immediately wire more than $15,000 to the Company's account, (e) MLH will explore a potential restructuring of the debt and equity of the Company on terms to be determined, (f) this is the only funding alternative available to the Company, and (g) the Board determined all shareholders and creditors of the Company will be better served by the stock purchase than liquidation.

     Prior to the sale of securities to MLB, the authorized capital stock of the Company consists of: (i) 300,000,000 shares of Class A Common Stock, of which 143,803,594 shares are issued and outstanding; (ii) 100,000 shares of Class B Common Stock, of which 100,000 shares are issued and outstanding; (iii) 2,000,000 shares of Class A Preferred Stock, par value $0.001 per share, none of which shares are issued or outstanding; (iv) 300,000 shares of Class B Preferred Stock, par value $0.001 per share, of which 70,000 shares are issued and outstanding; and (v) 100,000 shares of Class C Preferred Stock, par value $0.001 per share, none of which share are issued and outstanding. Immediately after MLB acquired the above referenced shares it owned 52% of the outstanding Class A Common Stock, 100% of the outstanding Class B Common and approximately 52% of the total outstanding shares of equity securities.


Item 13. Exhibits

Exhibits

         Listed on page 21 hereof.


Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $21,362 and $ 0, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Audit Committee

     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.








                [Balance of this page intentionally left blank.]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)



Date: April 17, 2006             By   /s/ James K. Millard
                                    ----------------------
                                       James K. Millard
                                 Director, CEO, President, and CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                             Date


  /s/ James K. Millard
-----------------------------
James K. Millard             Director, CEO, President, and CFO    April 17, 2006


  /s/ James Arch
----------------------------
James Arch                  Chairman                              April 17, 2006

                                  EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION OF EXHIBIT
------    ---------------------------
3(i).1 Certificate of Incorporation, dated March 3, 1988 (Incorporated by reference to Exhibit 3(i).1 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).2 Articles of Amendment to the Articles of Incorporation, dated December 5, 1988 (Incorporated by reference to Exhibit 3(i).2 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).3 Certificate of Amendment to the Certificate of Incorporation, dated January 20, 1989 (Incorporated by reference to Exhibit 3(i).3 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).4 Certificate of Amendment to the Certificate of Incorporation, dated March 13, 1989 (Incorporated by reference to Exhibit 3(i).4 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).5 Certificate of Amendment to the Certificate of Incorporation, dated September 30, 1991 (Incorporated by reference to Exhibit 3(i).5 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).6 Certificate of Amendment to the Certificate of Incorporation, dated February 14, 1992 (Incorporated by reference to Exhibit 3(i).6 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).7 Certificate of Amendment to the Certificate of Incorporation, dated February 2, 2000 (Incorporated by reference to Exhibit 3(i).7 of the Company's Form 10-KSB, dated December 31, 2003)

3(i).8 Certificate of Amendment to the Certificate of Incorporation, dated July 21, 2000 (Incorporated by reference to Exhibit 3(i).8 of the Company's Form 10-KSB, dated December 31, 2004)

3(i).9 Certificate of Amendment to the Certificate of Incorporation, dated August 1, 2002 (Incorporated by reference to Exhibit 3(i).8 of the Company's Form 10-KSB, dated December 31, 2003)

3(ii).1 By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-KSB, dated December 31, 2003)

10.1 Consulting Agreement by and between the Company and Rusbar Financial Services, Inc., dated April 2001 (Incorporated by reference to Exhibit
          10.1 of the Company's Form 10-KSB, dated December 31, 2003)

10.2 Consulting Agreement by and between the Company and Harry M. Zachem, dated May 14, 2001(Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2003)

10.3 Consulting Agreement by and between the Company, Verified Prescription Safeguards, Inc. and Fairmund International Services, Ltd., dated
          April 21, 2003 (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2003)

10.4      Consulting   Agreement   by  and  between  the  Company  and  Internet
          Capital.com,  LLC,  dated  July 2003  (Incorporated  by  reference  to
          Exhibit 10.4 of the Company's Form 10-KSB, dated December 31, 2003)

10.5 Consulting Agreement by and between the Company and Innovative Technologies, dated October, 2003 (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB, dated December 31, 2003)

10.6 Employment Agreement by and between the Company and James Kemper Millard, dated December 31, 2003 (Incorporated by reference to Exhibit
          10.6 of the Company's Form 10-KSB, dated December 31, 2003)

10.7 Patent License Agreement and Release by and between the Company, Verified Prescription Safeguards, Inc., Envoii Healthcare, LLC, and VPS Holdings, LLC, dated January 5, 2004 (Incorporated by reference to
          Exhibit 10.7 of the Company's Form 10-KSB, dated December 31, 2003)

10.8 Stock Loan Agreement, by and between the Company and the parties referenced therein, dated May 9, 2005 (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003)

10.9 Promissory Note payable to Kentrust, Inc., dated November 14, 1998 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB, dated December 31, 2003)

10.10 Promissory Note payable to Kentrust, Inc., dated December 23, 1998 (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated December 31, 2003)

10.11 Promissory Note payable to Kentrust, Inc., dated January 27,1999 (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB, dated December 31, 2003)

10.12     Promissory   Note  payable  to  James  Arch,   dated  August  1,  2000
          (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB, dated December 31, 2003)

10.13 Promissory Note payable to Lee M. Tillman, dated September 7, 2005 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-KSB, dated December 31, 2003)

10.14     Promissory  Note  payable  to FV  Investments,  dated  July  31,  2003
          (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB, dated December 31, 2003)

10.15 Promissory Note payable to James Arch, dated September 15, 2003 (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB, dated December 31, 2003)

10.16 Promissory Note payable to Cora Spence Carrick, dated April 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-KSB, dated December 31, 2003)

10.17 Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB, dated December 31, 2003)

10.18 Promissory Note payable to Lee M. Tillman, dated January 5, 2006 (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-QSB, dated March 31, 2005)

10.19     Stock   Purchase   Agreement  by  and  between  the  Company  and  MLH
          Investments, LLC, dated April 14, 2006.

21.1 Schedule of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-KSB, dated December 31, 2003)

31.1      Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

31.2      Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors...............................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statement of Stockholders' Equity............................................F-5

Statements of Cash Flows....................................................F-11

Notes to Financial Statements...............................................F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
EQUITY TECHNOLOGIES AND RESOURCES, INC. & SUBSIDIARY
Louisville, KY

We have audited the accompanying balance sheet of Equity Technologies and Resources, Inc. & Subsidiary [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period of re-entering development stage on January 1, 1994 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Equity Technologies and Resources, Inc. & Subsidiary for the period from January 1, 1994 through December 31, 2002 were audited by other auditors whose report, dated May 23, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 2002 reflect an accumulated deficit of $22,295,982. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Equity Technologies and Resources, Inc. and Subsidiary [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from re-entering development stage on January 1, 1994 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming The Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 14, 2006

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005
                                                                                         2005
                                                                                  ------------------
                                   ASSETS
CURRENT ASSETS:
Cash                                                                            $                169
Total current assets                                                                             169
                                                                                --------------------
TOTAL ASSETS                                                                    $                169
                                                                                ====================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                                                $            280,269
Accounts payable - related parties                                                           309,847
Dividends payable                                                                             33,750
Accrued salaries                                                                             350,200
Accrued expenses                                                                             246,668
Accrued interest                                                                             294,366
Notes payable                                                                                 38,400
Notes payable - bank                                                                               -
Notes payable, current portion - related parties                                             990,242
                                                                                --------------------
Total current liabilities                                                                  2,543,742
                                                                                --------------------

NOTES PAYABLE, LONG-TERM PORTION - RELATED PARTY                                                    -
                                                                                --------------------

Total liabilities                                                                          2,543,742
                                                                                --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,
                                        none issued and outstanding                                -
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
                                       70,000 issued and outstanding                              70
Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
                                       none issued and outstanding                                 -
Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
                                        143,893,594 issued and outstanding                    14,389
Common stock, class B - $0.01 par value, 100,000 shares authorized,
                                        100,000 issued and outstanding                         1,000
Additional paid-in capital                                                                21,180,798
Accumulated deficit prior to the development stage                                        (8,390,740)
Deficit accumulated during the development stage                                         (15,349,090)
                                                                                --------------------
Total stockholders' deficiency                                                            (2,543,573)
                                                                                --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                169
                                                                                ====================

See accompanying notes to consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004,
           AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005

                                                                                                        Accumulated
                                                                                                        During the
                                                                                                        Development
                                                                    2005          2004                    State
                                                            -----------------------------------       ----------------
REVENUES                                                    $             16,667         30,602       $         47,269

GENERAL AND ADMINISTRATIVE EXPENESES                                     351,045        218,767             10,775,119
                                                            -----------------------------------       ----------------

LOSS FROM CONTINUING OPERATIONS                                         (334,378)      (188,165)           (10,727,850)

OTHER (EXPENSES) INCOME:
Interest expense                                                         (92,905)       (86,489)              (689,253)
Interest income                                                                -              -                     59
                                                            -----------------------------------       ----------------
Total other expenses - net                                               (92,905)       (86,489)              (689,194)
                                                            -----------------------------------       ----------------

NET LOSS FROM CONTINUING OPERATIONS                                     (427,283)      (274,654)           (11,417,044)

NET LOSS FROM DISCONTINUED OPERATIONS                                          -              -             (3,837,987)
                                                            -----------------------------------       ----------------
NET LOSS                                                    $           (427,283)      (274,654)      $    (15,255,031)
                                                            ===================================       ================
DIVIDENDS ON PREFERRED STOCK                                $                  -              -       $         32,517
                                                            ===================================       ================
Basic and diluted loss per share of common stock:
    Loss from continuing operations                         $              (0.00)         (0.00)
    Loss from discontinued operations                                       0.00           0.00
                                                            -----------------------------------
    Net loss                                                $              (0.00)         (0.00)
                                                            ===================================
Weighted average number of common shares                             143,893,594    143,893,594
      outstanding basic and diluted                         ===================================


          See accompanying notes to consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE
                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005


                                                   Preferred    Preferred  Preferred    Preferred   Preferred    Preferred
                                                     Stock        Stock      Stock        Stock       Stock        Stock
                                                    Class A      Class A    Class B      Class B     Class C      Class C
                                                    Shares       Amount      Shares      Amount      Shares       Amount
                                                  -----------  ----------- ----------  ----------- -----------  -----------
BALANCES, JANUARY 1, 1994                             148,000  $      148      78,500  $        78

Preferred stock issued for cash at $1.00 per share                            203,500          204       6,000 $          6
Preferred stock issued for services at $1.00 per
share                                                                           6,200            6       4,200            4
                                                  -----------  ----------- ----------  ----------- -----------  -----------
BALANCES, DECEMBER 31, 1994, 1995,
AND 1996                                              148,000          148    288,200          288      10,200           10

Shares converted to Class A common stock                                       (5,000)          (5)
Shares converted to Class A common stock                                      (11,000)         (11)
Canceled shares                                       (98,000)         (98)  (272,200)        (272)    (10,200)         (10)
                                                  ----------- ------------ ---------- ------------ ----------- ------------
BALANCES, DECEMBER 31, 1997, 1998,                     50,000           50          0            0           0            0
AND 1999

Shares issued as consideration for purchase of
         subsidiary, December 15, 2000                                         40,000           40
                                                  ----------- ------------ ---------- ------------ ----------- ------------
BALANCES, DECEMBER 31, 2000                            50,000           50     40,000           40           0            0

Preferred stock dividend, July 16, 2001                13,169           13
Shares issued in exchange for 300,000 shares of
         Growth Fund Partnership, Inc., June                                   30,000           30
         2001
                                                  -----------  ----------- ----------  ----------- -----------  -----------
BALANCES, DECEMBER 31, 2001                            63,169           63     70,000           70           0            0

Cancellation of Series A Preferred                    (50,000)         (50)
Additional preferred stock dividend                     4,069            4
Cancellation of preferred shares deemed
         ineligible - held by affiliates                (186)
Preferred stock converted to Class A common
stock                                                (10,197)          (10)
Preferred stock forfeitures                           (6,855)           (7)
                                                  ----------- ------------ ---------- ------------ ----------- ------------
BALANCES, DECEMBER 31, 2002, 2003, 2004
AND 2005                                                    0 $          0     70,000 $         70           0 $          0
                                                  =========== ============ ========== ============ =========== ============

                          (continued on following page)

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE
                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005


                                                 Common          Common    Common    Common
                                                  Stock          Stock     Stock      Stock       Additional
                                                 Class A        Class A   Class B    Class B       Paid-in        Accumulated
                                                 Shares         Amount     Shares    Amount        Capital         Deficit
                                              -------------    ---------  --------  ---------   -------------   -------------
BALANCES, JANUARY 1, 1994                            11,425    $       1   100,000  $    1,000  $   11,217,203 $    (8,390,740)

Common stock issued for services at                     700                                             95,106
$135.87 per share
Common stock issued for services at                      92                                             45,979
$499.70 per share
Common stock issued for services at                      32                                             17,717
$553.66 per share
Net loss for the year ended December 31, 1994                                                                       (3,563,526)
                                              -------------    ---------  --------   ---------   -------------   -------------
BALANCES, DECEMBER 31, 1994                          12,249            1   100,000       1,000      11,376,005     (11,954,266)

Common stock issued for cash at $34.02
per share                                             5,416            1                               184,299
Common stock issued for services at $52.50
per share                                               500                                             26,250
Common stock issued for dividends at
$553.66 per share                                        32                                             17,717         (17,717)
Common stock issued for dividends at
$548.15 per share                                        27                                             14,800         (14,800)
Net loss for the year ended December 31, 1995                                                                         (212,633)
                                              -------------    ---------  --------   ---------   -------------   -------------
BALANCES, DECEMBER 31, 1995                          18,224            2   100,000       1,000      11,619,071     (12,199,416)

Net loss for the year ended December 31, 1996                                                                          (61,828)
                                              -------------    ---------  --------   ---------   -------------   -------------
BALANCES, DECEMBER 31, 1996                          18,224            2   100,000       1,000      11,619,071     (12,261,244)

Common stock issued in exchange for preferred
       series B stock at $312.50 per share               16                                              5,000
Fractional shares issued                                  6                                                  1
Common stock issued for services at $3.00
per share                                             4,000                                             12,000
Common stock issued for debt at $10.00
per share                                             5,150            1                                51,499
Common stock issued for services at $4.95
per share                                            20,590            2                               101,998
Common stock issued for services at $3.00
per share                                               400                                              1,200
Common stock issued in exchange for preferred
       series B stock at $343.75 per share               32                                             11,000
Capital contribution-cancellation of shares            (168)                                           388,793
Net loss for the year ended December 31, 1997                                                                         (115,504)
                                              -------------    ---------  --------   ---------   -------------   -------------
BALANCES, DECEMBER 31, 1997                          48,250            5   100,000       1,000      12,190,562    (12,376,748)

                          (continued on following page)

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE
                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005


                                                 Common          Common    Common    Common
                                                  Stock          Stock     Stock      Stock       Additional
                                                 Class A        Class A   Class B    Class B       Paid-in        Accumulated
                                                 Shares         Amount     Shares    Amount        Capital         Deficit
                                              -------------    ---------  --------  ---------   -------------   -------------
Reversal of cancellation of common A
shares                                                4,280
Common stock issued at $3.15 per share to
       repay note payable                             1,737                                              5,470
Common stock issued to officer at $3.15 per
       share for consulting services                    137                                                431
Common stock issued to officer at $3.15 per
       share for consulting services                 22,480            2                                71,152
Common stock issued to officer at $3.15 per
       share for consulting services                  2,563                                              8,083
Common stock issued to officer to payoff note
       payable for consulting services              120,000           12                                58,446
Net loss for the year ended December 31, 1998                                                                        (150,873)
                                              -------------    ---------  --------  ---------   -------------   -------------
BALANCES, DECEMBER 31, 1998                         199,447           19   100,000       1,000      12,334,144    (12,527,621)

Net loss for the year ended December 31, 1999                                                                        (178,877)
                                              -------------    ---------  --------  ---------   -------------   -------------
BALANCES, DECEMBER 31, 1999                         199,447           19   100,000       1,000      12,334,144    (12,706,498)

Common stock issued at $7.00 per share for
       services rendered, June 2000                 166,628           17                             1,166,381
Common stock issued at $0.14 per share for
       services rendered, August 2000             1,350,000          135                               188,865
Common stock issued at $0.14 per share for
       services rendered, August 7, 2000          6,000,000          600                               839,400
Common stock canceled, August 2000                (120,000)          (12)                               (58,446)       (61,542)
Fractional shares issued                               832
Common stock canceled                             (100,000)          (10)                                    10
Preferred shares issued as consideration for
       purchase of subsidiary                                                                              (40)
Common stock issued for cash at $0.25 per
       share, November 2000                          90,000            9                                22,491

                          (continued on following page)

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE
                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005


                                                 Common        Common    Common    Common
                                                  Stock        Stock     Stock      Stock       Additional
                                                 Class A       Class A   Class B    Class B       Paid-in        Accumulated
                                                 Shares        Amount     Shares    Amount        Capital         Deficit
                                              -------------   ---------  --------  ---------   -------------   -------------

Shares issued in exchange for 300,000 shares
   of Growth Fund Partnership, Inc., June 2001                                                           (30)
Common stock issued for insurance guarantee
   at $0.03 per share, October 17, 2001           2,500,000         250                               74,750
Common stock issued for services at $0.07 per
   share, October 19, 2001                          130,000          13                                9,087
Common stock issued for collateral on loan
   at $0.07 per share, October 19, 2001           4,800,000         480                              335,520
Common stock issued for services rendered
   at $0.07 per share, October 25, 2001             750,000          75                               52,425
Common stock issued for collateral on loans
   at $0.05 per share, November 6,                2,000,000         200                               99,800
   2001
Common stock issued for collateral on loan
   at $0.03 per share, November 12, 2001          1,200,000         120                               35,880
Common stock issued for services rendered
   at $0.03 per share, November 12, 2001          1,500,000         150                               44,850
Common stock issued for insurance guarantee
   at $0.03 per share, November 12, 2001            500,000          50                               14,950
Common stock issued for services at $0.06 per
   share, November 19, 2001                         200,000          20                               11,980
Common stock issued for services at $0.04 per
   share, December 12, 2001                         600,000          60                               23,940
Common stock issued for services at $0.04 per
   share, December 19, 2001                         200,000          20                                7,980
Common stock issued for services at $0.05 per
   share, December 31, 2001                         500,000          50                               24,950
Preferred stock dividend                                                                                 (13)
Accounts payable and accrued expenses
   converted to capital                                                                              743,837
Net loss for the year ended December 31, 2001                                                                     (4,526,911)
                                              -------------   ---------  --------  ---------   -------------   -------------
BALANCES, DECEMBER 31, 2001                      48,566,620       4,856   100,000      1,000      19,710,680     (20,575,376)

Additional preferred stock dividend
Common stock issued for consulting services                                                               (4)
   at $0.04 per share, January 2, 2002              500,000          50                               19,950
Common stock issued for financial consulting
   services rendered at $0.03 per share,
   February 24, 2002                                200,000          20                                5,980
Common stock issued for collateral on loans
   at $0.08 per share, June 21, 2002              14,000,00       1,400                             1,118,60

                          (continued on following page)

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE
                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005


                                                 Common        Common    Common    Common
                                                  Stock        Stock     Stock      Stock       Additional
                                                 Class A       Class A   Class B    Class B       Paid-in        Accumulated
                                                 Shares        Amount     Shares    Amount        Capital         Deficit
                                              -------------   ---------  --------  ---------   -------------   -------------
Cancellation of previously issued common
 stock  in 2001 for collateral on loans,         (2,000,000)       (200)                             (99,800)
  June 27, 2002
Common stock issued for consulting services
   rendered at $0.03 per share, August 3,         7,300,000         730                              218,270
   2002
Preferred stock conversion in September 2002,
   for holders of record, July 16, 2001          72,826,974       7,283                               (7,273)
Common stock issued for collateral on loans
   at $0.02 per share, November 4,                2,500,000         250                               49,750
   2002
Cancellation of Series A preferred shares and
   related dividends payable                                                                          85,000
Preferred stock forfeitures                                                                                7
Accrued expenses converted to capital                                                                 79,638
Net loss for the year ended December 31, 2002                                                                     (1,720,606)
                                              -------------   ---------  --------  ---------   -------------   -------------
BALANCES, DECEMBER 31, 2002                    143,893,594       14,389   100,000      1,000      21,180,798     (22,295,982)


                          (continued on following page)

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004, AND FOR THE
                 PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                  ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005

                                                 Common        Common    Common    Common
                                                  Stock        Stock     Stock      Stock       Additional
                                                 Class A       Class A   Class B    Class B       Paid-in        Accumulated
                                                 Shares        Amount     Shares    Amount        Capital         Deficit
                                              -------------   ---------  --------  ---------   -------------   -------------

Net loss for the year ended December 31, 2003                                                                       (741,911)
                                              -------------   ---------  --------  ---------   -------------   -------------

BALANCES, DECEMBER 31, 2003                     143,893,594      14,389   100,000      1,000      21,180,798     (23,037,893)

Net loss for the year ended December 31, 2004                                                                       (274,654)
                                              -------------   ---------  --------  ---------   -------------   -------------

BALANCES, DECEMBER 31, 2004                     143,893,594      14,389   100,000      1,000      21,180,798     (23,312,547)

Net loss for the year ended December 31, 2005                                                                       (427,283)
                                              -------------   ---------  --------  ---------   -------------   -------------

BALANCES, DECEMBER 31, 2005                     143,893,594   $  14,389   100,000  $   1,000   $  21,180,798     (23,739,830)

                                              =============   =========  ========  =========   =============   =============
Accumulated deficit:
   Prior to development stage                                                                                     (8,390,740)
                                                                                                               -------------
   During development stage                                                                                    $ (15,349,090)
                                                                                                               =============


          See accompanying notes to consolidated financial statements.

              EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
                          (Development Stage Companies)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004,
           AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
                 ON JANUARY 1, 1994, THROUGH DECEMBER 31, 2005

                                                                                                     Accumulated
                                                                                                     During the
                                                                                                     Development
                                                                       2005       2004               State
                                                                   -----------  ----------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (427,283) $ (274,654)         $  (15,255,031)
Adjustments to reconcile net loss to net cash used
        in operating activities:
   Common stock issued for services or collateral on loans                                               8,166,584
   Write-off of federal tax lien and related accrued expenses                                              (68,836)
   Preferred stock issued for services                                                                      10,400
   Depreciation and amortization                                                                            70,532
   Bad debt expense                                                                                        140,299
   Loss on disposal of assets and partnership interests                                                  2,364,508
   Loss on foreign currency transaction                                  -1029         999                     (30)
   Discontinued operations                                                                                 456,078
   Changes in assets and liabilities:
     Decrease in accounts receivable - trade                                                                20,921
     Increase in accounts payable                                      194,356      44,767               1,430,633
     Increase in accrued expenses                                      169,720     224,888               1,268,680
Net cash used in operating activities                                  (64,236)     (4,000)             (1,395,262)
                                                                   -----------  ----------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                               (11,059)
Sale of land                                                                                               (3,201)
Other                                                                                                       64,000
                                                                   -----------  ----------          --------------
Net cash provided by investing activities                                                0                  49,740
                                                                   -----------  ----------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                              323,050
Sale of preferred stock for cash                                                                           209,500
Proceeds from notes payable                                             71,331       8,634                 889,822
Principal payments on notes payable                                     (7,146)     (4,533)                (76,681)
                                                                   -----------  ----------          --------------
Net cash provided by financing activities                               64,185       4,101               1,345,691
                                                                   -----------  ----------          --------------
NET INCREASE (DECREASE) IN CASH                                            (51)        101                     169

CASH, beginning of period                                                  220         119                       0
                                                                   -----------  ----------          --------------

CASH, end of period                                                $       169  $      220           $         169
                                                                   ===========  ==========           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest                               $      1204         601           $     107,357
                                                                   ===========  ==========           =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Accrued expenses converted to notes payable                        $         0           0           $     220,997
                                                                   ===========  ==========           =============
Accounts payable and accrued expenses converted to capital         $         0           0           $     823,475
                                                                   ===========  ==========           =============
Common stock issued for services or collateral on loans            $         0           0           $   8,166,584
                                                                   ===========  ==========           =============
Preferred stock issued for services                                $         0           0           $      10,400
                                                                   ===========  ==========           =============
Common stock issued for dividends                                  $         0           0           $      50,234
                                                                   ===========  ==========           =============
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                       $         0           0           $     465,400
                                                                   ===========  ==========           =============
Common stock issued for debt                                       $         0           0           $     115,428
                                                                   ===========  ==========           =============

          See accompanying notes to consolidated financial statements.

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2005 and 2004,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE ON
JANUARY 1, 1994, THROUGH December 31, 2005


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

Cash and Cash Equivalents - The Companies consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2005 and 2004, the Companies had no cash equivalents.

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

Comprehensive   Income  -  The  Companies   include   material  items  of  other
comprehensive income, if any, by their nature in a consolidated financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet. No material accumulated balance of other comprehensive income existed at December 31, 2005.

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

Most Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions
- an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised
2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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






                [Balance of this page intentionally left blank.]

NOTE 4 - NOTES PAYABLE

Notes payable of the Companies are as follows at December 31, 2005:

 Note  payable to a related  party dated July 2003,  secured by Class A common stock and interest in related entries,  bearing interest at 12%
 per annum through July 2005,  with  principal  due on that date,  with additional interest of 5% per annum until paid,  personally guaranteed
 by a former officer of the Company (see Note 7)                                $   300,000

 Unsecured notes payable to a related party,  bearing  interest at 12%, with a late fee of 10% of the  principal  due,  bearing 10%  interest,
 past due                                                                           206,900

 Unsecured  notes  payable to a related  party  dated  September  2003, bearing  interest at 10% per annum,  matured October 1, 2004, past due
 (see Note 7)                                                                       217,800

 Unsecured,  non-interest  bearing  notes  payable to  various  related
 parties, due on demand                                                             168,638

 Non-interest  bearing  notes  payable  to  various  related  and third
 parties, secured by guarantees of common stock, due on demand                       30,500

 Unsecured notes payable to various related  parties,  bearing interest
 ranging from 10% to 12%, past due                                                   24,300

 Unsecured non-interest bearing notes payable, due on demand                         21,900

 Unsecured  notes payable to a related party dated December 1999,  past due,  bearing  interest  at 12%  per  annum  (default  rate of 18% per
 annum), with a late fee of 10% of the principal due                                 20,000

 Unsecured  notes  payable  to a related  party  dated  June 28,  2004, bearing  interest at 10% per annum,  refinanced  September  15,  2005,
 matures March 31, 2006                                                               8,604

 Unsecured  promissory note to a related party bearing interest at 10%,
 past due, interest payable annually in either stock or cash, or both                 6,000

 Unsecured  promissory  notes to related  parties,  issued during 2005, bearing interest at 10%, due curing 2006, interest payable annually in
 either stock or cash, or both                                                       30,000
                                                                                -----------
                Total                                                             1,028,642
        Less related party amounts                                                 (990,242)
                                                                                -----------
                Total notes payable                                             $    38,400
                                                                                ===========

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at December 31, 2005, was $294,366.


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

Preferred Stock - Class B

The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $0.001 per share and as of December 31, 2005, there were 70,000 shares outstanding that were issued as follows:

(1) In December 2000, the Company issued 40,000 shares of voting, Class B preferred stock in exchange for all of the outstanding shares of Verified Prescription Safeguards, Inc. (see Note 1). These preferred shares are not convertible into shares of common stock. These shares accrue a 10% dividend payable annually on June 30 of each year. The cumulative amount of dividend was $33,750 at December 31, 2005.

(2) In June 2001, the Company issued 30,000 shares of voting, Class B preferred stock in exchange for 300,000 shares of Growth Fund Partnership, Inc. ("Growth Fund") common stock. The Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. Additionally, in the event the Company uses the common stock of Growth Fund to anchor or establish a credit facility in its favor, the Company agrees to pay Growth Fund one-half of the cash dividend referred to above, or one percent of the value of the Class B Preferred Stock at closing of the credit facility, notice of which shall be given by the Company to Growth Fund at least ten days prior thereto. The acquisition was recorded at $0. The cumulative amount of dividends was $33,750 at December 31, 2005. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

Preferred Stock - Class C

The Company is authorized to issue 100,000 shares of non-voting preferred shares at a par value of $0.001 per share. These preferred shares are convertible into

Class A common stock at a conversion rate of 12 common shares for each preferred share and accrue a 10% dividend annually. Management canceled all outstanding shares and related dividends payable in 1997 and there remain no shares issued and outstanding as of December 31, 2005.

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

Common Stock - Class B

The Company is authorized to issue 100,000 shares of its Class B common shares at a par value of $0.01 per share. The Class B shares have the right to elect a majority of the Board of Directors of the Companies. There were 100,000 shares issued and outstanding as of December 31, 2005, which are held by the current Chairman and director of the Companies.


NOTE 6 - CONTINGENCIES AND COMMITMENTS

(a) Federal Payroll Taxes - During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have been recorded as accounts payable and general and administrative expenses at December 31, 2005, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

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

     (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of December 31, 2004. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of December 31, 2005 (see Note 7 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of December 31, 2005, the Companies have not issued any shares of common stock related to these agreements.

     (5) An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003 is again filed as an exhibit within this Form 10-KSB. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Class A Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meets regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Class A Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. An account payable of $105,000 has been recorded for the value of the 3,500,000 shares to be issued.

     (i) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004 and 2005, and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed. The management and legal counsel of the Companies are currently in contact with the Securities and Exchange Commission and are in the process of completing such forms for filing.

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

During the year ended December 31, 2003, the Companies converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Companies also renegotiated and entered into consulting agreements with related parties totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of December 31, 2005 (see Note 6). Also, there are unreimbursed expenses due to officers totaling $8,623 at December 31, 2005.

On March 18, 2005, the Company issued a note payable in the amount of $4,000.00 to James Kemper Millard, President of ETCR and on April 25, 2005 issued an additional note of $10,000 to a relative of the president. The notes are due in 2006 and may converted into stock equal in value to the principal amount of the Notes, with interest accrued thereon, calculated at 90% of the average bid price of said stock, in US Dollars for the five business trading days immediately preceding and the five days immediately following March 31 2006. If conversion is declined, re-payment of note shall occur as provided in paragraph (1) of said note.

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

Reconciliations of the expected federal income tax benefit based on the U.S. corporate income tax rate of 34% to actual benefit for the years ended December 31, 2005, 2004 and 2003, are as follows:

                                                                     Accumulated
                                                                       During
                                                                     Development
                                      2005        2004        2003     Stage
                                      ----        ----        ----   -----------
Expected federal income tax benefit  $145,276  $  93,000   $ 252,000 $4,257,000
Increase in valuation allowance      (145,276)   (93,000)   (252,000)(4,257,000)
                                    ---------  ---------   --------- ----------
Income tax expense (benefit)        $       0  $       0   $       0 $        0
                                    ---------  =========   ========= ==========

At December 31, 2005, the potential non-current deferred tax asset of approximately $5,571,000 results from the deferred tax benefit of applying the
U. S. corporate income tax rate of 34% to the net operating loss carryforwards of approximately $16,385,000, which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

As of December 31, 2005, the Companies have potential available net operating loss carryforwards for federal income tax purposes of approximately $16,385,000, which expire through 2024. Pursuant to the Tax Reform Act of 1986, annual utilization of the Companies' net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. The Companies have not determined, at this time, if the net operating loss carryforwards will be limited for such changes in ownership.

The Companies have currently filed their corporate income tax returns through 2000. The Companies 2001 through 2005 corporate income tax returns are expected to be completed and filed during the Second Quarter of 2006. There are no significant tax, interest, or penalty liabilities due to the recurring losses.

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

Loss from discontinued operations for the period from inception of the development stage on January 1, 1994, through December 31, 2005, is as follows:

SALES                                                        $          0
   COST OF SALES                                                   33,817
                                                             ------------
   GROSS MARGIN                                                   (33,817)
   OPERATING EXPENSES                                           1,399,405
                                                             ------------
   LOSS FROM OPERATIONS                                        (1,433,222)
                                                             ------------
   OTHER INCOME (EXPENSES):
   Other income                                                        41
   Interest expense                                               (40,953)
   Other expense                                                  (30,185)
   Gain on sale of land                                            30,840
   Loss on disposal of assets                                     (75,667)
   Loss on partnership interests                               (2,288,841)
                                                            -------------
   Total Other Income (Expenses)                               (2,404,765)
                                                            -------------
   LOSS BEFORE INCOME TAX BENEFIT                              (3,837,987)
   INCOME TAX BENEFIT                                                   0
                                                            -------------
   LOSS FROM DISCONTINUED OPERATIONS                        $  (3,837,987)
                                                            =============
   DIVIDENDS ON PREFERRED STOCK                             $     (32,517)
                                                            =============

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


NOTE 12 - SUBSEQUENT EVENTS

On April 17, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC, a Nevada limited liability company, to sell the 156,196,406 authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.001 per share ($15,619.64 in the aggregate).