Form 10QSB
period 2006-03-31
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-05-16
CIK 830741

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

                         Commission File Number 33-20582

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         75-2276137
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                           Identification No.)


                     PO Box 12012 Lexington, Kentucky 40579
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (859) 321-2466
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.

Yes |X|  No |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of May 10, 2006
              -----                           ------------------------------
      Class A Common Stock                             300,000,000
      Class B Common Stock                               100,000

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

   Unaudited Condensed Consolidated Balance Sheet
            as of March 31, 2006                                               3

   Unaudited Condensed Consolidated Statements of Operations
            For the three months ended March 31, 2006 and 2005
            and for the period from inception of the development
            stage on January 1, 1994 through March 31, 2006                    4

   Unaudited Condensed Consolidated Statements of Cash Flows
            For the three months ended March 31, 2006 and 2005
            and for the period from inception of the development
            stage on January 1, 1994 through March 31, 2006                    5

   Notes to Condensed Consolidated Financial Statements                        6

Item 2:  Management's Discussion and Analysis or Plan of Operation             7

Item 3:  Controls and Procedures                                              10


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    10

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds          10

Item 3:  Defaults upon Senior Securities                                      11

Item 4:  Submission of Matters to a Vote of Security Holders                  11

Item 5:  Other Information                                                    11

Item 6:  Exhibits                                                             11

Signatures                                                                    13

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET March 31, 2006
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash                                                                            $              104

Total current assets                                                                           104
                                                                                ------------------
TOTAL ASSETS                                                                    $              104
                                                                                ==================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES:
Accounts payable                                                                $          313,923
Accounts payable - related parties                                                         309,847
Dividends payable                                                                           33,750
Accrued salaries                                                                           371,200
Accrued expenses                                                                           250,146
Accrued interest                                                                           317,562
Notes payable                                                                               38,400
Notes payable - bank                                                                             0
Notes payable, current portion - related parties                                         1,005,337
                                                                                ------------------
Total current liabilities                                                                2,640,165
                                                                                ------------------
Total liabilities                                                                        2,640,165
                                                                                ------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,
   none issued and outstanding                                                                   0
Preferred stock, class B - $0.001 par value, 300,000 shares authorized,
   70,000 issued and outstanding                                                                70
Preferred stock, class C - $0.001 par value, 100,000 shares authorized,
   none issued and outstanding                                                                   0
Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,
   143,893,594 issued and outstanding                                                       14,389
Common stock, class B - $0.01 par value, 100,000 shares authorized,
   100,000 issued and outstanding                                                            1,000
Additional paid-in capital                                                              21,180,798
Accumulated deficit prior to the development stage                                     (8,390,740)
Deficit accumulated during the development stage                                      (15,445,578)
                                                                                ------------------
Total stockholders' deficiency                                                         (2,640,061)
                                                                                ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $              104
                                                                                ==================


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED  MARCH  31,  2006 AND  2005,  AND FOR THE  PERIOD  FROM  INCEPTION  OF THE
DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH MARCH 31, 2006
-------------------------------------------------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                               Three Months          Three Months           During the
                                                                  Ended                 Ended               Development
                                                              March 31, 2006        March 31, 2005             Stage
                                                          --------------------  ---------------------   -----------------

REVENUES                                                  $                  0  $                   0   $          47,269

GENERAL AND ADMINISTRATIVE EXPENESES                                    73,291                 28,852          10,848,410
                                                          --------------------  ---------------------   -----------------

LOSS FROM CONTINUING OPERATIONS                                        (73,291)               (28,852)        (10,801,141)

OTHER (EXPENSES) INCOME:
Interest expense                                                       (23,196)               (21,813)           (712,449)
Interest income                                                              0                      0                  59
                                                          --------------------  ---------------------   -----------------
Total other expenses - net                                             (96,487)               (21,813)           (712,390)
                                                          --------------------  ---------------------   -----------------

NET LOSS FROM CONTINUING OPERATIONS                                    (96,487)               (50,665)        (11,513,531)

NET LOSS FROM DISCONTINUED OPERATIONS                                        0                      0          (3,837,987)
                                                          --------------------  ---------------------   -----------------

NET LOSS                                                  $            (96,487) $             (50,665)  $     (15,351,518)
                                                          ====================  =====================   =================

DIVIDENDS ON PREFERRED STOCK                              $                  0  $                   0   $          32,517
                                                          ====================  =====================   =================
Basic and diluted loss per share of common stock:
   Net loss from continuing operations                    $              (0.02) $               (0.00)
   Net loss from discontinued operations                                  0.00                   0.00
                                                          --------------------  ---------------------
   Net loss                                               $              (0.00) $               (0.00)
                                                          ====================  =====================
Weighted average number of common shares outstanding
   basic and diluted                                               143,893,594            143,893,594
                                                          ====================  =====================


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED  MARCH  31,  2006 AND  2005,  AND FOR THE  PERIOD  FROM  INCEPTION  OF THE
DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH MARCH 31, 2006

                                                                       Three Months      Three Months        Accumulated
                                                                           Ended             Ended            During the
                                                                         March 31,         March 31,         Development
                                                                           2006              2005               Stage
                                                                     -----------------  ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $           (96,487)$        (50,665)  $     (15,351,518)
Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities:
   Common stock issued for services or collateral on loans                                                        8,166,584
   Write-off of federal tax lien and related accrued expenses                                                       (68,836)
   Preferred stock issued for services                                                                               10,400
   Depreciation and amortization                                                                                     70,532
   Bad debt expense                                                                                                 140,299
   Loss on disposal of assets and partnership interests                                                           2,364,508
   (Gain) loss on foreign currency translation                                      95             (189)                (65)
   Discontinued operations                                                                                          456,078
   Changes in assets and liabilities:
     Decrease in accounts receivable - trade                                                                         20,921
     Increase in accounts payable                                               33,654            1,717           1,464,287
     Increase in accrued expenses                                               47,673           44,947           1,316,353
Net cash (used in) provided by operating activities                            (15,065)          (4,190)         (1,410,327)
                                                                   ------------------- ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                         (11,059)
Sale of land                                                                                                         (3,201)
Other                                                                                                                64,000
                                                                   ------------------- ----------------   -----------------
Net cash provided by investing activities                                            0                0              49,740
                                                                   ------------------- ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                       323,050
Sale of preferred stock for cash                                                                                    209,500
Proceeds from notes payable                                                     15,000            4,000             904,822
Principal payments on notes payable                                                                                 (76,681)
                                                                   ------------------- ----------------   -----------------
Net cash provided by financing activities                                       15,000            4,000           1,360,691
                                                                   ------------------- ----------------   -----------------
NET (DECREASE) INCREASE IN CASH                                                    (65)            (190)                104

CASH, beginning of period                                                          169              220                   0
                                                                   ------------------- ----------------   -----------------
CASH, end of period                                                $               104 $             30   $             104
                                                                   =================== ================   =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for interest                               $                 0 $              0   $         107,357
                                                                   =================== ================   =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

Accrued expenses converted to notes payable                        $                 0 $              0   $         220,997
                                                                   =================== ================   =================
Accounts payable and accrued expenses converted to capital         $                 0 $              0   $         823,475
                                                                   =================== ================   =================
Common stock issued for services or collateral on loans            $                 0 $              0   $       8,166,584
                                                                   =================== ================   =================
Preferred stock issued for services                                $                 0 $              0   $          10,400
                                                                   =================== ================   =================
Common stock issued for dividends                                  $                 0 $              0   $          50,234
                                                                   =================== ================   =================
Paid-in capital through cancellation of preferred stock and
   related dividends payable                                       $                 0 $              0   $         465,400
                                                                   =================== ================   =================
Common stock issued for debt                                       $                 0 $              0   $         115,428
                                                                   =================== ================   =================


            See accompanying condensed notes to unaudited condensed
                       consolidated financial statements.

Equity Technologies & Resources, Inc. and Subsidiary
(Development stage companies)

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED March 31, 2006 AND 2005, AND FOR THE PERIOD FROM INCEPTION OF THE development STAGE ON JANUARY 1, 1994, THROUGH March 31, 2006


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented are those of Equity Technologies & Resources, Inc. (the "Company") and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). Collectively, they are referred to herein as the "Companies".

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Companies' audited consolidated financial statements and notes for the year ended December 31, 2005, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that the accompanying unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Companies' 2005 Annual Report on Form 10-KSB. The results of operations for the periods ended March 31, 2006 and 2005, are not necessarily indicative of the results for the full year.


NOTE 2 - GOING CONCERN

During their development stage, the Companies have had limited operations and have not been able to develop an ongoing, reliable source of revenue to fund their existence. The Companies' day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Companies' results of operations due to their lack of capital resources can be expected to continue until such time as the Companies are able to generate additional capital from other sources. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Companies to continue as going concerns. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of the Companies for the next twenty-four months. However, there can be no assurances to that effect, as the Companies expect minimal revenues and the Companies' need for additional funding will be necessary for the Companies' development plans and projects. If the Companies cannot obtain needed funds, they may be forced to curtail or cease their activities. Therefore, for at least the next twenty-four months management believes the Companies have viable plans to continue as going concerns. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations (see Note 9 for subsequent events).

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Companies as going concerns is dependent upon the success of the Companies in obtaining additional funding and the success of their future operations (see Notes 8 and 9 for additional details). The Companies' ability to achieve these objectives cannot be determined at this time. The accompanying unaudited interim condensed consolidated financial statements should not be regarded as typical for normal operating periods.


NOTE 3 - NOTES PAYABLE - BANK

Notes payable - bank at March 31, 2005, totaling $7,146 represents a note due to First Security Bank of Lexington, Kentucky, bearing interest at 5.75% per annum, maturing on February 13, 2004, with principal and interest due at maturity. As of April 11, 2005, this note was paid in full.


NOTE 4 - NOTES PAYABLE

Notes payable of the Companies are as follows at March 31, 2006:

Note payable to a related party dated July 2003, secured by Class
     A common  stock and  interest  in related  entries,  bearing interest at 12% per annum through July 2005,  with principal due on that date, with  additional  interest of 5% per annum until paid, personally guaranteed by a former officer of the
     Company (see Note 6)                                           $   300,000

Unsecured notes payable to a related party,  bearing  interest at
     12%,  with a late fee of 10% of the principal  due,  bearing
     10% interest, past due                                             206,900

Unsecured notes payable to a related party dated  September 2003, bearing interest at 10% per annum,  matured October 1, 2004,
     past due (see Note 6)                                              217,800

Unsecured,  non-interest bearing notes payable to various related
     parties, due on demand                                             168,638

Non-interest  bearing notes payable to various  related and third parties,  secured  by  guarantees  of common  stock,  due on
     demand                                                              30,500

Unsecured  notes  payable  to various  related  parties,  bearing
     interest ranging from 10% to 12%, past due                          24,300

Unsecured non-interest bearing notes payable, due on demand              21,900

Unsecured notes payable to a related party dated  December  1999, past due, bearing interest at 12% per annum (default rate of
     18% per annum), with a late fee of 10% of the principal due         20,000

Unsecured notes  payable to a related  party dated June 28, 2004, bearing interest at 10% per annum,  refinanced September 15,
     2005, matures March 31, 2006                                         8,698

Unsecured promissory notes to related party,  issued during 2005, bearing  interest at 10%, due during 2006,  interest payable
     annually in either stock or cash, or both                           30,000

Unsecured promissory notes to related party,  issued during 2006, bearing  interest at 10%, due during 2007,  interest payable
     annually in either stock or cash, or both.                          15,000

                                Total                                 1,043,737

           Less related party amounts                                (1,005,337)
                                                                   ------------
                  Total notes payable                              $     38,400
                                                                   ============

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at March 31, 2006, was $317,562.


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

(h) Consulting Agreements

(1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. No amount has been provided for in these condensed consolidated financial statements as no services have been rendered.
(2) During August 2001, the Companies entered into an agreement for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000; however, the consultant has not performed any work and the Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these condensed consolidated financial statements.
(3) On April 21, 2003, the Companies entered into an agreement with a former consultant whereby the Companies owe this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of March 31, 2006 these shares have not been issued and the liability of $199,650 is recorded in the accompanying condensed consolidated balance sheet in accrued expenses.
(4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of March 31, 2006. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in
     Accounts Payable - related party as of March 31, 2006 (see Note 6 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of March 31, 2006, the Companies have not issued any shares of common stock related to these agreements.
(5) An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various services. This agreement was originally filed as
     Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003 is again filed as an exhibit within this Form 10-KSB. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Class A

     Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meets regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Class A Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. An account payable of $105,000 has been recorded for the value of the 3,500,000 shares to be issued.

(i) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003 and 2004 and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.


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

On December 23, 1998, the Company borrowed $61,000 from Kentrust, Inc., an entity whose CEO is Frank G. Dickey, Jr., a former director and President of the Company. The note carried a 10% interest rate, and was due on December 23, 1999. In 1999, the Company borrowed an additional $104,500 from Kentrust at 10%. During 2000, the entire $165,500 became overdue and began accruing interest at a rate of 12% per annum. A $16,550 penalty for late payment was also levied against the Company. The note does not have any new repayment date. During 2001, Kentrust loaned the Company an additional $41,400, which is accruing interest at 10% per annum, with repayment due on or before December 31, 2001. The principal balance on this note of $206,900 was past due and outstanding at March 31, 2006. Accrued interest on these notes as of March 31, 2006, was $155,208. Included in accrued expenses at December 31, 2000, was $570,000 representing amounts due to certain officers pursuant to various employment contracts as follows: the former President and majority stockholder, Frank Dickey, Jr., for his services provided during the period November 1, 1998, through December 31, 2000, as President ($300,000) and during the period January 1, 1999, through December 31, 2000, as Chief Financial Officer ($120,000); and Laura G. White, Vice President for her services provided during the period January 1, 2000, through December 31, 2000 ($90,000) for Vice President and Investor Relations, and during the period January 1, 1999, to December 31, 1999, for her services as Secretary ($60,000). The employment contracts were scheduled to expire in December 2002. During 2001, management terminated the contracts due to lack of working capital and converted the payroll liabilities to additional paid-in capital due to the Companies' lack of operating cash flow. Additionally, the Companies converted accrued expenses of $173,837 to additional paid-in capital, which represented the balance of unpaid expenses incurred for the lease of office space, furniture and equipment, and vehicle at $7,637 per month for the period of January 1, 2000, to December 31, 2001, from its former president. The Companies continued to charge $7,637 per month for these incidental expenses through December 31, 2002, which were reflected as charges to the consolidated statement of operations with an offset to additional paid-in capital for any amounts not paid during the respective current year. During 2002, the Company charged net accrued expenses of $79,638 to additional paid-in capital.

During the year ended December 31, 2003, the Company converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Company also entered into consulting and employment agreements totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of March 31, 2006 (see Note 5). Also, there are unreimbursed expenses due to officers totaling $7,470 at March 31, 2006.

On March 18, 2005, the Company issued a note payable in the amount of $4,000.00 to James Kemper Millard, President of ETCR and on April 25, 2005 issued an additional note of $10,000 to a relative of the president. The notes are due in 2006 and may be converted into stock equal in value to the principal amount of the Notes, with interest accrued thereon, calculated at 90% of the average bid price of said stock, in US dollars for the five business days immediately preceding and the five day immediately following March 31, 2006. If conversion is declined, re-payment of note shall occur as provided in paragraph (1) of said note.

On January 5, 2006 the Company issued a note payable in the amount of $10,000 to Lee Tillman. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock.


On March 22, 2006 the Company issued a note payable in the amount of $5,000 to Innovative Technologies. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock.


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


NOTE 9 - SUBSEQUENT EVENTS

On April 17, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC, a Nevada limited liability company, to sell the 156,196,406 authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.001 per share ($15,619. in the aggregate).










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

Financial Position

     The Company had $104 in cash as of March 31, 2006 and no other assets. The Company's liabilities were $2,640,165 and it had a working capital deficit of ($2,640,061). During the three months ended March 31, 2006 the Company had no revenues and it had no revenues for the comparable period from the prior year. During the three months ended March 31, 2006, the Company had general and administrative expenses of $73,291and interest expenses of $23,196, and net losses of $96,487, compared to general and administrative expenses of $28,852 and interest expenses of $21,813, and net losses of $50,665, for the comparable period from the prior year.

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

     On March 18, 2005 the Company issued a note payable in the amount of $4,000 to James Kemper Millard, President of ETCR and on April 25, 2005 issued an additional note of $10,000 to relative of the President. The notes are due in 2006 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock, in US dollars for the five business days immediately preceeding and the five days immediately following March 31, 2006. If conversion is declined, re-payment of note shall occur as provided in paragraph (1) of said note.

     On January 5, 2006 the Company issued a note payable in the amount of $10,000 to Lee Tillman. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock.


     On March 22, 2006 the Company issued a note payable in the amount of $5,000 to Innovative Technologies. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock.

     As more fully described in Note 5 - Capital Stock, several equity transactions occurred between the Company and related parties.

     An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal Revenue

Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoices from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003 is again filed as an exhibit within this Form 10-KSB. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Class A Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meeting regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Class A Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774 for the benefit of the Company. An account payable of $105,000 has been recorded for the value of the 3,500,000 shares to be issued.

     From December 31, 2003 through December 2005, the Company failed to comply with substantially all of the obligations imposed upon it by the Securities Exchange Act of 1934 Act (the "1934 Act") and was delinquent in filing its annual reports on Form 10-KSB for the periods ended December 31, 2003 and December 31, 2004, and were delinquent in filing our quarterly reports on Form 10-QSB for the quarterly periods ending in 2003 and 2004 and required current reports on Form 8-K. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

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


Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended March 31, 2006, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.



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

     None


Item 5. Other Information.

     None


Item 6. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

     INDEX TO EXHIBITS

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

10.20 Promissory Note payable to Innovative Technologies dated March 22, 2006 (Incorporated by reference to Exhibit 10.20 of the Company's From 10KSB, dated December 31, 2005).

31.1 *    Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

31.2 *    Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

32.1 * Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------
*  Filed Herewith.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                     --------------------------------------
                                  (Registrant)



Date: May 16, 2006              By   /s/ James K. Millard
                                   ----------------------
                                James K. Millard
                                Director, CEO, President and CFO