Form 10QSB
period 2006-06-30
EQUITY TECHNOLOGIES & RESOURCES INC
filed 2006-08-14
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2006

Commission File Number: 33-20582


                      EQUITY TECHNOLOGIES & RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                              75-227-6137
----------------------------------------                  ----------------------
(State or other jurisdiction                              (IRS Employer
   of incorporation)                                         Identification No.)


325 W. Main Street, Suite 240
Lexington, Kentucky                                               40507
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (859) 321-2466

----------------------
     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

        Yes |X|  No |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding as of July 21, 2006
-----------------------------                    -------------------------------
Class A Common Stock                                      300,000,000
Class B Common Stock                                          100,000

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Unaudited  Condensed  Consolidated  Balance Sheet as of June
     30, 2006                                                                 3

Unaudited  Condensed  Consolidated  Statements of Operations
     For the three and six months  ended  June 30,  2006 and
     2005  and  for  the  period  from   inception   of  the
     development  stage on January 1, 1994  through June 30,
     2006                                                                     4

Unaudited  Condensed  Consolidated  Statements of Cash Flows
     For the six months ended June 30, 2006 and 2005 and for
     the period from inception of the  development  stage on
     January 1, 1994 through June 30, 2006                                    5

Notes to Condensed Consolidated Financial Statements                          6

Item 2:  Management's Discussion and Analysis or Plan of Operation           16

Item 3:  Controls and Procedures                                             21


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                   21

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3:  Defaults upon Senior Securities                                     23

Item 4:  Submission of Matters to a Vote of Security Holders                 23

Item 5:  Other Information                                                   23

Item 6:  Exhibits                                                            23

Signatures                                                                   26

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
 (Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
Cash                                                                            $                   698
                                                                                -----------------------
Total current assets                                                                                698
                                                                                -----------------------

TOTAL ASSETS                                                                    $                   698
                                                                                =======================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable                                                                $               190,056
Accounts payable - related parties                                                              410,754
Dividends payable                                                                                33,750
Accrued salaries                                                                                401,200
Accrued expenses                                                                                254,736
Accrued interest                                                                                344,827
Notes payable                                                                                    38,400
Notes payable, current portion - related parties                                              1,002,454
                                                                                -----------------------
Total current liabilities                                                                     2,676,177
                                                                                -----------------------

Total liabilities                                                                             2,676,177
                                                                                -----------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, class A - $0.001 par value, 2,000,000 shares authorized,                             0

Preferred stock, class B - $0.001 par value, 300,000 shares authorized,                              70

Preferred stock, class C - $0.001 par value, 100,000 shares authorized,                               0

Common stock, class A - $0.0001 par value, 300,000,000 shares authorized,                        30,009

Common stock, class B - $0.01 par value, 100,000 shares authorized,                               1,000

Additional paid-in capital                                                                   21,180,798
Accumulated deficit prior to the development stage                                           (8,390,740)
Deficit accumulated during the development stage                                            (15,496,616)
                                                                                -----------------------
Total stockholders' deficiency                                                               (2,675,479)
                                                                                -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $                   698
                                                                                =======================

                 See accompanying condensed notes to unaudited
                  condensed consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS  ENDED JUNE 30,  2006 AND 2005,
AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE
ON JANUARY 1, 1994, THROUGH JUNE 30, 2006
--------------------------------------------------------------------------------

                                                                                                                   Accumulated
                                              Three Months     Three Months      Six Months        Six Months       During the
                                                 Ended            Ended            Ended              Ended        Development
                                             June 30, 2006    June 30, 2005     June 30, 2006     June 30, 2005        Stage
                                            ---------------  ----------------  ----------------  --------------   ---------------
REVENUES                                    $             0  $         16,667  $              0  $       16,667   $        47,269

GENERAL AND ADMINISTRATIVE EXPENSES                  23,747            43,829            97,038          72,682        10,872,157
                                            ---------------  ----------------  ----------------   --------------  ---------------

LOSS FROM CONTINUING OPERATIONS                     (23,747)          (27,162)          (97,038)        (56,015)      (10,824,888)

OTHER (EXPENSES) INCOME:
Interest expense                                    (27,291)          (20,659)          (50,487)         (42,472)        (739,740)
Interest income                                                             0                                 0                59
                                            ---------------  ----------------  ----------------   --------------  ---------------
Total other expenses - net                          (27,291)          (20,659)          (50,487)         (42,472)        (739,681)
                                            ---------------  ----------------  ----------------   --------------  ---------------

NET LOSS FROM CONTINUING OPERATIONS                 (51,038)          (47,821)         (147,525)        (98,487)      (11,564,569)

NET LOSS FROM DISCONTINUED OPERATIONS                     0                 0                 0               0        (3,837,987)
                                            ---------------  ----------------  ----------------  --------------  ----------------
NET LOSS                                    $       (51,038) $        (47,821) $       (147,525) $      (98,487) $    (15,402,556)
                                            ===============  ================  ================  ==============  ================
DIVIDENDS ON PREFERRED STOCK                $             0  $              0  $              0  $            0  $         32,517
                                            ===============  ================  ================  ==============  ================

Basic and diluted
   loss per share of common stock:
Net loss from continuing operations         $         (0.00) $          (0.00) $          (0.00) $        (0.00)
Net loss from discontinuing operations                 0.00              0.00              0.00            0.00
                                            ---------------  ----------------  ----------------  --------------
                                            $         (0.00) $          (0.00) $          (0.00) $        (0.00)
                                            ===============  ================  ================  ==============

Weighted average number of common shares
                                                267,477,564       143,893,594       206,026,971       143,893,594
                                            ===============  ================  ================  ================

                 See accompanying condensed notes to unaudited
                  condensed consolidated financial statements.

EQUITY TECHNOLOGIES & RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005, AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE ON JANUARY 1, 1994, THROUGH JUNE 30, 2006

                                                                Six Months        Six Months         Accumulated
                                                                  Ended              Ended            During the
                                                                 June 30,          June 30,          Development
                                                                   2006              2005               Stage
                                                            ----------------  ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $       (147,525) $        (98,487)  $      (15,402,556)
Adjustments to reconcile net loss to net cash
 (used in) provided by operation activities:
Common stock issued for services or collateral on loans                                                   8,166,584
Write-off of federal tax lien and related accrued expenses                                                  (68,836)
Preferred stock issued for services                                                                          10,400
Depreciation and amortization                                                                                70,532
Bad debt expense                                                                                            140,299
Loss on disposal of assets and partnership interests                                                      2,364,508
(Gain) loss on foreign currency translation                               95              (668)                  65
Discontinued operations                                                                                     456,078
Changes in assets and liabilities:
   Decrease in accounts receivable-trade                                                                     20,921
   Increase in accounts payable                                       10,694            (6,152)           1,441,327
   Increase in accrued expenses                                      109,528            99,551            1,378,208
Net cash (used in) provided by operating activities                  (27,208)           (5,756)          (1,422,470)
                                                            ----------------  ----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                 (11,059)
Sale of land                                                                                                 (3,201)
Other                                                                                                        64,000
                                                            ----------------  ----------------   ------------------
Net cash provided by investing activities                                  0                 0               49,740
                                                            ----------------  ----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                         15,620                                338,670
Sale of preferred stock for cash                                                                            209,500
Proceeds from notes payable                                           15,000            14,000              904,822
Principal payments on notes payable                                   (2,883)           (7,146)             (79,564)
                                                            ----------------  ----------------   ------------------
Net cash provided by (used in) financing activities                   27,737             6,854            1,373,428
                                                            ----------------  ----------------   ------------------

NET INCREASE (DECREASE) IN CASH                                          529             1,098                  698

CASH, beginning of period                                                169               220                    0
                                                            ----------------  ----------------   ------------------

CASH, end of period                                         $            698  $          1,318   $              698
                                                            ================  ================   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest                        $              0  $          1,204   $          107,357
                                                            ================  ================   ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Accrued expenses converted to notes payable                 $              0  $              0   $          220,997
                                                            ================  ================   ==================
Accounts payable and accrued expenses converted to capital  $              0  $              0   $          823,475
                                                            ================  ================   ==================
Common stock issued for services or collateral on loans     $              0  $              0   $        8,166,584
                                                            ================  ================   ==================
Preferred stock issued for services                         $              0  $              0   $           10,400
                                                            ================  ================   ==================
Common stock issued for dividends                           $              0  $              0   $           50,234
                                                            ================  ================   ==================
Paid-in capital through cancellation of preferred stock
and related dividends payable                               $              0  $              0   $          465,400
                                                            ================  ================   ==================
Common stock issued for debt                                $              0  $              0   $          115,428
                                                            ================  ================   ==================

                 See accompanying condensed notes to unaudited
                  condensed consolidated financial statements.

              Equity Technologies & Resources, Inc. and Subsidiary
                          (Development stage companies)

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS AND SIX MONTHS ENDED June 30, 2006 AND 2005, AND FOR THE PERIOD FROM INCEPTION OF THE development STAGE ON JANUARY 1, 1994, THROUGH June 30, 2006


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented are those of Equity Technologies & Resources, Inc. (the "Company") and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"). Collectively, they are referred to herein as the "Companies".

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006, and the results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America, and applied consistently with those used in the preparation of the Companies' audited consolidated financial statements and notes for the year ended December 31, 2005, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that the accompanying unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Companies' 2005 Annual Report on Form 10-KSB. The results of operations for the periods ended June 30, 2006 and 2005, are not necessarily indicative of the results for the full year.


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


Note 3 - Notes Payable

Notes payable of the Companies are as follows at June 30, 2006:

Note payable to a related party dated July 2003,  secured by
Class A  common  stock  and  interest  in  related  entries, bearing  interest at 12% per annum  through July 2005,  with principal due on that date, with  additional  interest of 5%
per annum  until  paid,  personally  guaranteed  by a former
officer of the Company (see Note 6)                             $       300,000

Unsecured notes payable to a related party, bearing interest at 12%, with a late fee of 10% of the principal due, bearing
10% interest, past due                                                  206,900

Unsecured  notes payable to a related party dated  September
2003, bearing interest at 10% per annum,  matured October 1,
2004, past due (see Note 6)                                             217,800

Unsecured,  non-interest  bearing  notes  payable to various
related parties, due on demand                                          168,638

Non-interest  bearing notes  payable to various  related and third parties, secured by guarantees of common stock, due on
demand                                                                   30,500

Unsecured notes payable to various related parties,  bearing
interest ranging from 10% to 12%, past due                               24,300

Unsecured non-interest bearing notes payable, due on demand              21,900

Unsecured  notes payable to a related  party dated  December
1999, past due,  bearing  interest at 12% per annum (default rate  of 18%  per  annum),  with  a  late  fee of 10% of the
principal due                                                            20,000

Unsecured  notes  payable to a related  party dated June 28,
2004,   bearing  interest  at  10%  per  annum,   refinanced
September 15, 2005, matures March 31, 2006; past due                      8,698

Unsecured  promissory note to a related party, issued during
2005.  bearing  interest at 10%, due during  2006,  interest
payable annually in either stock or cash, or both                        30,000

Unsecured promissory notes to related parties, issued during
2006  bearing  interest at 10%,  due during  2007,  interest
payable annually in either stock or cash, or both.                       12,117
                                                                ---------------
Total                                                           $     1,040,853
Less related party amounts                                           (1,002,453)
                                                                ===============
Total notes payable                                             $        38,400

Substantially all of the Companies' notes are in default. Accrued interest on the above notes at June 30, 2006, was $344,827.


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

(d) Notes Payable - Substantially all of the Companies' notes payable are currently in default status (see Note 3).

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

(h) Consulting Agreements

     (1) On August 1, 2001, the Companies entered into an agreement for consulting services with HEB, LLC, a Nevada limited liability company, based on a one-year term and a fee of $100,000, payable upon services rendered and presentation of an invoice. The consulting services included organizing and assisting the Company, including any subsidiaries or affiliates, in areas including, but not limited to, identifying and implementing appropriate incentive participation programs for prescribing physicians, pharmacies, pharmaceutical companies, HMO's and insurers. No amount has been provided for in these condensed consolidated financial statements as no services have been rendered.
     (2)  During  August 2001,  the  Companies  entered  into an  agreement  for consulting services and issued 250,000 shares of common stock as payment of services rendered. The balance due under the agreement is $70,000; however, the consultant has not performed any work and the
          Companies contend the consultant is in breach of contract due to non-performance. No accrual has been provided for in these condensed consolidated financial statements.
     (3) On April 21, 2003, the Companies entered into an agreement with a former consultant whereby the Companies owe this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Companies' common stock. As of June 30, 2006, these shares have not been issued and the liability of $199,650 is recorded in the accompanying condensed consolidated balance sheet in accrued expenses.
     (4) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of June 30, 2006. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of June 30, 2006. All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. As of June 30, 2006, the Companies have not issued any shares of common stock related to these agreements.
     (5) An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Class A Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meeting regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Class A Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. An account payable of $105,000 has been recorded for the value of the 3,500,000 shares to be issued.
     (6) On April 17, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC, a Nevada limited liability company, to sell 156,196,406 authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619. in the aggregate). This transaction resulted in a change in control of the Company.

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

(j) At June 30, 2006 the Company had commitments to issue Class A Common Stock in excess of its authorized shares. Subsequent to June 30, 2006 the Company has taken steps to effect a reverse stock split and to increase its available authorized shares to resolve this situation.


NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2003, the Company converted two related party notes payable with principal balances of $120,000 and $139,003 and accrued interest of $28,899 and $93,042, respectively, at December 31, 2002, into two new notes with principal balances of $180,000 and $300,000 at December 31, 2003, accruing interest at 10% and 12%, respectively. The Company also entered into consulting and employment agreements totaling $192,500 during the year ended December 31, 2003, which is included in Accounts Payable - related party as of June 30, 2006. Also, there are unreimbursed expenses due to officers totaling $8,148 at June 30, 2006.

On March 18, 2005, the Company issued a note payable in the amount of $4,000.00 to James Kemper Millard, President of ETCR and on April 25, 2005 issued an additional note of $10,000 to a relative of the president. The notes are due in 2006 and may be converted into stock equal in value to the principal amount of the Notes, with interest accrued thereon, calculated at 90% of the average bid price of said stock, in US dollars for the five business days immediately preceding and the five days immediately following March 31, 2006. If conversion is declined, re-payment of note shall occur as provided in paragraph (1) of said note.

On January 5, 2006 the Company issued a note payable in the amount of $10,000 to Lee Tillman. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock.

On March 22, 2006 the Company issued a note payable in the amount of $5,000 to Innovative Technologies. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock. A repayment of $2,883 was made on the note payable during April 2006.


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


NOTE 8 - SUBSEQUENT EVENTS

Effective June 15, 2006, the Company entered into a letter of intent with H.E.B. LLC, a Nevada corporation, hereafter "HEB," and MB Holding Corporation, a Nevada corporation and wholly owned subsidiary of HEB, hereafter "MBH," pursuant to which the Company would acquire MBH in exchange for shares of the Company's common stock. MBH is the sole member of VPS Holding, LLC, a Kentucky limited liability company, hereafter "VPSH", and Envoii Healthcare, LLC, a Nevada limited liability company, hereafter "Envoii." VPSH and Envoii developed and own certain technologies and led a consortium to conduct the first prescription drug monitoring pilot project in real time in the United States. Under the Stock Exchange Agreement, HEB is to receive 34,000,000 post split shares of the Company's common stock in exchange for all of the issued and outstanding shares of MBH.

Effective July 20, 2006, the Company entered into a Stock Exchange Agreement with HEB and MBH incorporating the terms of the letter of intent (the "Stock Exchange Agreement"). The Stock Exchange Agreement was authorized and approved by the Company's board of directors by written consent dated July 20, 2006. The stock exchange transaction is subject to several conditions, including:

     * The cancellation of all of the Company's outstanding Class B Common Stock, par value $.01 per share ("Class B Common Stock");
     *    The adoption and approval of a 1 for 100 Reverse Stock Split;
     *    The adoption and approval of the Amended and Restated Certificate; and
     * The agreement of the holders of approximately $2,600,000 of the Company's outstanding debt to exchange such debt for 2,600,000 post split shares of the Company's common stock.

Mr. Scott Haire owns 90% of the membership interest in HEB and as manager, has voting control of HEB. Mr. Haire is also the sole member and the manager of MLH Investments LLC, a Nevada limited liability company, hereafter "MLH". On April 14, 2006, the Company, Mr. James K. Millard, our President and Chief Executive Officer, Mr. James Arch and MLH entered into a stock purchase agreement pursuant to which MLH acquired from the Company 156,196,406 newly issued shares of our Class A Common Stock for $15,619.64 and acquired from Mr. Arch all of our issued and outstanding shares of Class B Common Stock for $100. As a result of this transaction, Mr. Haire obtained effective voting control over a majority of the Company's outstanding voting securities.Also effective July 20, 2006, pursuant to the terms of a Stock Cancellation Agreement between the Company and MLH, all of the issued and outstanding shares of Class B Common Stock were cancelled.

Effective July 21, 2006 the Company received written consent of the Majority Stockholders, holding approximately 66% of the aggregate shares of Class A Common Stock entitled to vote, in accordance with Delaware General Corporation Law, adopted and approved, by written consent dated July 21, 2006, the 1 for 100 Reverse Stock Split and Amended and Restated Certificate. Accordingly, all necessary corporate approvals in connection with the matter referred to herein have been obtained. There will not be a meeting of stockholders and none is required under the Delaware General Corporate Law because the corporate action has been approved by written consent of the holders of a majority of the outstanding shares of Class A Common Stock. Final closing of the agreement is still pending. The reverse stock split has not yet been completed.













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

Financial Position

     The Company had $698 in cash as of June 30, 2006 and no other assets. The Company's liabilities were $2,676,177 and it had a working capital deficit of ($2,675,479). During the three months ended June 30, 2006 the Company had no revenues and it had no revenues for the comparable period from the prior year. During the six months ended June 30, 2006, the Company had general and administrative expenses of $97,038 and interest expenses of $50,487, and net losses of $147,525, compared to general and administrative expenses of $72,682 and interest expenses of $42,472, and net losses of $98,487, for the comparable period from the prior year.

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

     The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the cost to finish development of the Veriscrip(TM) System, and the costs associated with launching the system if successfully developed, the acceptance of the system and market penetration along with other factors that may not be foreseeable at this time. The Company has not made any commitments for capital expenditures. Management believes that the Company will need at least $2,850,000 in financing to fund operations, pay off existing debt and pay for required development work during the next twelve months. We currently have debt obligations in amounts in excess of $2,600,000, substantially all of which are in default, and we do not have the funds to repay the amounts owing. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plan.

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

     On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. Under the terms of this agreement, this entire liability may be satisfied by the issuance of 6,655,000 shares of the Company's common stock. As of June 30, 2006, these shares have not been issued and the liability of $199,650 is recorded in the accompanying consolidated balance sheet in accrued expenses.

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

     On March 22, 2006 the Company issued a note payable in the amount of $5,000 to Innovative Technologies. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock. A repayment of $2,883 was made on the note payable during April 2006.

     An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the Company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoices from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Class A Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meeting regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Class A Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774 for the benefit of the Company. An account payable of $105,000 has been recorded for the value of the 3,500,000 shares to be issued.

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


Item 3. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2006, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.



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

     Effective June 15, 2006, the Company entered into a letter of intent with H.E.B. LLC, a Nevada corporation, hereafter "HEB," and MB Holding Corporation, a Nevada corporation and wholly owned subsidiary of HEB, hereafter "MBH," pursuant to which the Company would acquire MBH in exchange for shares of the Company's common stock. MBH is the sole member of VPS Holding, LLC, a Kentucky limited liability company, hereafter "VPSH", and Envoii Healthcare, LLC, a Nevada limited liability company, hereafter "Envoii." VPSH and Envoii developed and own certain technologies and led a consortium to conduct the first prescription drug monitoring pilot project in real time in the United States. Under the Stock Exchange Agreement, HEB is to receive 34,000,000 post split shares of the Company's common stock in exchange for all of the issued and outstanding shares of MBH.

     Effective July 20, 2006, the Company entered into a Stock Exchange Agreement with HEB and MBH incorporating the terms of the letter of intent (the "Stock Exchange Agreement"). The Stock Exchange Agreement was authorized and approved by the Company's board of directors by written consent dated July 20, 2006. The stock exchange transaction is subject to several conditions, including:

     * The cancellation of all of the Company's outstanding Class B Common Stock, par value $.01 per share ("Class B Common Stock");

     *    The adoption and approval of the Reverse Stock Split;

     *    The adoption and approval of the Amended and Restated Certificate; and

     * The agreement of the holders of approximately $2,600,000 of the Company's outstanding debt to exchange such debt for approximately 2,600,000 post split shares of the Company's common stock.

     Mr. Scott Haire owns 90% of the membership interest in HEB and as manager, has voting control of HEB. Mr. Haire is also the sole member and the manager of MLH Investments LLC, a Nevada limited liability company, hereafter "MLH". On April 14, 2006, the Company, Mr. James K. Millard, our President and Chief Executive Officer, Mr. James Arch and MLH entered into a stock purchase agreement pursuant to which MLH acquired from the Company 156,196,406 newly issued shares of our Class A Common Stock for $15,619.64 and acquired from Mr. Arch all of our issued and outstanding shares of Class B Common Stock for $100. As a result of this transaction, Mr. Haire obtained effective voting control over a majority of the Company's outstanding voting securities.

     Also effective July 20, 2006, pursuant to the terms of a Stock Cancellation Agreement between the Company and MLH, all of the issued and outstanding shares of Class B Common Stock were cancelled.


Item 3. Defaults Upon Senior Securities.

     The Company owes over $1,200,000 in principal and accrued interest under outstanding notes payable. Substantially all of the Company's notes payable are currently in default.


Item 4. Submission of Matters to a Vote of Security Holders.

     Effective July 21, 2006 the Company received written consent of the Majority Stockholders, holding approximately 66% of the aggregate shares of Class A Common Stock entitled to vote, in accordance with Delaware General Corporation Law, adopted and approved, by written consent dated July 21, 2006, the Reverse Stock Split and Amended and Restated Certificate. Accordingly, all necessary corporate approvals in connection with the matter referred to herein have been obtained. There will not be a meeting of stockholders and none is required under the Delaware General Corporate Law because the corporate action has been approved by written consent of the holders of a majority of the outstanding shares of Class A Common Stock.


Item 5. Other Information.

     None


Item 6. Exhibits and Reports on Form 8-K.

     The following agreements were entered into with resulting reports during and subsequent to this reporting period and have been properly disclosed:

     1.   Stock Exchange Agreement dated July 20, 2006,

     2. Stock Cancellation Agreement dated July 20, 2006 between the Company and MLH, all of the issued and outstanding shares of Class B Common Stock were cancelled.

     3. On July 21, 2006, pursuant to Debt Exchange Agreements, the holders of approximately $2,600,000 of the Company's outstanding debt agreed to exchange such debt for approximately 2,600,000 post split shares of common stock.

     4. On July 25, 2006 the Form 14C, Preliminary Information Statement was filed reporting Majority Shareholder approval setting the Record Date as July 21, 2006, a 100:1 reverse stock split of the issued and outstanding shares of the Company's Class A Common Stock and an Amended and Restated Certificate of Incorporation.

Exhibit No.     Description
----------     --------------------------------

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

10.7 Patent License Agreement and Release by and between the Company, Verified Prescription Safeguards, Inc., Envoii Healthcare, LLC, and VPS Holdings, LLC, dated January 5, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB, dated December 31, 2003)

10.8 Stock Loan Agreement, by and between the Company and the parties referenced therein, dated May 9, 2005 (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-KSB, dated December 31,
               2003)

10.9 Promissory Note payable to Kentrust, Inc., dated November 14, 1998 (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB, dated December 31, 2003)

10.10 Promissory Note payable to Kentrust, Inc., dated December 23, 1998 (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated December 31, 2003)

10.11 Promissory Note payable to Kentrust, Inc., dated January 27,1999 (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB, dated December 31, 2003)

10.12 Promissory Note payable to James Arch, dated August 1, 2000 (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB, dated December 31, 2003)

10.13 Promissory Note payable to Lee M. Tillman, dated September 7, 2005 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-KSB, dated December 31, 2003)

10.14 Promissory Note payable to FV Investments, dated July 31, 2003 (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-KSB, dated December 31, 2003)

10.15 Promissory Note payable to James Arch, dated September 15, 2003 (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB, dated December 31, 2003)

10.16 Promissory Note payable to Cora Spence Carrick, dated April 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-KSB, dated December 31, 2003)

10.17 Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB, dated December 31, 2003)

10.18 Promissory Note payable to Lee M. Tillman, dated January 5, 2006 (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-QSB, dated March 31, 2005)

10.19 Stock Purchase Agreement by and between the Company and MLH Investments, LLC, dated April 14, 2006 (Incorporated by reference to Exhibit 10.19 of the Company's Form 10-KSB, dated December 31,
               2005).

10.20 Promissory Note payable to Innovative Technologies dated March 22, 2006 (Incorporated by reference to Exhibit 10.20 of the Company's From 10KSB, dated December 31, 2005).

10.21 Stock Exchange Agreement dated July 20, 2006 between Equity Technologies & Resources, Inc., MB Holding Corporation, and H.E.B., LLC., (Previously filed as Exhibit 10.20)

10.22 This Stock Cancellation Agreement (Class B Common Stock) dated July 20, 2006 between Equity Technologies & Resources, Inc., and MLH INVESTMENTS, LLC., (Previously filed as Exhibit 10.21.)

10.23 Form of Debt Exchange Agreement between Equity Technologies & Resources, Inc., and Holder (Previously filed as Exhibit 10.22.)

31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------
* Filed herewith.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      EQUITY TECHNOLOGIES & RESOURCES, INC.
                                  (Registrant)

Date: August 10, 2006          By   /s/ James K. Millard
                                  ----------------------
                                   James K. Millard
                                   Director, CEO, President and CFO