Form 10QSB
period 2006-09-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2006-11-21
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2006
                        Commission File Number 000-17520

                        VIRTUALHEALTH TECHNOLOGIES, INC.
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


                         325 West Main Street, Suite 240
                            Lexington, Kentucky 40503
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (859) 455-9255
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.

         Yes |X|  No |_|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                  Outstanding as of October 27, 2006
---------------------                       ------------------------------------
    Common Stock                                     39,667,034


Traditional Small Business Disclosure Format (Check One): Yes |_|   No |X|

        PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

 Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006      3

 Unaudited Condensed Consolidated Statements of Operations                    4

 Unaudited Condensed Consolidated Statement of Operations for the three and
   nine months ended September 30, 2006                                       5

 Unaudited Condensed Consolidated Statements of Cash Flows
   For the nine months ended September 30, 2006                               6

Notes to Condensed Consolidated Financial Statements                          7


Item 2:  Management's Discussion and Analysis or Plan of Operation

Item 3:  Controls and Procedures


        PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:  Defaults upon Senior Securities

Item 4:  Submission of Matters to a Vote of Security Holders

Item 5:  Other Information

Item 6:  Exhibits

Signatures

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

ASSETS                                                       September 30, 2006

CURRENT ASSETS:

Cash                                                        $              1783
                                                            -------------------
Total current assets                                                      1,827
                                                            -------------------
Property and Equipment, Net                                             (61,723)

Other Assets:
Investments                                                             500,000
License RxNT                                                            100,000
License                                                                 100,000
                                                            -------------------
TOTAL ASSETS                                                $           640,060
                                                            ===================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable                                            $            69,558
Accounts payable - related parties                                      768,958
Dividends payable
Accrued payroll/tax                                                      39,213
Accrued expenses                                                         30,799
Accrued interest                                                         96,194
Notes payable                                                            10,331
Notes payable, current portion - related parties
                                                            -------------------
Total current liabilities                                             1,015,053
                                                            -------------------
Total liabilities                                                     1,015,053
                                                            -------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:

Preferred stock, class A - $0.001 par value,
 2,000,000 shares authorized,                                                 0
Preferred stock, class B - $0.001 par value,
 300,000 shares authorized,                                                  70
Preferred stock, class C - $0.001 par value,
 100,000 shares authorized,                                                   0
Common stock, class A - $0.0001 par value,
 300,000,000 shares authorized,                                       2,721,713
Common stock, class B - $0.01 par value,
 100,000 shares authorized,                                               1,000
Additional paid-in capital                                            22,515,602
Accumulated deficit prior to the development stage                   (8,390,740)
Deficit accumulated during the development stage                    (14,921,807)
                                                            -------------------

Retained Earnings                                                    (2,300,831)
                                                            -------------------
Total stockholders' deficiency                                         (374,993)
                                                            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $           640,060
                                                            ====================

                 See accompanying condensed notes to unaudited
                  condensed consolidated financial statements.

                        VIRTUALHEALTH TECHNOLOGIES, INC.
           UNAUDITED CONSESNSED CONSOLIDATED STATEMETNS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005,
          AND FOR THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE ON
                   JANUARY 1, 1994, THROUGH SEPTEMBER 30, 2006

                                  Three Months     Three Months    Nine Months  Nine Months        During the
                                    Ended            Ended           Ended        Ended           Development
                                   September        September      September    September
                                    30, 2006        30, 2005       30, 2006     30, 2005             Stage
                             -----------------  --------------- ------------    --------------   ---------------

REVENUES                     $               -   $            - $          0    $       16,667   $        47,269

GENERAL AND ADMINISTRATIVE

EXPENESES                              198,073           34,465      378,166           107,147        10,872,157
                             -----------------  --------------- ------------    --------------   ---------------
LOSS FROM CONTINUING
OPERATIONS                            (198,073)         (34,465)    (378,166)          (90,480)      (10,824,888)

OTHER (EXPENSES) INCOME:
Interest expense                       (35,711)         (22,629)    (115,206)          (65,101)         (739,740)
Interest income                                               -                              -                59
                             -----------------  --------------- ------------    --------------   ---------------
Total other expenses - net                   -                                                          (739,681)
                             -----------------  --------------- ------------    --------------   ---------------

NET LOSS FROM CONTINUING
OPERATIONS                            (233,784)         (57,094)    (493,372)         (155,581)      (11,564,569)

NET LOSS FROM DISCONTINUED
OPERATIONS                                   -                -            -                 -        (3,837,987)
                             -----------------  --------------- ------------    --------------   ---------------
NET LOSS                     $        (233,784) $       (57,094)$   (493,372)   $     (155,581)  $   (15,402,556)

                             =================  =============== ============    ==============   ===============
DIVIDENDS ON PREFERRED
STOCK                        $               -   $            - $          -    $            -   $        32,517
                             =================  =============== ============    ==============   ===============

Basic and diluted loss per
share of common stock:
Net loss from continuing
operations                   $           (0.00)  $        (0.00) $     (0.00)   $        (0.00)
Net loss from
discontinuing operations                     -                -            -                 -
                             =================  =============== ============    ==============   ===============
                             $           (0.00) $         (0.00)$      (0.00)   $        (0.00)
                             =================  =============== ============    ==============   ===============

Weighted average number of
common shares                                       143,893,594                    143,893,594



                 See accompanying condensed notes to unaudited
                  condensed consolidated financial statements.

                         VIRTUALHEALTH TECHNOLOGIES, INC
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND
                 2005, AND FOR THE PERIOD FROM INCEPTION OF THE
                  DEVELOPMENT STAGE ON JANUARY 1, 1994. THROUGH
                               SEPTEMBER 30, 2006


                                                                Nine Months        Nine Months        Accumulated During
                                                                   Ended              Ended            The Development
                                                               September 30,       September 30,            Stage
                                                                    2006                2005
                                                           ------------------   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $         (493,372)  $         (155,581)   $      (15,402,556)

Adjustments to reconcile net loss to net cash (used in) provided by operation activities:

Common stock issued for services or collateral on loans                                                        8,166,584
Write-off of federal tax lien and related accrued expenses                                                       (68,836)
Preferred stock issued for services                                                                               10,400
Depreciation and amortization                                          61,723                                     70,532
Bad debt expense                                                                                                 140,299
Loss on disposal of assets and partnership interests                                                           2,364,508

(Gain) loss on foreign currency translation                                 -                 (785)                   65
Discontinued operations                                                                                          456,078
Changes in assets and liabilities:
   Decrease in accounts receivable-trade                                                                          20,921
 (Decrease)  Increase in accounts payable                            (210,711)              (6,020)            1,441,327
   Increase in accrued expenses                                      (215,869)             145,501             1,378,208
                                                           ------------------   ------------------    ------------------
Net cash (used in) provided by operating activities                  (858,229)             (16,885)           (1,422,470)
                                                           ------------------   ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable                                                                                      (11,059)
Sale of land                                                                                                      (3,201)
Other                                                                 700,000                                     64,000
                                                           ------------------   ------------------    ------------------
Net cash provided by investing activities                                   0               49,740                     -
                                                           ------------------   ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash                                                                                    338,670
Sale of preferred stock for cash                                                                                 209,500
Proceeds from notes payable                                                                 24,000               904,822
Principal payments on notes payable                                   159,314               (7,146)              (79,564)
                                                           ------------------   ------------------    ------------------
Net cash provided by (used in) financing activities                                         16,854             1,373,428
                                                           ------------------   ------------------    ------------------
NET INCREASE (DECREASE) IN CASH                                       859,314                  (31)                  698
CASH, beginning of period                                                 698                 (220)                    0
                                                           ------------------   ------------------    ------------------
CASH, end of period                                        $            1,793                  189                   698

Cash paid during period for interest                       $             1085                1,204               107,357
                                                           ==================   ==================    ==================
Accrued expenses converted to notes payable                $                0                    0               220,997
                                                           ==================   ==================    ==================
Accounts payable and accrued expense converted to capital                                                        823,475
                                                           ==================   ==================    ==================
Common stock issued for services or collateral on loans    $                0                    0             8,166,584
                                                           ==================   ==================    ==================
Preferred stock issued for services                        $                0                    0                10,400
                                                           ==================   ==================    ==================
Common stock issued for dividends                          $                0                    0                50,234
                                                           ==================   ==================    ==================
                                                           $                0                    0               465,400
                                                           ==================   ==================    ==================
Common stock issued for debt                               $                0                    0               115,428
                                                           ==================   ==================    ==================

                 See accompanying condensed notes to unaudited
                  condensed consolidated financial statements.

                VIRTUALHEALTH Technologies, Inc. and SubsidiarIES

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005..


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented reflect the restructuring of the company consummated on August 28, 2006 by actions through a certain Stock Exchange Agreement dated July 20, 2006. Three wholly owned Subsidiary's, MB Holding Corporation (MBHC), VPS Holding, LLC
(VPSH) and Envoii Healthcare, LLC (EHLLC) are included in these statements. These accompanying financial statements do not reflect the 49% of the outstanding capital stock owned as of September 30, 2006 nor of the purchase on October 1, 2006 of the balance of the outstanding capital stock of the now wholly owned Subsidiary, Medical Office Software, Inc.

These accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States of America, and applied consistently with those used in the preparation of the Companies' audited consolidated financial statements and notes for the year ended December 31, 2005, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that the accompanying unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Companies' 2005 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 2006 and 2005, are not necessarily indicative of the results for the full year.


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

Note 3 - Notes Payable

All notes including interest of VirtualHealth Technologies, Inc. in the total amount of $1,367,531.44 were paid in full as of July 21, 2006, each note holder received stock in the Company under a Debt Exchange Agreement total shares of stock issued was 1,367,531. On January 5, 2006 the Company issued a note payable in the amount of $10,000 to Lee Tillman. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock.

On March 22, 2006 the Company issued a note payable in the amount of $5,000 to Innovative Technologies. The note is due in 2007 and may convert into stock equal in value to the principal amount of the notes, with the interest accrued thereon, calculated at 90% of the average bid price of said stock. A repayment of $2,883 was made on the note payable during April 2006.

Related party debt on the accounts payable was reduced by the parties receiving stock, the debt of $1,294,173 was forgiven and the parties received a total of 1,294,173 shares of stock. (See Note 3)

On April 4, 2004 VPS Holding, LLC dba Veriscrip issued a note payable in the amount of $1,000,000 line of credit from HEB, LLC, the note accrues interest of 10%.

On August 30, 2004 VPS Holding, LLC dba Veriscrip issued a note payable in the amount of $150,000line of credit from Scott A. Haire, the note accrues interest of 10%.

On January 1, 2005 VPS Holding, LLC dba Veriscrip issued a note payable in the amount of $50,000 line of credit from Nevada Mulitcare, the note accrues interest of 10%.


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

(b) On April 17, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC, a Nevada limited liability company, to sell 156,196,406 authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619. in the aggregate). This transaction resulted in a change in control of the Company.

(c) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual reports on Form 10-KSB for the years ended December 31, 2004 and 2003, and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003 and 2004 and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

(d)At June 30, 2006 the Company had commitments to issue Class A Common Stock in excess of its authorized shares. Subsequent to June 30, 2006 the Company has taken steps to effect a reverse stock split and to increase its available authorized shares to resolve this situation.


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

Related party debt on the accounts payable was reduced by the parties receiving stock, the debt of $1,294,173 was forgiven and the parties received a total of 1,294,173 shares of stock. (See Note 3)

On April 4, 2004 VPS Holding, LLC dba Veriscrip issued a note payable in the amount of $1,000,000 line of credit from HEB, LLC, the note accrues interest of 10%.

On August 30, 2004 VPS Holding, LLC dba Veriscrip issued a note payable in the amount of $150,000line of credit from Scott A. Haire, the note accrues interest of 10%.

On January 1, 2005 VPS Holding, LLC dba Veriscrip issued a note payable in the amount of $50,000 line of credit from Nevada Mulitcare, the note accrues interest of 10%.


NOTE 6 - JOINT VENTURE AGREEMENT

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

Effective July 21, 2006 the Company received written consent of the Majority Stockholders, holding approximately 66% of the aggregate shares of Class A Common Stock entitled to vote, in accordance with Delaware General Corporation Law, adopted and approved, by written consent dated July 21, 2006, the 1 for 100 Reverse Stock Split and Amended and Restated Certificate. Accordingly, all necessary corporate approvals in connection with the matter referred to herein have been obtained. There will not be a meeting of stockholders and none is required under the Delaware General Corporate Law because the corporate action has been approved by written consent of the holders of a majority of the outstanding shares of Class A Common Stock. The reverse stock split has been completed.


NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2006 the Company acquired controlling interest and now owns 100% of the capital stock of MEDICAL OFFICE SOFTWARE, INC. (MOS). As a wholly owned subsidiary, the operations of this entity will be reported in the required disclosures in the Form 8-K on or before December 11, 2006. MOS provides products and services to the physician and healthcare provider market including practice management services, electronic transactions services, pre-packaged pharmaceuticals, and EMRs (electronic medical records).

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company was a development stage company until August 28, 2006, at which time it emerged from development stage status upon the acquisition of MB Holding Corporation, a Nevada corporation, and its wholly owned operating subsidiaries, VPS Holding, LLC, a Kentucky limited liability company, and Envoii Healthcare, LLC, a Nevada limited liability company. Prior to the emergence from development stage status, no ongoing operations were conducted and no revenues were generated prior to the acquisition.

As an accounting reporting entity, the Company, generated $16,667 revenue during the nine months ended September 30, 2005.. During the quarter ended September 30, 2006, the Company did not generated any revenue, and for the quarter and nine months ended September 2006 incurred $ 198,073 and $378,166, respectively, in operating expenses. The Company had operating losses for the quarter and nine months ended September 30, 2005 of $22,629 and $65,101, respectively.

On August 28, 2006, the Company finalized the acquisition of all of the outstanding shares of MB Holding and its two subsidiaries, VPS Holding and Envoii Healthcare. In exchange for the shares acquired, the Company issued 34,000,000 (post stock split) shares of its common stock. In connection with the acquisition of MB Holding, all of the Company's outstanding Class B Common were cancelled, a one-for-one hundred reverse stock split was effected and the holders of approximately $2,600,000 of the Company's outstanding debt agreed to exchange such debt for 2,600,000 post split shares of the Company's common stock.

Plan of Operation

The Company's general business plan is to develop and provide secure information technology solutions to the healthcare industry that are in compliance with the privacy and security guidelines of the Health Insurance Portability and Accountability Act (HIPAA) and other federal and state regulations.

In pursuing this business plan, the Company entered into a letter of intent with MB Holdings on June 15, 2005 pursuant to which the Company would acquire MBH in exchange for shares of the Company's common stock. MB Holdings was the sole member of VPS Holding and Envoii Healthcare.

VPS Holding and Envoii Healthcare are each software development companies. VPS Holding's primary business focus is in the development of secure transactions for real-time government prescription drug tracking programs within the healthcare industry which are compliant with the guidelines of HIPAA; and Envoii Healthcare's primary business focus is in the development of a proprietary operating system enabling private information to be transferred in a secure and encrypted envelope, only viewable to the parties for whom it was originally intended. Together, VPS Holding and Envoii Healthcare led a consortium to conduct the Veriscrip(TM) pilot project in Kentucky. This pilot program was, to the Company's knowledge, the first state-backed real time electronic scheduled prescription drug monitoring and prescribing project in the United States.

Subsequent Events

As a result of its acquisition of MB Holding, the Company held forty-nine percent (49%) of Medical Office Software, Inc., a Florida corporation (MOS). On October 6, 2006, the Company completed the acquisition of the outstanding fifty-one percent (51%) percent of MOS in exchange for (a) 1,400,000 shares of the Company's common stock, and (b) a two year convertible promissory note in the principle amount of $900,000. The outstanding principal balance of the note may be converted, at the option of the payee, into shares of the Company's common stock at the market price of the common stock at the time of conversion; provided, however, that in no event will the Company be obligated it issue more than 675,000 shares of its common stock upon a conversion. The convertible note will automatically convert into shares of common stock if the market price for the common stock reaches $2.00 per share.

Since 1984, MOS has provided an integrated medical office information solution for physicians and the healthcare provider market including practice management services, electronic transactions services, pre-packaged pharmaceuticals, and EMRs (electronic medical records).

Third Party Claims and Contingencies

The Company's previously reported the following potential claims and contingencies. It is the Company's intention to initiate the appropriate legal processes during the 4th Quarter of 2006 to remove these claims from the Company records. These potential claims include the following:

On December 31, 1997, the Company canceled 168 Class A shares of common stock. These shares had been authorized for issue during prior years. No details were available as to whom the shares should be issued. The cancellation of these shares resulted in contributed capital of $8,393. The Company may be liable to the owners of these shares, should the owners of these shares be identified. [Note: Any dividends associated with these shares?]

On December 31, 1997, the Company canceled 98,000 shares of Class A preferred stock, 272,200 shares of Class B preferred stock, and 10,200 shares of Class C preferred stock. No record of owners of these shares could be determined. The cancellation of these shares resulted in contributed capital of $380,400. All dividends associated with the canceled shares were also canceled. The Company may be liable to the owners of these shares, should the owners of these shares be identified.

During the year ended December 31, 2002, the Company canceled 50,000 shares of Class A preferred stock and related dividends payable of $35,000. All dividends associated with the canceled shares were also canceled. The Company may be liable to the owners of these shares, should the owners of these shares be identified.

At December 31, 1998, a creditor made a claim for approximately $20,000. The Company contends the amount is not owed due to non-performance by the creditor. This claim has been outstanding since February 1994.

At December 31, 1998, a creditor made a claim for approximately $19,000. The Company contends the amount is not owed due to non-performance by the creditor. This claim has been outstanding since June 1996.

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

Critical Accounting Policies

Due to the limited business activities for this current period, the Company does not have any accounting policies that it believes are critical to facilitate an investor's understanding of the Company's financial and operating status.

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


Item 3. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Company's chief executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is accumulated and communicated to them on a timely basis.

There have been significant changes to our internal controls over financial reporting since August 28, 2006 and for the financial reporting for the period ended September 29, 2006. The Company's officers reviewing such changes have concluded that these changes have not adversely affected nor are they reasonably likely to materially affect the Company's internal controls over financial reporting.



PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

     None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective August 28, 2006, in connection with the aforementioned acquisition of MB Holding, the Company issued 34,000,000 (post split) shares of the Company's common stock in exchange for all of the issued and outstanding shares of MB Holding.

Mr. Scott Haire owns 90% of the membership interest in HEB and as manager, has voting control of HEB. Mr. Haire is also the sole member and the manager of MLH Investments LLC, a Nevada limited liability company, hereafter "MLH". On April 14, 2006, the Company, Mr. James K. Millard, our President and Chief Executive Officer, Mr. James Arch and MLH entered into a stock purchase agreement pursuant to which MLH acquired from the Company 156,196,406 newly issued shares of the Company's Class A Common Stock for $15,619.64 and acquired from Mr. Arch all of the Company's issued and outstanding shares of Class B Common Stock for $100. As a result of this transaction, Mr. Haire obtained effective voting control over a majority of the Company's outstanding voting securities.


Item 3. Defaults Upon Senior Securities.

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     None


Item 5. Other Information.

     None


Item 6. Exhibits

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
----------- -----------------------------------------------------------
31.1*          Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of 2002

31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------
* Filed herewith.


     (b) The following documents are hereby referenced and filed with the following Forms 8-K:

     10.20 Stock Exchange Agreement dated July 20, 2006 between Equity Technologies & Resources, Inc., MB Holding Corporation, and H.E.B., LLC. (Incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

     10.21 Stock Cancellation Agreement (Class B Common Stock) dated July 20, 2006 between Equity Technologies & Resources, Inc., and MLH INVESTMENTS, LLC (Incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

     10.22 Form of Debt Exchange Agreement between Equity Technologies & Resources, Inc., and Holder (Incorporated by reference to Exhibit10.22 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

     10.23 Stock Exchange Agreement dated October 6, 2006, by and between VirtualHealth Technologies, Inc., NewMarket Technology, Inc., and Medical Office Software, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 2006).

     10.24 Convertible Promissory Note dated October 6, 2006, issued by VirtualHealth Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 2006).



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VIRTUALHEALTH TECHNOLOGIES, INC.
                           -------------------------
                                  (Registrant)



Date: November 20, 2006               By   /s/ James M. Renfro,
                                         ----------------------
                                         James M. Renfro,
                                         President




<