Form 10KSB
period 2006-12-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2007-04-23
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2006

                             Commission file number
                                    33-20582

                        VirtualHealth Technologies, Inc.
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



Issuers revenues for its most recent fiscal year: $531,358.



The aggregate market value of the common stock held by non-affiliates of the issuer as of April 20, 2006 was approximately $ 720,816.



Shares  outstanding  of the  registrant's  common  stock as of April  20,  2007:
41,821,034 shares.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2006


                                     PART I

Item 1.    Description of Business.............................................4
Item 2.    Description of Properties..........................................20
Item 3.    Legal Proceedings..................................................20
Item 4.    Submission of Matters to a Vote of Security Holders................20

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........21
Item 6.    Management's Discussion and Analysis or Plan of Operation..........22
Item 7.    Financial Statements...............................................27
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................28
Item 8A.   Controls and Procedures............................................28
Item 8B.   Other Information..................................................28

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................28
Item 10.   Executive Compensation.............................................31
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................32
Item 12.   Certain Relationships and Related Transactions.....................32
Item 13.   Exhibits...........................................................34
Item 14.   Principal Accountant Fees and Services.............................36

Index to Financial Statements................................................F-1

Signatures....................................................................64

                                     PART I

Item 1.  Description of Business.

Background

     The Company was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner. On December 6, 1988, the Company changed its name to Equity Gold, Inc.

     On December 14, 1989, the Company merged with Gold Equity, Inc., a Delaware corporation. The surviving corporation was Equity Gold, Inc. On February 7, 1989, the Company changed its name to Equity AU, Inc. .

     From the original inception of the Company on March 4, 1988, through January 1, 1994, the Company was engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, to acquire mineral claims, rights, facilities and equipment, and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. The Company has had no significant operations since
August 1993 and entered the development stage on January 1, 1994. During September 1996, the Company resumed operations and again suspended operations in December 1996. As result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage.

     In January 2000, the Company elected to change its name from Equity AU, Inc., to Equity Technologies & Resources, Inc.

     On December 15, 2000, the Company acquired all of the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for shares of the Company's Class B voting preferred stock. At the time the purchase was consummated, VPS held no assets or liabilities. The consolidated entity elected to change its business plan toward the development and marketing of internet prescription drug technology.

     In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR M&A"), a Florida corporation, in exchange for shares of the Company's common stock. ETCR M&A held no assets or liabilities at the time of purchase. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR M&A.

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

     Effective August 25, 2006, in furtherance of its business plan, the Company acquired MB Holding Corporation, a Nevada corporation ("MB Holding") in exchange for 34,000,000 (post reverse-split) shares of the Company's common stock. MB Holding, though its wholly-owned subsidiaries, VPS Holding, LLC, a Kentucky limited liability company ("VPSH"), and Envoii Healthcare, LLC, a Nevada limited liability company ("Envoii") developed and own certain technologies related to real-time internet prescription drug monitoring. In connection with the acquisition of MB Holding, we (a) we effected a 1 for 100 reverse split of our Class A Common Stock, (b) cancelled all of our outstanding Class B Common Stock,
(c) amended our Certificate of Incorporation, and (d) changed our name to "VirtualHealth Technologies, Inc."

     On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation ("MOS"). Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS' outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of our common stock, and (b) a two year convertible promissory note in the principle amount of $900,000. The outstanding principal balance of the note may be converted, at the option of NewMarket, into shares of our common stock at the market price of the common stock at the time of conversion; provided, however, that in no event will we be obligated it issue more than 675,000 shares of our common stock upon a conversion. The convertible note will automatically convert into shares of our common stock if the market price for our common stock reaches $2.00 per share.

Business

     The Company's primary business focus is healthcare technology. We are still in the early stage of our development and will have to raise additional capital, either through the sale of equity or through debt financing to meet our contractual obligations, and continue operations. We have developed a proprietary software solution tailored toward object security and primarily utilized this software in products and services we offered under the name VeriscripTM.

     In addition to our Veriscrip products and services MOS' client base of over 1500 users is a tremendous asset to Veriscrip. It establishes an existing platform of early technology adopters already familiar with Virtual Health as a trusted source of technology solutions for their practice. As Veriscrip is deployed in each state where MOS has a base of users, those users would serve as the initial sites for testing.

Veriscrip Business Model and Market Stragety

     The business model for our Veriscrip products and services is primarily based upon the selling and operation of real-time controlled prescription drug monitoring for state agencies, which pay for the services. Our fees are comprised of license fees and transaction fees. We believe that these fee components are a standard practice for electronic solutions and will be accepted in the market. In addition, a small amount of revenue may be derived from electronic networks with which we have established connectivity to reach pharmacies and Pharmacy Benefit Mangers (PBMs). We expect that our customers will typically be a state and/or federal agency and can be classified as follows:

     Primary Paying Customer: State agencies who contract with us to provide controlled prescription management solutions within their jurisdiction, typically a state, and the regulators they employ to manage the administration of prescription drugs within their states.

     Parties Involved: Prescribers, including physicians, nurse practitioners, psychiatrists, and dentists, as well as pharmacies are participants as they are directly involved in the authorization and dispensing of controlled prescription drugs. We service these parties per our agreements with state sponsors; however, we have not forecasted nor do we expect to derive revenue for our core functionality from these parties for our core product offering. Future value-added transaction sets and functionality may garner additional revenue.

     The following are our anticipated primary sources of revenue:

     Pilot Fees: In advance of each contract with a state-wide agency, it is anticipated we will begin with a pilot program within a small region to test and verify with the state agency the effectiveness and operation of our solution. We anticipate that the state agency will pay a nominal amount, most likely as a flat fee, to support these pilot activities.

     License Fees: We expect to be paid a one-time license fee from our state agency customers, based upon state population, and paid over a period of time. This fee is anticipated to cover all of our startup and implementation costs.

     State Transaction Fees: We also anticipate receiving transaction revenue from our state agency customers for each transaction processed.

     During January through April of 2004, the Veriscrip solution was programmed and beta-tested at two pilot sites in Harlan and Perry counties in Southeastern Kentucky. During this period, our solution was previewed by several third parties, including the state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip System at a rural clinic in Harlan County,

Kentucky. A second pilot project was conducted at a medical center practice and pharmacy in Hazard, Kentucky. On October 15, 2004, the first public demonstration of our Veriscrip System was conducted at the annual National Technology Meeting for State Prescription Drug Monitoring Programs in Lexington, Kentucky, sponsored by the National Alliance for Model State Drug Laws.

     The University of Louisville ("U of L") School of Public Health and Information Sciences initiated an assessment of our Kentucky pilot projects in October 2004. The Assessment Report recommended that, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescribers data to move in real-time from prescribers to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. Seventeen of the 60 recommendations are not expected to be met until 2007. The Veriscrip(TM) System meets three of those future criteria and one partially. Notwithstanding the positive statements made about the Veriscrip(TM) System in the assessment report there can be no assurance that Veriscrip will be adopted by Kentucky or any other state.

     During the next twelve months, we expect to present the findings of the University of Louisville Assessment Report to interested state and federal regulatory agencies, as well as a related report prepared for the California HealthCare Foundation in 2004 that concludes productivity and opportunity costs are minimal, if any, and additional savings may be accrued from "downstream time savings, chiefly from electronic data transmission and more thorough order entry (resulting in fewer pharmacy callbacks for clarification and revision)." We also plan to have a presence at national meetings and conferences of law enforcement and regulatory professions, at which to demonstrate the Veriscrip System. We cannot, however, predict whether, or give any assurance that, these reports and endeavors will result in any sales of our Veriscrip System or, if such sales are achieved or, if such sales are achieved, whether we will be able to fulfill obligations under such sales with our current funding levels.

     We believe that our Veriscrip System has several advantages in this emerging market:

     First to Operate a Real Time Solution: We believe that the Veriscrip pilot project in Kentucky is the first state-backed real time electronic prescription drug monitoring program (PDMP) in the United States. This experience provides us with an opportunity to work with regulators and state governments to fine tune an overall product offering, and provides a potential advantage in marketing to other states.

     Single Focus: Unlike many potential competitors, Veriscrip has one focus, the provision of controlled prescription compliance solutions to state agencies. By maintaining a simple focus, we can maximize our resources. Although our management personnel have a deep and varied base of experience in related healthcare solutions (i.e., records management, healthcare privacy solutions) of our competitors, our simple focus helps to avoid management distractions that might otherwise be focused toward these related areas.

     Our Veriscrip marketing strategy is to position Veriscrip such that user barriers to adoption are minimized, we leverage existing complementary vendors rather than compete with them, and combine a set of services that both uniquely meets the regulatory monitoring needs of state agencies and resolves current problems facing prescribers and pharmacies. Our current marketing efforts are focused on states which appear to be aware of the prescription drug problems within their state, have drafted bills and/or commissioned studies on prescription drug abuse, and have some drug monitoring system or plan currently in place. These criteria will assist in identifying target states for marketing efforts, but contacts and relationships of management will play essential roles in securing audience with state decision makers.

     As a rule, the following challenges exist within every state:

     Lack of awareness: Most state governments do not have a general awareness of the extent and cost of prescription drug abuse. In addition, most do not know that practical real time options exist for administration and monitoring of prescription drugs. Generating awareness through media stories and direct marketing to government officials and health related groups are essential parts of our strategy.

     Confidentiality of Patient Information: Patient confidentiality remains a key barrier in passing legislation in certain states and is a primary contributing factor in the slow adoption. HIPAA legislation passed by Congress in 1996 provides a strong framework for securing health information. We believe that our Veriscrip System is HIPAA compliant, and meeting this concern requires effective communication of our system attributes, compliance, and a proactive approach to security and confidentiality in general.

     Funding: States, facing fiscal crisis, have few dollars to spend on new programs even if they will save the state significant amounts of money. We believe, however, that there are several ways for states to generate the funding necessary for our Veriscrip System. For example, the U.S. Department of Justice is currently administering the Hal Rogers Fund, which was established to issue grants to states wishing to implement or improve prescription drug monitoring programs. Funding levels for 2005 have reached $10 million, for a total of $26.5 million over the last three years. In addition, states could establish a mechanism by which pharmaceutical companies may contribute to the state monitoring programs. Purdue Pharma, whose OxyContin product has received so much publicity recently, has offered to assist in funding the program in Florida. As part of our marketing efforts, we plan on educating our potential customers as to these various approaches to funding for our services.

     MOS Business Model and Market Strategy

     Medical Office Software, Inc. ("MOS") was incorporated in the State of Florida in September of 1984. Since its inception, the Company has engaged in the physician practice management system ("PMS") market. Having completed more than 1,500 installations, the Company has established a strong presence and brand throughout Southeastern Florida as what we believe is the premiere provider of physician practice solutions. The Company began as a developer and marketer of its own PMS solution. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to it's customers. The market segments and products for each of these markets are as follows:

     Physician Practices: Practice Management Software, Electronic Medical Records Software, Electronic Claims Transactions via our Portal, E-prescribing Solutions and Pre-packaged Pharmaceuticals for the development of an in-house retail pharmacy.

     Orthotic and Prosthetic Facilities: Practice Management Software and Electronic Claims Transactions via our electronic solution.

     The following are our anticipated primary sources of revenue:

     License Fees: For each of the software solutions whether Practice Management or Electronic Medical Records there is a license fee collected. The amount of each fee varies upon the scope of the installation and number of users. This one-time fee is independent of any on-going maintenance fees paid.

     Upgrade Fees: As newer and improved versions of the software products are released an upgrade fee is collected from the customer. Since many of the transactions that emerge from the software are regulated standards these upgrades are issued annually and are quickly adopted by the user base.

     Training Fees: Training fees are collected for both new installations and for existing installations that have a need to train new staff or for improved use of the existing product.

     Support Maintenance Fees: We expect to be paid an annual maintenance fee for each installation. These fees are typically collected on the anniversary of the installation for each customer. They allow customers to receive critical updates and support for their products. Support is available via telephone, remotely via the Webb or on-site as deemed necessary.

     Transaction Fees: There are multiple transactions that are generated by the Practice Management Software: Electronic Claims, Electronic Statements and Electronic Prescriptions. These transactions are all billed to the customer as a per transaction fee or a flat monthly rate option.

     Hardware Sales: In addition to the software solutions, MOS also provides and installs hardware on which the MOS services operate (PC Workstations, Network HW and Servers).

     Hardware and Network Maintenance and Consulting Fees: MOS has an in-house team of technicians that are capable of setting up, trouble shooting and streamlining network performance and efficiency. These fees vary with the scope of each request

     Custom Development Fees: We also provide custom development services for customers who desire forms or reports particular to their operations. These fees vary on the scope of each request.

     The Company currently has no funds to execute its business plans and it has no agreements or understandings in place that would provide it with the required funding to execute its business plan.

Competition

Veriscrip

     We believe that minimal direct competition for the type of solution offered by Veriscrip exists in the market today, and no other company that we are aware of has operated a state-funded pilot program for real time prescription drug compliance monitoring. There are several potential sources of competition, however, and it will likely come most heavily from e-prescribing or pharmacy management firms and other healthcare IT/Government contracted firms that have existing business for database collection and reporting. Of these potential sources of competition, many have greater financial resources than we do and can provide a greater range of solutions for our targeted customers. These potential competitors are currently involved in state Prescription Drug Monitoring Programs by providing regulators access to retrospective prescription history (typically 2-4 weeks old), not real time access to current prescription activity as Veriscrip does. These include Nevoca (a company that originally bid against Veriscrip for the Kentucky pilot project), Optimum Technology (a technology firm that contracts with several state agencies for law enforcement and drug monitoring data collection) and Atlantic Associates (a company that performs prescription drug monitoring for several states including Wyoming, Kentucky and
Ohio).

     The Practice Management industry is fraught with competition dating as far back as the 1980's. Two very distinct characteristics necessary for a company to survive in this highly competitive market is flexibility and foresight. Since it's establishment in 1984 MOS has outlived hundreds of it's competitors in the field of practice management by leveraging both the foresight to see changes ahead and the flexibility to make those changes immediately. MOS' close ties with it's customers provide a unique relationship that allow it's software to evolve with its users in a way that other companies cannot. MOS's commitment to bringing only the best of breed to it's customers also insures that they deliver what their users need not what the industry feels is important

Employees

     We currently have 14 employees, of which 2 currently provide services for our Veriscrip operations and 12 provide services for our MOS operations. We expect to use consultants, attorneys, and accountants as necessary.

Risk Factors

     The following risk factors should be considered with respect to making any investment in our securities as such an investment involves a high degree of risk. You should carefully consider the following risks and the other information set forth elsewhere in report, including the financial statements and related notes, before you decide to purchase shares of our common stock. If any of these risks occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly, and you could lose part or all of your investment.

We expect to incur losses in the future and may not achieve or maintain profitability.

     We have incurred net losses since we began operations in 2003. Our net loss was approximately $680,875 for fiscal year 2006 and $292,453 for the fiscal year ended December 31, 2005. We expect to make significant investments in our sales and marketing programs and research and development, resulting in a substantial increase in our operating expenses. Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future. We may not be able to generate sufficient revenue from sales of our products and related professional services to become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability. We cannot predict when we will operate profitably, if at all. If we fail to achieve or maintain profitability, our stock price may decline.

Because we have a limited operating history with which you can evaluate our current business model and prospects.

     The first pilot for our Veriscrip System was launched in the early part of 2004. To date, we have not obtained any commercial customers for the Veriscrip System.

     Because the Veriscrip System is still at a relatively early stage of commercialization, it is difficult for us to forecast the full level of market acceptance that our solution will attain. Some of the risks we face include:

* competitors may develop products, technologies or capabilities that render our products obsolete or noncompetitive or that shorten the life cycle of the Veriscrip System;
*    we may not be able to attract and retain a broad customer base; and
*    we  may  not  be  able  to  negotiate  and  maintain  favorable   strategic
     relationships.

     We expect the Medical Office Software to account for a significant portion of our total revenue for the foreseeable future. We intend to continue to enhance the Veriscrip System throughout the pilot project phase and after commercialization.

     Failure to successfully manage these risks could harm our business and cause our stock price to fall. Furthermore, to remain competitive, products like ours typically require frequent updates that add new features. We may not succeed in creating and licensing updated or new versions of our products. A decline in demand for, or in the average price of, our products would have a direct negative effect on our business and could cause our stock price to fall.

If we cannot meet our future capital requirements, our business will suffer.

     We will need additional financing to continue operating our business. We need to raise additional funds in the future through public or private debt or equity financings in order to:

*    fund operating losses;
*    scale sales and marketing to address our targeted markets;
*    take advantage of  opportunities,  including  expansion or  acquisitions of
     complementary  businesses  or  technologies;   *  hire,  train  and  retain
     employees;
*    develop new products or professional services; or
*    respond to economic and competitive pressures.

     If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Our future success may be determined in large part by our ability to obtain additional financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all. If adequate funds are not available or are not available on acceptable terms, our operating results and financial condition may suffer, and our stock price may decline.

Our operating results may fluctuate, which may adversely affect our stock price.

     We are an emerging company. As such, our quarterly revenue and results of operations are difficult to predict. We have experienced fluctuations in revenue and operating results from quarter-to-quarter and anticipate that these fluctuations will continue until the company reaches critical mass and the market becomes more stable. These fluctuations are due to a variety of factors, some of which are outside of our control, including:

*    the fact that we are a relatively young company;
* we expect to derive the bulk of our revenue from sales to government agencies;
*    our ability to attract new customers and retain existing customers;
* the length and variability of our sales cycle, which makes it difficult to forecast the quarter in which our sales will occur;
* the amount and timing of operating expense relating to the expansion of our business and operations;

* the development of new products or product enhancements by us or our competitors, as well as the adoption of new standards;
*    the introduction and market acceptance of new technologies and products;
* actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our financial statements; and
*    how well we execute on our strategy and operating plans.

     As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse affect on our business, results of operations, and financial condition that could adversely affect our stock price.

     We also typically realize a significant portion of our revenue in the last few weeks of a quarter because of our customers' purchasing patterns. As a result, we are subject to significant variations in license revenue and results of operations if we incur a delay in a large customer's order. If we fail to close one or more significant license agreements that we have targeted to close in a given quarter, this failure could seriously harm our operating results for that quarter. Failure to meet or exceed the expectation of securities analysts or investors due to any of these or other factors may cause our stock price to fall.

Our revenues for a particular period are difficult to predict, and a shortfall in revenues may harm our operating results.

     As a result of a variety of factors discussed in this Report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than we anticipate, or may decline. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short term business changes.

Product quality problems could lead to reduced revenues, gross margins, and net income.

     Our Veriscrip System is a highly complex product that incorporates leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. We may have had to replace certain components and respond to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such replacement and cure, would not have a material impact. In addition, an inability to cure a product defect could result in a temporary or permanent withdrawal of our product from the market which could result in damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on revenues, margins, and net income.

Our proprietary rights may prove difficult to enforce.

     We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have process pending on some of our intellectual property, there can be no assurance that this process or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will in fact provide competitive advantages to us. Furthermore, many key aspects of our Veriscrip System technology are governed by industry-wide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. If we are unable to protect our proprietary rights (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products that have enabled us to be successful.

We may be found to infringe on intellectual property rights of others.

     Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the IP field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

We rely on the availability of third-party licenses.

     Although we attempt to limit any use of third-party products requiring licensing, our Veriscrip System is designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of this or other products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

Our operating results and future prospects could be materially harmed by uncertainties of regulation of the Healthcare market.

     The healthcare market is highly regulated. Regulations that effect or could potentially effect us or our product include regulations regarding patients' privacy rights. Although we believe that the Veriscrip System complies with current state and federal requirements, we may find that such is not the case. Further, we could be materially adversely affected by any new regulations applicable to our market space. If the Veriscrip System were found not in compliance with current regulations or if new regulations were adopted that apply to the Veriscrip System, we may incur unanticipated expenses to modify our product to meet such regulations and, at the same time, the demand for our products could decrease, which would have a material adverse effect on our business, operating results, and financial condition.

Failure to retain and recruit key personnel would harm our ability to meet key objectives.

     Our success will depend, in large part, on our ability to attract and retain highly skilled technical, executive, managerial, sales, and marketing personnel. Competition for these personnel is intense in the market today. Volatility or lack of positive performance in our stock price may also adversely affect our ability to retain key employees, virtually all of whom have been granted stock options. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly executive management, engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions.

Our stock price may continue to be volatile.

     Our common stock has experienced substantial price volatility, particularly as a result of speculation in the investment community about our strategic position, financial condition, results of operations, or business. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom are compensated in part based on the performance of our stock price.

Failure to manage our planned growth could harm our business.

     Our ability to successfully market and license the Veriscrip System requires an effective plan for managing our future growth. Future expansion efforts may be expensive and may strain our managerial and other resources. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. If we do not manage growth properly, it could harm our operating results and financial condition and cause our stock price to fall.

     A few of our existing shareholders own a large percentage of our voting stock and will have a significant influence over matters requiring stockholder approval and could delay or prevent a change in control.

     Subsequent to the acquisition of MB Holding and MOS, our officers, directors and their affiliates will beneficially own or control approximately 64 % of our outstanding common stock. As a result, our management could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders. For example, our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Please see "Security Ownership of Certain Beneficial Owners and Management" for a more detailed description of our share ownership.

Liquidity of our common stock.

     Although there is a public market for our common stock, trading volume has been historically low which substantially increases your risk of loss. We can give no assurance that an active and liquid public market for the shares of the common stock will develop in the future. Low trading volume in our common stock could affect your ability to sell the shares of common stock. The development of a public trading market depends upon not only the existence of willing buyers and sellers, but also on market makers. The market bid and asked prices for the shares may be significantly influenced by decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in the shares. Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time. Additionally, in order to maintain our eligibility for quotation on the OTC Bulletin Board, we need to have at least one registered and active market maker. No assurance can be given that any market making activities of any additional market makers will commence or that the activities of current market makers will be continued.

Sales of our common stock in the public market may lower our stock price and impair our ability to raise funds in future offerings.

     If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. The price of our common stock could also drop as a result of the exercise of options for common stock or the perception that such sales or exercise of options could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.

Our Articles and Bylaws may delay or prevent a potential takeover of us.

     Our Articles of Incorporation, as amended, and Bylaws, as amended, contain provisions that may have the effect of delaying, deterring or preventing a potential takeover of us, even if the takeover is in the best interest of our stockholders. The Bylaws limit when stockholders may call a special meeting of stockholders. The Articles also allow the Board of Directors to fill vacancies, including newly created directorships.

Dividends.

     We have not paid and do not currently intend to pay dividends, which may limit the current return you may receive on your investment in our common stock. Future dividends on our common stock, if any, will depend on our future earnings, capital requirements, financial condition and other factors. We currently intend to retain earnings, if any, to increase our net worth and reserves. Therefore, we do not anticipate that any holder of common stock will receive any cash, stock or other dividends on our shares of common stock at any time in the near future. You should not expect or rely on the potential payment of dividends as a source of current income.

"Penny Stock" Limitations.

     Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

     These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

     Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

* Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
* Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
* "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
* Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
* The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

     Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

     Penny stocks are securities (a) with a price of less than five dollars per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (a) above); or (d) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (b) above; and (d) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

     The  Company   cautions   readers  not  to  place  undue  reliance  on  any
forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. .. Our management believes its assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that our actual results of operations or the results of our future activities will not differ materially from these assumptions. The Company does not undertake,
and  specifically   disclaims  any  obligation  to  update  any  forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 2.  Description of Properties.

     The Company's executive offices are located at 325 West Main Street, Suite 240, Lexington, Kentucky 40507. These offices occupy approximately 796 square feet and are held under a month to month lease with Regency Financial, LLC. The aggregate rental for these office leases is $782 per month The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. MOS `s executive offices are located at 790 E. Broward, Suite 300, Fort Lauderdale, FL 33301. MOS occupies approximately 2,000 square feet. MOS does not pay any rent as of October 2006 as the space is rented to a Director of the Company and the Director is not charging rent to MOS.


Item 3.  Legal Proceedings.

     Medical Office Software, Inc., a subsidiary of the Company is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is defending the litigation and considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.


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







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Share Price History

     The Company's common stock is traded in the over-the-counter market in what is commonly referred to as the "Pink Sheets" under the trading symbol "VHGI.PK" The following table sets forth the high and low bid information of the Company's common stock for the periods indicated. The price information contained in the table was obtained from Yahoo Finance. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

      Quarter Ended                                     High (1)    Low (1)
      -------------                                     -------     ------

      2005
      March 31..............................            $0.08        $0.02
      June 30...............................            $0.09        $0.04
      September 30..........................            $0.08        $0.02
      December 31...........................            $0.04        $0.02

      2006
      March 31..............................            $0.02        $0.02
      June 30...............................            $0.02        $0.02
      September 30..........................            $1.50        $1.25
      December 31...........................            $0.08        $0.05

Holders of Record

     As of April 13, 2007 there were approximately 642 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.


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

Stock Option Plans To date, the Company does not have any stock option plans in place.

Securities Authorized for Issuance Under Equity Compensation Plans

     The Company does not have any equity compensation plans.

Issuance of Securities

     Effective April 14, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC ("MLH"), a Nevada limited liability corporation, where MLH purchased 156,196,406 pre-split shares of authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619.64 in the aggregate). Simultaneously, an additional 100,000 shares of Class B Common Stock were also purchased by MLH Investments from James Arch, Chairman of the Board of the Company, at a purchase price of $0.001 per share ($100 in the aggregate). The sale of the Class B shares was a private transaction. The Company did not use an underwriter in connection with the above described transaction and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

     Effective August 25, 2006, pursuant to the terms of a Stock Exchange Agreement with HEB, the Company issued and sold 34,000,000 (post reverse-split) shares of its common stock in exchange for 1,000 shares of MB Holding. In connection with the consummation of the Stock Exchange Agreement, the Company also, pursuant to the terms of certain debt exchange agreements, exchanged approximately $2,600,000 of its outstanding debt for 2,600,000 shares of post split common stock. The sale of the shares of our common stock pursuant to the Stock Exchange Agreement and debt exchange agreements was a private transaction. The Company did not use an underwriter in connection with the above described transaction and the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

     On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation ("MOS"). Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS' outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of our common stock, and (b) a two year convertible promissory note in the principle amount of $900,000. The outstanding principal balance of the note may be converted, at the option of NewMarket, into shares of our common stock at the market price of the common stock at the time of conversion; provided, however, that in no event will we be obligated it issue more than 675,000 shares of our common stock upon a conversion. The convertible note will automatically convert into shares of our common stock if the market price for our common stock reaches $2.00 per share.


Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

     The Company had $125,330 in cash and $1,228,856 in goodwill as of December 31, 2006. The Company's liabilities were $1,967,248 and it had a working capital deficit of $(607,141). The Company had $531,358 in revenues during 2006 and $16,667 in revenues during 2005, its general and administrative expenses were 1,100,634 and $241,098, respectively, during these periods and its net losses were $680,875 and $292,453, respectively, during these periods.

     The Company does not have sufficient funds to pay its current liabilities. The Company will continue to follow its plan of operation.

Plan of Operation

     We are still in the early stages of our operations. In December 2000 we acquired all of the common stock in Verified Prescription Safeguards, Inc., with the intention of developing an electronic system to provide solutions for the prescription drug and healthcare industry. In August 2006, in furtherance of our business plan, we acquired MB Holding, and its wholly owned subsidiaries, VPS and Envoii Healthcare. The Company will seek to obtain favorable funding from sources outside its principal shareholders during the next twelve months. There can be no assurance that the Company will be successful in obtaining additional funding.

     Effective September 1, 2006, to continue with its new business plan, Medical Office Software, Inc was acquired. Medical Office Software, Inc. ("MOS") was incorporated in the State of Florida in September of 1984. Since its inception, the Company has built an ever growing regional presence in the physician practice management system ("PMS") market. Having completed more than 1,500 installations, the very seasoned management team has established a very strong presence and brand throughout Southeastern Florida as the premiere provider of physician practice solutions. The Company began as a developer and marketer of its own PMS solution, and has continued to maintain a high level of development expertise. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to it's customers in this emerging landscape of interoperability.

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

     During January-April 2004 the Veriscrip System was programmed and beta-tested at the two pilot sites in Harlan and Perry counties in Southeastern Kentucky in preparation for implementing the project under the terms of the contract. During this period, the system was previewed by several third parties, including a state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip System at a rural clinic in Harlan County, Kentucky. The pilot project was also conducted at a medical center practice and pharmacy in Hazard, Kentucky, and was concluded on September 23, 2004. On October 15, 2004, the first public demonstration of the Veriscrip System was conducted at the National Technology Meeting for State Prescription Drug Monitoring Programs in Lexington, Ky., sponsored by the National Alliance for Model State Drug Laws.

     In December 2004, the Company contracted with a full-time lobbyist, Babbage Cofounder/InterSouth, Inc., of Lexington, Kentucky, for the duration of the 2005 Kentucky General Assembly, which concluded in April, and unanimously passed Senate Bill 2, which provides for the preliminary framework for establishing an e-health information exchange in Kentucky.

     The University of Louisville School of Public Health and Information Sciences initiated the assessment phase of the project in October 2004, and the Assessment Report was completed and delivered to the Kentucky Office of Technology on May 12, 2005. The Office of Technology released the U of L Assessment Report as a public document on August 19, 2005. The Assessment Report states, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ["Kentucky All-Schedule Prescription Electronic Reporting" system], or, potentially, as a plug-in to KASPER, providing a way for prescriber data to move in real-time from prescriber to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. Seventeen of the 60 recommendations are not expected to be met until 2007.

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

     The Company's working capital requirements for the foreseeable future will vary based upon a number of factors and depending upon the entity owned by the company. VPS Holding, LLC, the owner of the Veriscrip System has capital demands to finish development and any customization of its primary system for the tracking of controlled prescriptions, the costs associated with launching the system if successfully developed, the acceptance of the system by each state and market penetration along with other factors that may not be foreseeable at this time. Our entity, Envoii Healthcare, LLC, has capital requirements to finish development and any customization of its security platform and the launching and distribution of its systems. Medical Office Software, Inc. (MOS), even though it has revenues sufficient to support its typical operations, has capital demands from time to time that exceeds its ability to fund itself on its own. Management believes that the Company will need at least $2,000,000 in financing to fund operations, pay off existing debt, pay for planned expansion and pay for required development work during the next twelve months. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plans".

Third Party Claims and Contingencies

     In addition to the foregoing, we are subject to a number of additional potential third party claims. These potential claims include the following:

     The Company has been inactive for some time and has recently been reorganized through business acquisitions. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because the likelihood that a very old liability would not still be valid, no amounts have been accrued in these financial statements for any such items.

     Medical Office Software, Inc has received a claim from Bell South for an advertising fee that they claim is valid. Management believe that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

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

     On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. This obligation was satisfied during 2006 by the issuance of 199,650 shares of common stock .During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have been recorded as accounts payable and general and administrative expenses at December 31, 2005, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

     During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, defined by the agreement, totaling $125,000 through March 31, 2004, which is included in Accounts Payable - related party as of December 31, 2005. Also, during the year ended December 31, 2003, the Companies entered into two new consulting agreements with related parties for consulting services, defined by the agreements, totaling $67,500 through completion of the projects, or earlier termination by agreement of the parties, which is included in Accounts Payable - related party as of December 31, 2005 (see Note 7 for related party transactions). All three of these agreements provide for payment to be made in cash or, in lieu of cash, Securities and Exchange Commission Rule S-8 stock of the Companies. The two new agreements contain incentive clauses that could result in the issuance of up to 2,000,000 shares of the Companies' common stock. This was converted to common stock during 2006.

     An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003 is again filed as an exhibit within this Form 10-KSB. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meets regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. An account payable of $105,000 had previously been recorded for the value of the 3,500,000 shares to be issued. This was converted to commonstock during 2006.

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

     Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $783 per month. Total rents paid for the years ended December 31, 2006 and 2005 was $9,396 and $5,479 respectively.

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


Item 7.  Financial Statements

     The required financial statements begin on page F-1 of this document.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 8A.  Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended December 31, 2006 that have materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.


Item 8B.  Other Information

     Not Applicable.



                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2006:

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

  Director's Name     Age     Position With Company
-----------------     ---     ----------------------------------------------
  Scott A. Haire       42     Chief Executive Officer,
                              Interim Chief Financial Officer and Director
  James M. Renfro      60     President
  Deborah Jenkins      49     Director

     Scott A. Haire--Mr. Haire became Chief Executive Officer, Interim Chief Financial Officer and a director upon consummation of the acquisition of MB Holding. Mr. Haire is also Chief Executive Officer, Interim Chief Financial Officer and a director of MB Software Corporation, a company focused on providing wound care products. Shares of common stock of MB Software are traded over the counter on the OTC:BB. Prior to founding MB Software Corporation, Mr. Haire was President of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

     James M. Renfro-- Mr. Renfro began his management experience with a tour in the U.S. Marines in Vietnam where he received several decorations, which included three Purple Hearts for wounds in combat. Mr. Renfro earned his BS degree in Business and Governmental Accounting from Cumberland College in Williamsburg, Kentucky with additional studies toward an MBA at both Morehead State and Eastern Kentucky Universities. Afterwards he worked for the Kentucky Democratic Party and the Jefferson County Government. He next secured a position with Rockwell International where he worked for over 20 years. During his tenure with Rockwell he served in key management roles in areas of production, accounting, quality control, as well as sales and service. In each of these functions Jim was recognized as the best in the company operations. Jim's most cherished recognition came in his final year when he received the National Account Sales Award for personally producing over $80mm in sales. Jim then joined a new start up venture as Vice President of Field Operations for GraMag commercial seating. In this position Jim worked with heavy equipment manufacturers to get their products tested and approved for ordering by major trucking companies. He was also instrumental in the development of products to be used by the commercial airlines industry. Jim has a proven track record as a leader and innovator and possesses extensive experience in developing an organization and fueling its momentum to achieve success.

     Deborah Jenkins-- Ms. Jenkins Board of Directors: Is Managing Member of Cognitive Communications, LLC, a Business Consulting company; is President and Founding Member of RetroMedx, LLC a skin care and personal care products company. She has served as Special Consultant to Health Office India for strategy, development and operations assistance for work with US clients in medical transcription and coding services. Prior to serving in these capacities, she was President of pH Solutions, Ltd, the patent licensee of "safe acids" used in cosmetics, water purification, agriculture, pharmaceutical and many other industries. She has served on many national and international trade association's boards including the Intel Internet Health Board of Advisors, the American National Standards Institute Health Informatics Standards Board - representing HIBCC (ANSI HISB and the American Society for Automation in Pharmacy (ASAP) where she also served as President and Secretary of the Board. Ms. Jenkins earned a BA degree in English-Minor Journalism from Texas Christian University in 1980.

Board Composition and Committees

     Our Board of Directors currently consists of two members, Mr. Haire and Ms. Jenkins. We are planning to expand the number of members constituting our Board of Directors and will seek persons who are "independent" within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board meets periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

     We do not believe that any member of our Board of Directors is an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission. Like many small companies, it is difficult for us to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. We believe, however, that our current board members are able to fulfill their roles under SEC regulations despite not having a designated "audit committee financial expert."

Director Compensation

     We do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director's attendance at board of directors and committee meetings. In the future we might have to offer some compensation to attract the caliber of independent board members the Company is seeking.

Indebtedness of Directors and Executive Officers

     None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

     There are no family relationships among our directors or executive officers.

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

     Based solely on our review of forms furnished to us and representations from reporting persons, we believe that Mr. Haire was late in filing his initial report.

Code of Ethics

     Due to the fact that the Company has only recently begun operations, the Company has not adopted a Code of Ethics, but it expects to adopt one in the future.


Item 10.  Executive Compensation

     Messrs. Scott Haire, James Renfro and Ms. Jenkins became executive officers of the Company upon consummation of the acquisition of MB Holding. None of these individuals received any compensation in excess of $100,000 (annualized) from the Company, MB Holding or any of its subsidiaries (collectively the "Entities"), nor do any of these individuals have any employment agreements, or other compensatory plans or arrangements with any of the Entities, which result or will result from the resignation, retirement or any other termination of such individual's employment with us or from a change in control of the Company or a change in the individual's responsibilities following a change in control. We expect that the Company will adjust executive compensation during fiscal 2007.

     Prior to the acquisition of MB Holding, Mr. James K. Millard was our President, Chief Executive Officer and Chief Financial Officer. During the past three fiscal years, the Company had not paid any salary, wage or other compensation to its officers. The Company had an employment agreement with Mr. Millard which provided for an annual salary of $120,000 per year and provides for insurance and other benefits. The Company paid Mr. Millard's past due salary with 30,000shares of the Companies stock.

     During the prior year the Company did not compensate its non-executive director, but the Company did accrue salary as described in the prior paragraph. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the non-executive director of the Company.

Option Grants and Exercises in Last Fiscal Year

     No options to acquire shares of our common stock were granted to Mr. Millard or any of the other above named individuals prior to the acquisition of MB Holding, nor do these individuals hold any such options. We expect, however, that the Company may grant options to our current officers during fiscal 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of April 11,2007, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of April 11, 2006, the Company had 41,821,034 shares of common stock outstanding.

Title of    Name And Address                    Nature and Amount
Class       Of Beneficial Owners(1)           of Beneficial Ownership   Percent
-------     ----------------------            -----------------------   -------
Common      HEB, LLC                                 24,119,730            63%
            777 Main Street
            Suite 3100
            Fort Worth, Texas 76102

Common      Scott A. Haire(2)                        24,119,730

Common      James M. Renfro                                None

Common      Deborah Jenkins                                None

       All Officers and Directors as a Group         24,119,730            63%
-----------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2) Represents shares held by H.E.B., LLC, 777 Main Street, Suite 3100, Fort Worth, Texas 76102. Mr. Haire is the majority member and the sole manager of HEB and as such is deemed to be the beneficial owner of such shares.


Item 12.   Certain   Relationships   and  Related   Transactions   and  Director
           Independence

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

     Effective April 14, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC, a Nevada limited liability corporation, where MLH Investments purchased 156,196,406 shares of authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619.64 in the aggregate). Simultaneously, an additional 100,000 shares of Class B Common Stock were also purchased by MLH Investments from James Arch, the Company's former Chairman of the Board, at a purchase price of $0.001 per share ($100 in the aggregate). Mr. Scott A. Haire, our current Chief Executive Officer, is the sole owner and manager of MLH Investments.

     The sale of the Class A shares was approved by unanimous written consent of the Board of Directors of the Company. The reasons behind the consent were (a) the insolvency of the Company and the inability to obtain sufficient funding to execute its business plan, (b) the Company's unsuccessful attempts to obtain funding from any other sources, (c) the fact that without an immediate infusion of operating capital, the Company will be forced to cease operating and liquidate, (d) MLH Investments offered to immediately wire more than $15,000 to the Company's account, (e) MLH Investments will explore a potential restructuring of the debt and equity of the Company on terms to be determined,
(f) this is the only funding alternative available to the Company, and (g) the Board determined all shareholders and creditors of the Company will be better served by the stock purchase than liquidation.

     Prior to the sale of securities to MLH Investments, the authorized capital stock of the Company consists of: (i) 300,000,000 shares of Class A Common Stock, of which 143,803,594 shares are issued and outstanding; (ii) 100,000 shares of Class B Common Stock, of which 100,000 shares are issued and outstanding; (iii) 2,000,000 shares of Class A Preferred Stock, par value $0.001 per share, none of which shares are issued or outstanding; (iv) 300,000 shares of Class B Preferred Stock, par value $0.001 per share, of which 70,000 shares are issued and outstanding; and (v) 100,000 shares of Class C Preferred Stock, par value $0.001 per share, none of which share are issued and outstanding. Immediately after MLH Investments acquired the above referenced shares it owned 52% of the outstanding Class A Common Stock, 100% of the outstanding Class B Common and approximately 52% of the total outstanding shares of equity securities.

     On June 15, 2006, the Company entered into a letter of intent with HEB and MB Holding, pursuant to which the Company would acquire MB Holding in exchange for shares of the Company's common stock. Under the Stock Exchange Agreement, HEB received 34,000,000 post split shares of the Company's common stock in exchange for all of the issued and outstanding shares of MB Holding. Mr. Haire owns 90% of the membership interest in HEB and as manager, has voting control of HEB.

     In connection with the acquisition of MB Holding, on July 20, 2006, pursuant to the terms of a Stock Cancellation Agreement between the Company and MLH Investments, all of the issued and outstanding shares of Class B Common Stock were cancelled.

Item 13.  Exhibits

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

EXHIBIT
NO.       DESCRIPTION OF EXHIBIT
----------------------------------
3(i)      Amended and Restated Certificate of Incorporation*

3(ii) By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company's Form 10-KSB, dated December 31, 2003)

10.1 Consulting Agreement by and between the Company and Rusbar Financial Services, Inc., dated April 2001 (Incorporated by reference to Exhibit
          10.1 of the Company's Form 10-KSB, dated December 31, 2003)

10.2 Consulting Agreement by and between the Company and Harry M. Zachem, dated May 14, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated December 31, 2003)

10.3 Consulting Agreement by and between the Company, Verified Prescription Safeguards, Inc. and Fairmund International Services, Ltd., dated
          April 21, 2003 (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated December 31, 2003)

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

10.15 Promissory Note payable to James Arch, dated September 15, 2003 (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB, dated December 31, 2003)

10.16 Promissory Note payable to Cora Spence Carrick, dated April 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-KSB, dated December 31, 2003)

10.17 Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB, dated December 31, 2003)

10.18 Promissory Note payable to Lee M. Tillman, dated January 5, 2006 (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-QSB, dated March 31, 2005)

10.19 Stock Purchase Agreement by and between the Company and MLH Investments, LLC, dated April 14, 2006. (Incorporated by reference to
          Exhibit 10.19 to the Company's Annual Report on Form 10-KSB dated December 31, 2005)

10.20 Stock Exchange Agreement dated July 20, 2006 between Equity Technologies & Resources, Inc., MB Holding Corporation, and H.E.B., LLC. (Incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the Commission on July 25,
          2006).

10.21 Stock Cancellation Agreement (Class B Common Stock) dated July 20, 2006 between Equity Technologies & Resources, Inc., and MLH investments, LLC (Incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006)

10.22 Form of Debt Exchange Agreement between Equity Technologies & Resources, Inc., and Holder (Incorporated by reference to Exhibit
          10.22 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006)

10.23 Stock Exchange Agreement dated October 6, 2006, by and between VirtualHealth Technologies, Inc., NewMarket Technology, Inc., and Medical Office Software, Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 2006)

10.24 Convertible Promissory Note dated October 6, 2006, issued by VirtualHealth Technologies, Inc. (Incorporated by reference to Exhibit
          10.2 to the Company's Current Report on Form 8-K file with the Commission on October 12, 2006)

21.1 Schedule of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-KSB, dated December 31, 2003)

31.1*     Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------
* Filed herewith


Item 14.  Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $17,070 and $21,362, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $ 0 and $0, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

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

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           Page

Report of Independent Registered Public Accounting Firm                     F-2

     Consolidated Balance Sheet                                             F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Stockholders' Deficiency                    F-5

     Consolidated Statements of Cash Flows                                  F-6

     Notes to Consolidated Financial Statements                             F-8

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
Lexington, KY

We have audited the accompanying consolidated balance sheet of VirtualHealth Technologies, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VirtualHealth Technologies, Inc. & Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming The Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses in recent years and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
April 20, 2007

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006
--------------------------------------------------------------------------------

                                                                                         2006
                                                                                 -------------------
                ASSETS
CURRENT ASSETS:
Cash                                                                            $            125,330
Accounts Receivable, net                                                                     301,027
                                                                                 -------------------
Total current assets                                                                         426,357
                                                                                 -------------------
Property and Equipment                                                                        13,626
Amortization Depreciation                                                                     (6,177)
                                                                                 -------------------
                                                                                               7,449
Goodwill                                                                                   1,228,856
                                                                                 -------------------
Total Other Assets                                                                         1,228,856

TOTAL ASSETS                                                                    $          1,662,662
                                                                                 ===================
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Notes Payable Current                                                           $            688,958
Accounts Payable - Trade                                                                     128,457
Accrued Payroll and Payroll Taxes                                                             96,381
Accrued Other Taxes                                                                            8,993
Other Accrued Liabilities                                                                    110,709
                                                                                 -------------------
Total current liabilities                                                                  1,033,498
                                                                                 -------------------

NOTES PAYABLE, LONG-TERM PORTION - RELATED PARTY
Notes Payable and Long-Term Debt                                                             900,000
Other Liabilities                                                                             33,750
                                                                                 -------------------
Long-Term Liabilities                                                                        933,750

Total liabilities                                                                          1,967,248
                                                                                 -------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
            300,000 designated as Class B                                                          -
Preferred stock, Class B - $0.001 par value, 300,000 shares designated,
            70,000 issued and outstanding                                                         70
Common stock - $0.001 par value, 100,000,000 shares authorized,
            41,744,033                                                                        41,744
Additional paid-in capital                                                                 1,037,589
Retained Earnings                                                                         (1,383,989)
                                                                                 -------------------
Total Shareholders' Equity                                                                  (304,586)
                                                                                 -------------------
TOTAL LIABILITIES AND EQUITY                                                    $          1,662,662
                                                                                 ===================

          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                                 2006                 2005
                                                                          ------------------   ------------------

Sales Revenue                                                            $           531,358  $            16,667
Expenses:
    Selling, general and administrative                                            1,098,454              222,251
    Depreciation                                                                       2,180               18,847
                                                                          ------------------   ------------------
Total Expenses                                                                     1,100,634              241,098
                                                                          ------------------   ------------------

Loss Before Other Income (Expense)                                                  (569,276)            (224,431)

OTHER INCOME (EXPENSES):
    Interest Income                                                                       45                    -
    Interest (Expense)                                                              (111,644)             (68,022)
                                                                          ------------------   ------------------
Total Other Income (Expenses)                                                       (111,599)             (68,022)
                                                                          ------------------   ------------------
Loss Before Income Taxes                                                            (680,875)            (292,453)
    Current Tax Expense                                                                    -                    -
    Deferred Tax Expense                                                                   -                    -
                                                                          ------------------   ------------------
Net Income                                                               $          (680,875) $          (292,453)
                                                                          ==================   ==================

Basic loss per common share                                              $             (0.02) $             (0.01)
                                                                          ==================   ==================

Weighted average number of common shares
    outstanding basic and diluted                                                 36,921,544           34,000,000
                                                                          ==================   ==================


          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                          Preferred   Preferred
                                                            Stock       Stock       Common     Common   Additional
                                                           Class B     Class B       Stock     Stock      Paid-in    Accumulated
                                                           Shares       Amount      Shares     Amount     Capital       Deficit
                                                          -----------------------------------------------------------------------

BALANCES, DECEMBER 31, 2004                                       -   $       -   34,000,000  $ 34,000  $   432,191   $  (410,661)

Capital Distributions, net                                        -           -            -         -     (575,531)            -

Net loss for the year ended December 31, 2005                                                                            (292,453)

                                                          -----------------------------------------------------------------------
BALANCES, DECEMBER 31, 2005                                       -           -   34,000,000    34,000     (143,340)     (703,114)

Reverse Merger in July 2006 with MB Holding Corporation      70,000          70    5,661,705     5,662      363,901

Rounding shares issued in stock split
                                                                                       2,000         2           (2)
Common stock issued for services valued at
   approximately $1.25 per share in September 2006                                    16,328        16       20,394

Common stock issued to James Millard for the
cancellation of debt valued at approximately
$1.00 per share                                                                       30,000        30       29,970

Common stock issued for the acquisition of MOS
Subsidiary at approximately $.30 per share in October 2006                         1,400,000     1,400      418,600

Common stock issued for services valued at
approximately $.55 per share in December 2006                                        634,000       634      348,066

Net loss for the year ended December 31, 2006
                                                                                                                          (680,875)
                                                          ------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2006                                  70,000   $      70   41,744,033  $ 41,744  $ 1,037,589   $ (1,383,989)
                                                          ------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                                           2006                2005
                                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $          (680,874) $          (292,453)
Adjustments to reconcile net loss to net cash used
             in operating activities:
             Depreciation and amortization                                                    2,180               18,847
             Non-cash expenses                                                              424,264                    -
             Loss on disposal of assets and partnership interests
             Changes in assets and liabilities:
                Decrease in accounts receivable                                             (42,079)                   -
                Increase in accounts payable                                                 27,920               24,981
                Increase in accrued payroll                                                  29,767                    -
                Increase in accrued liabilities                                             (36,284)              24,158
                Increase in accrued interest                                                 80,635               51,442
                Change due to recapitalization                                              141,329                    -
Net cash (used) in operating activities                                                     (53,142)            (173,025)
                                                                                 ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of note receivable - related party                                          -                 (360)
             Proceeds from note receivable - related party                                      500                    -
Net cash provided by (used) investing activities                                                500                 (360)
                                                                                 ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from notes payable - related party                                    184,346              187,570
             Principal payments on notes payable - related party                             (6,596)             (14,600)
                                                                                 ------------------   ------------------
Net cash provided by financing activities                                                   177,750              172,970
                                                                                 ------------------   ------------------
NET INCREASE (DECREASE) IN CASH                                                             125,108                 (415)

CASH, beginning of period                                                                       222                  637
                                                                                 ------------------   ------------------
CASH, end of period                                                             $           125,330  $               222
                                                                                 ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid during period for interest                               $                 -  $            12,984
             Cash paid during period for income taxes                           $                 -  $                 -

                                   (Continued)

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

Supplemental Schedule of Non-cash Investing and Financing Activities - For the year ended December 31, 2006:

     During July 2006 related parties forgave debt and paid expenses on behalf of the Company totaling $286,918 which is accounted for as a capital contribution.

     During July 2006 the Company issued 34,000,000 shares common stock in a business combination with MB Holding Corporation that is accounted for as a reverse acquisition.

     During September 2006 the Company issued 16,328 shares of common stock for services valued at $20,410, or approximately $1.25 per share.

     During September 2006 the Company issued 30,000 shares of common stock to a related party for reduction of debt of $30,000.

     During October 2006 the Company issued 1,400,000 shares of common stock in the purchase acquisition of Medical Office Software valued at $420,000, or approximately $.30 per share.

     During December 2006 the Company issued 634,000 shares of common stock for services valued at $348,700, or approximately $.55 per share.

Supplemental Schedule of Non-cash Investing and Financing Activities - For the year ended December 31, 2005:

     During 2005 related entities offset note receivables against note payables in the amount of $51,113.

     During 2005 related entities converted note receivables and note payables and related accrued interest to paid in capital resulting in a net distribution of $558,985.

     During 2005 the Company transferred property and equipment in the net amount of $16,546 to a related entity which has been recorded as a capital distribution.


          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The  consolidated  financial  statements  presented  are those of  VirtualHealth
Technologies, Inc., Inc. (the "Company") and its wholly-owned subsidiaries, Verified Prescription Safeguards, Inc., MB Holding Corporation, VPS Holding, LLC dba Veriscrip, Envoii Healthcare, LLC, and Medical Office Software, Inc. Collectively, they are referred to herein as the "Companies".

The Company's name change to VirtualHealth Technologies, Inc., became effective on August 24, 2006 with the filing of an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

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

From the original inception of the Company on March 4, 1988 through January 1, 1994, the Company was heavily involved in mining and exploration activities principally in Arkansas. The Company generated an accumulated deficit of $8,390,740 prior to the Company re-entering the development stage.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2000, the Company elected to change its official name from Equity AU, Inc., to Equity Technologies & Resources, Inc.

On August 2, 2002, the Company amended its articles of incorporation to change the authorized capital stock of the Company. The aggregate number of Class A common shares authorized for issuance was 300,000,000 shares with a par value of $0.0001; the aggregate number of Class B common shares authorized for issuance was 100,000 with a par value of $0.01; the aggregate number of Class A preferred shares authorized for issuance was 2,000,000 with a par value of $0.001; the aggregate number of Class B preferred shares authorized for issuance was 300,000 shares with a par value of $0.001; and the aggregate number of Class C preferred shares authorized for issuance was 100,000 shares with a par value of $0.001. The amendment was recorded by the State of Delaware on January 23, 2003. All per share and share information has been retroactively restated to reflect the changes in par value.

On August 24, 2006 the Company amended its certificate of incorporation to change the authorized capital of the Company and to change the name of the Company. The Company's name was changed to VirtualHealth Technologies, Inc. The aggregate number of common shares authorized for issuance is 100,000,000 shares with a par value of $.001 per share. The previous common stock class designations were cancelled. The aggregate number of preferred shares authorized for issuance is 10,000,000 shares with a par value of $.001 per share. The company designated 300,000 shares of Class B preferred stock as non-voting. All other designations of preferred stock that previously existed were cancelled. All per share and share information has been retroactively restated to reflect the changes in par value.

During August 2006, the Company's effected a 1-for-100 stock split. The financial statements for all periods presented have been retroactively restated to reflect the stock split.

Nature of Operations - The Company was originally engaged in research and development of a process to extract gold and other precious metals on various real properties located in Arkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, to acquire mineral claims, rights, facilities and equipment, and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. As a result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage as per Statement of Financial Accounting Standards ("SFAS") No. 7.

On December 15, 2000, the Company acquired all of the issued and outstanding common stock of Verified Prescription Safeguards, Inc. ("VPS") in exchange for 40,000 shares of the Company's Class B voting preferred stock (see Note 5). The acquisition of VPS was accounted for as a purchase per Accounting Principles Board No. ("APB") 16. At the time the purchase was consummated, VPS held no

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR M&A"), a Florida corporation, in exchange for shares of the Company's common stock. ETCR M&A held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR M&A.

The Companies are currently engaged in the development and marketing of internet prescription drug technology and sales of medical office software, hardware and services.

On June 15, 2006, the Company entered into a letter of intent with H.E.B. LLC, a Nevada corporation, hereafter "HEB," and MB Holding Corporation, a Nevada corporation and wholly owned subsidiary of HEB, hereafter "MBH," pursuant to which the Company would acquire MBH in exchange for shares of the Company's common stock. MBH is the sole member of VPS Holding, LLC, a Kentucky limited liability company, hereafter "VPSH", and Envoii Healthcare, LLC, a Nevada limited liability company, hereafter "Envoii." VPSH and Envoii developed and own certain technologies and led a consortium to conduct the first prescription drug monitoring pilot project in real time in the United States. Under the Stock Exchange Agreement, HEB is to receive 34,000,000 post split shares of the Company's common stock in exchange for all of the issued and outstanding shares of MBH. On July 20, 2006, the Company entered into a Stock Exchange Agreement with HEB and MBH incorporating the terms of the letter of intent (the "Stock Exchange Agreement"). The Stock Exchange Agreement was authorized and approved by the Company's board of directors by written consent dated July 20, 2006.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The stock exchange agreement had been subject to several conditions, including:

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

Mr. Scott Haire owns 90% of the membership interest in HEB and as manager, has voting control of HEB. Mr. Haire is also the sole member and the manager of MLH Investments LLC, a Nevada limited liability company, hereafter "MLH". On April 14, 2006, the Company, Mr. James K. Millard, our Former President and Chief
Executive Officer, Mr. James Arch and MLH entered into a stock purchase agreement pursuant to which MLH acquired from the Company 156,196,406 newly issued shares of our Class A Common Stock for $15,619 and acquired from Mr. Arch all of our issued and outstanding shares of Class B Common Stock for $100. As a result of this transaction, Mr. Haire obtained effective voting control over a majority of the Company's outstanding voting securities. The Class B common stock was contributed back to the Company for cancellation.

Effective August 25 2006, the company completed its acquisition of MB Holding Corporation, a Nevada corporation ("MB Holding") in exchange for 34,000,000 (post reverse-split) shares of the Company's common stock. MB Holding, though its wholly-owned subsidiaries, VPS Holding, LLC, a Kentucky limited liability company ("VPSH"), and Envoii Healthcare, LLC, a Nevada limited liability company ("Envoii") developed and own certain technologies related to real-time internet prescription drug monitoring. In connection with the acquisition of MB Holding, the Company (a) effected a 1 for 100 reverse split of our Class A Common Stock,
(b) cancelled all of our outstanding Class B Common Stock, (c) amended our Certificate of Incorporation, and (d) changed the Company name to "VirtualHealth Technologies, Inc."

During October 2006, Medical Office Software, Inc was acquired. Medical Office Software, Inc. ("MOS") was incorporated in the State of Florida in September of 1984. Since its inception, the Company has built an ever growing regional presence in the physician practice management system ("PMS") market. The Company began as a developer and marketer of its own PMS solution, and has continued to maintain a high level of development expertise. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to it's customers in this emerging landscape of interoperability.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The merger of these companies will enhance each other by Medical Office Software, Inc having a medical customer base and VPS Holding, LLC dba Veriscrip having the license and technology being developed to market an internet prescription drug technology.

Summary of Significant Accounting Policies.

Accounting Method - The Companies' consolidated financial statements are prepared using the accrual method of accounting. The Companies have elected December 31 year-ends.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of VirtualHealth Technologies, Inc., Inc., and its wholly-owned subsidiary, Verified Prescription Safeguards, Inc. ("VPS"), MB Holding Corporation, VPS Holding, LLC dba Veriscrip, Envoii Healthcare, LLC. and Medical Office Software, Inc. All intercompany accounts and transactions have been eliminated.

Accounting Treatment of Acquisitions.- The acquisition of MB Holding Corporation is accounted for as a reverse purchase and accordingly their results of operations will be included for the entire period. The results of operations of VirtualHealth prior to the date of acquisition will be eliminated. The results of operations of Medical Office Software will be included from the date of acquisition forward.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Companies consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2006 and 2005, the Companies had no cash equivalents.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk - The Companies maintain cash balances at financial institutions that are insured by the FDIC up to $100,000. At December 31, 2006 the Companies had approximately $36,000 in deposit accounts that exceeded the FDIC limits.

Revenue Recognition - The Companies' revenues result primarily from sales of products to doctors and medical billing companies. Revenues are recognized upon delivery of the products or services.

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

Functional Currency - The functional currency of the Companies is the U. S. dollar. When a transaction is executed in a foreign currency, it is remeasured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The resulting foreign currency transactions gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2006 there were no recorded balances denominated in foreign currency.

Long-lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be coverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the consolidated statement of income.

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of Medical Office Software, Inc. at October 6, 2006, the date of the Acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. No impairment was recorded during the year ended December 31, 2006.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are recognized in income. Interest is capitalized on significant construction projects.

Trade Accounts, Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis. Management will occasionally review accounts receivable and determine if the account should be written off.

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

Recent Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", were recently issued. SFAS No. 155, 156, 157, 158 and 159 have no current applicability to the Company or their effect on the financial statements would not have been significant.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the consolidated financial statements of the Companies.


NOTE 2 - GOING CONCERN

The Companies have incurred losses in recent years and at December 31, 2006 has current liabilities in excess of current assets. During their development stage, the Companies have had limited operations and have not been able to develop an ongoing, reliable source of revenue to fund its existence. The Company's day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Companies' results of operation due to its lack of capital resources can be expected to continue until such time as the Companies are able to generate additional capital from other sources. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. With the additional acquisition of MOS with its growing medical customer base management plans to obtain working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Companies to continue as a going concern. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of the Companies for the next twenty-four months. If the Companies cannot obtain needed funds, it may be forced to curtail or cease its activities. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations.

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

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005


NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31, 2006:

         Trade accounts receivable                $ 371,027
         Less allowance for doubtful accounts       (70,000)
                                                  ---------
         Net accounts receivable                  $ 301,027
                                                  ---------

Bad debt expense for the years ended December 31, 2006 was $70,045.


NOTE 4 - PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at December 31:

                                         Estimated life
                                            In years        2006        2005
                                         --------------  ---------    --------
     Computers                                5           $ 13,626    $ 13,626
     Less: Accumulated depreciation
           and amortization                                 (6,177)     (3,997)
                                                         ---------    --------
                                                         $   7,449    $  9,629
                                                         ---------    --------

Depreciation expense amounted to $2,180 and $2,180 for the years ended December 31, 2006 and 2005, respectively.


NOTE 5 - NOTES PAYABLE

Funds are advanced from various related parties including the Company's Director, Scott A Haire, and entities controlled by him. Other shareholders fund the company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly per the table below. One of the notes in currently in default. Accrued interest due to related parties as of December 31, 2006 was approximately $110,709. The following is a summary of amounts due to related parties as of December 31, 2006:

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE ENDED December 31, 2006 and 2005

NOTE 5 - NOTES PAYABLE (continued)

Heb, LLC, Scott Haire is the President, CEO, and CFO of this company.  These  notes are  considered  to be related  party notes. The total accrued interest on these notes at December
31, 2006 is $82,740.  Funds advanced  under three  unsecured notes are:
    Dated 8/24/06 10% per annum                                          25,600
    Dated 4/6/06 line of credit, 10% per annum                          521,257
    Dated 8/24/06  no stated interest rate                                3,900

MLH Investments, LLC, Frank Barker is the controlling owner.
This note payable is  considered to be a related party note.
The total accrued interest on this note at December 31, 2006 is $51.
    Dated 12/13/06 10% per annum                                         10,096

New Market
    Dated   10/6/06   no  stated   interest   rate,   note  will
    automatically  convert  to  450,000  shares  of stock or the equivalent  of  $900,000  worth of stock but is  limited  to
    675,000  shares.  This  note is  considered  to be a related party note. This note is non-interest  bearing and therefore
    no accrued interest at December 31,2006.                            900,000

SWCC
    Dated 7/21/06 no stated interest rate                                20,150
    Dated 7/21/06 no stated interest rate                                 1,750

 Nevada  Multicare,   Scott  Haire  -  Owner.  This  note  is
 considered  to be a related  party note.  The total  accrued interest on this note at December 31, 2006 is $14,966.
    Dated 1/5/06 line of credit, 10% per annum                           73,805

Scott Haire,  This note will be  considered a related  party note.  The total  accrued  interest on this note at December
31, 2006 is $9,144.
    Dated 9/30/04 line of credit, 10% per annum                          22,400

Anthony Chamblin - investor in Envoii Healthcare,  this note will be considered a related  party note.  The total accrued interest  on  this  note at  December  31,  2006 is  $3,808.
3/31/03, 10% per annum                                                   10,000

                                  Total Notes Payable                 1,588,958
                                 Less current portion                  (688,958)
                              Long term notes payable                   900,000

                  Notes payable related party current                   667,058
                                Notes payable current                    21,900

                                Current notes payable                   688,958

                Long-Term notes payable related party                   900,000

Notes payable of $1,012,663 along with accrued interest of $354,869 were paid in full during July 2006 pursuant to a debt exchange agreement (See Note 6)

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $.001. At December 31, 2006 the Company has designated 300,000 shares of Class B Preferred Stock.

Preferred Stock - Class A

The Company was previously authorized to issue 2,000,000 shares of Class A preferred stock, at a par value of $0.001 per share. There were no shares issued or outstanding during 2006 or 2005. Effective August 24, 2006 the Company no longer has a designation for Class A Preferred Stock.

Preferred Stock - Class B

The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $0.001 per share and as of December 31, 2006, there were 70,000 shares outstanding. Accrued but unpaid dividends amounted to $33,750 at December 31, 2006.

Preferred Stock - Class C

The Company was previously authorized to issue 100,000 shares of Class C common stock. There were no shares issued or outstanding during 2006 or 2005. Effective August 24, 2006 the Company no longer has a designation for Class C Preferred Stock.

Common Stock

The Company is authorized to issue 100,000,000 common shares, at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2006 there are 41,744,033 shares issued and outstanding.

On April 14, 2006, the Company issued 1,561,964 shares of common stock at $0.001 per share. As a result of the transaction MLH, LLC, has voting control of the Company.

On July 20, 2006, the Company acquired 100% of MB Holding Corporation, and its wholly-owned subsidiaries, VPS Holding, LLC and Envoii Healthcare, LLC, in exchange for 34,000,000 (post reverse-split) shares of the Company's common stock. There were 1,438,036 shares of VirtualHealth common stock issued and outstanding at December 31, 2005.

On July 20, 2006, the Company issued a total of 2,661,705 shares of common stock as part of various debt exchange agreements for accounts and notes payable at $1.00 per share.

On August 18, 2006, the Company issued 2,000 rounding shares due to the 1:100 reverse stock split.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $.001. At December 31, 2006 the Company has designated 300,000 shares of Class B Preferred Stock.

On September 25, 2006, the Company issued 16,328 shares of common stock to Computer Information Systems, Inc. as part of a legal judgment in May 2006.

On September 25, 2006, the Company issued 30,000 shares of common stock to James
K. Millard for debt valued at $30,000 or $1.00 per share.

On October 6, 2006, the Company issued 1,400,000 shares of common stock to New Market, to acquire 51% ownership of Medical Office Software, valued at $.30 per share.

On December 11, 2006, the Company issued a total of 634,000 shares of common stock for services valued at $348,700 or $.55 per share.

Common Stock - Class B

The Company was previously authorized to issue 100,000 shares of Class B common shares at a par value of $0.01 per share. There were 100,000 shares of Class B common stock issued and outstanding as of December 31, 2005, which were held by related parties. On July 20, 2006, pursuant to the terms of a Stock Cancellation Agreement between the Company and MLH, all of the issued and outstanding shares of Class B Common Stock were cancelled. Effective August 24, 2006 the Company no longer has a designation for Class B Common Stock.


NOTE 7 - CONTINGENCIES AND COMMITMENTS

(a) Federal Payroll Taxes - During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at December 31, 2006, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 7 - CONTINGENCIES AND COMMITMENTS (continued)

(b) Prior Operations - The company has been inactive for some time and has recently been reorganized through business acquisitions. Management believes that there are no valid outstanding liabilities or other claims from its operations prior to reorganization. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations and because the likelihood that a very old liability would not still be valid, no amounts have been accrued in these financial statements for any such items.

(c) Claims from Creditors - Medical Office Software, Inc has received a claim from Bell South for an advertising fee that they claim is valid. Management believe that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the company. .

(d) Class B Preferred Stock Dividend - Pursuant to an agreement with Growth Fund, the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund (see Note 6).

(e) Consulting Agreements -

(1) On April 21, 2003, the Companies entered into an agreement with a former consultant whereby the Company owed this consultant a total of $199,650 as payment for services rendered. During 2006 this obligation was satisfied by conversion into 199,650 shares of common stock.
(2) During the year ended December 31, 2003, the Companies renegotiated an existing consulting agreement with a related party for consulting services, and entered into two new consulting agreements with related parties for consulting services. The total amount due under these agreements was $192,500. This amount was satisfied during 2006 by conversion into 192,500 shares of common stock.
(3) An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 7 - CONTINGENCIES AND COMMITMENTS (continued)

     Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various  services.  This  agreement was  originally  filed as
     Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003 is again filed as an exhibit within this Form 10-KSB. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meeting regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. At December 31, 2005 an account payable of $105,000 had been recorded for the value of the 3,500,000 shares to be issued. During 2006, this obligation was satisfied by conversion into 105,000 shares of common stock.

(f) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004 and 2005, and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

(g) Litigation - Medical Office Software, Inc., a subsidiary of the Company is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is defending the litigation and considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

(h) Operating lease - The Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $783 per month. Total rents paid for the years ended December 31, 2006 and 2005 was $9,396 and $5,479 respectively.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 8 - RELATED PARTY TRANSACTIONS

On March 18, 2005, the Company issued a note payable in the amount of $4,000 to James Kemper Millard, former president of the Company and on April 25, 2005 issued an additional note of $10,000 to a relative of the former president. The notes and related accrued interest were converted into common stock during 2006, see below.

On July 20, 2006, the Company issued a total of 2,661,705 shares of common stock as part of a debt exchange agreement for accounts/notes payable with accrued interest from officers, directors and other related parties of the company.

On September 25, 2006, the Company issued 30,000 shares of common stock to an officer of the Company for settlement of accrued payroll.

HEB, LLC, a Nevada Limited Liability Company owned by Scott A. Haire,has made funds available to the various Companies in the form of three unsecured lines of credit, each note is at 10% interest. The total amount drawn against the lines as of December 31, 2006 is $550,757. The total credit lines is $1,100,000.

Scott A. Haire individual has loaned the companies a total of $22,400 in the form of a unsecured line of credit note, with 10% interest. The total credit line is $50,000.

MLH Investments, LLC, a Nevada Limited Liability Company owned by Frank Barker, has made funds available to the Company. Said unsecured line of credit note bears interest at 10% per annum, maturity date is December 31, 2007. At December 31, 2006 the balance drawn against the $50,000 line is $10,096.

NewMarket Technology, Inc., note dated October 6, 2006 for $900,000. Said note will automatically convert October 1, 2008 into 450,000 shares of Common Stock if the stock price is $2.00 per share or convert for additional shares as the price may vary, but total shares are limited to 675,000 shares of stock.

Nevada Multicare LLC, is a Nevada Limited Liability Company owned by Scott A. Haire, has made funds available to the Company in the form of an unsecured line of credit note that bears interest at 10%. At December 31, 2006 the balance drawn against the $150,000 line is $73,805.

During 2006, rent valued at $6,195 was forgiven by a shareholder of the Company, the amount was treated as contributed capital.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 9 - INCOME TAXES

There is no current or deferred income tax expense due to the Companies' consolidated loss position and the net deferred tax benefits of timing differences having been reduced by an offsetting valuation allowance. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.

Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the net deferred tax asset.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 20% to actual benefit for the years ended December 31, 2006, 2005 are as follows:

                                              2006             2005
                                            ---------       ---------
   Expected federal income tax benefit      $ 161,000       $  59,000
   Increase in valuation allowance           (161,000)        (59,000)
                                            ---------       ---------
   Income tax expense (benefit)             $       0       $       0
                                            =========       =========

At December 31, 2006, the potential non-current deferred tax asset of approximately $300,000 results from the deferred tax benefit of applying the statutory income tax rate of 20% to the net operating loss carryforwards of approximately $1,440,000 and bad debt allowance of $70,000, which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

As of December 31, 2005, the Companies have potential available net operating loss carryforwards for federal income tax purposes of approximately $703,000, which have been offset by a 100% valuation allowance and expire through 2025. Pursuant to the Tax Reform Act of 1986, annual utilization of the Companies' net operating loss carryforwards will be limited due to a cumulative change in ownership of more than 50%.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 10 - BUSINESS ACQUISTIONS

MB HOLDING CORPORATION

On August 28, 2006, MB Holding corporation was acquired by the Company pursuant to an Agreement and Plan of Reorganization. The agreement called for the Company to issue 34,000,000 post-split shares of common stock to the shareholders of MBH for 100% of the outstanding shares of MBH's common stock in a transaction wherein MBH would became a wholly-owned subsidiary of the Company. The ownership interests of the former owners of MBH in the combined enterprise will be greater than that of the ongoing shareholders of the Company and, accordingly, the management of MBH will assume operating control of the combined enterprise. Consequently, the acquisition is accounted for as a recapitalization of MBH, wherein MBH purchased the assets of the Company and accounted for the transaction as a reverse purchase for accounting purposes.

MB Holding Corp. ("MBH") was organized under the laws of the State of Nevada on July 11, 1997. MBH owns VPS Holdings, LLC and Envoii Healthcare LLC and 49% of Medical Office Software Inc. VPS Holdings, LLC, is a software development company with its primary business being the development of secure transactions for real-time government Prescription Drug Tracking programs within the healthcare industry which are compliant with the guidelines of HIPAA (Health Insurance Portability and Accountability Act). Envoii Healthcare LLC's initial application has been developed for use in the pharmacy field. This application utilizes a front-end platform designed around Envoii's operating system enabling private information to be transferred in a secure and encrypted envelope, only viewable to the parties for whom it was originally intended. The company believes that the opportunity for this type of application extends beyond the initial pharmacy offering and it will seek to develop or partner with other companies to bring this type of HIPAA compliant application to other areas of the healthcare industry.

MEDICAL OFFICE SOFTWARE

On October 6, 2006, the Company completed its acquisition of Medical Office Software, Inc. The Company issued 1,400,000 shares of common stock to acquire the remaining 51% control of all the issued and outstanding common stock of MOS. The acquisition is accounted for as a purchase. The purchase was valued at $420,000.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005

NOTE 10 - BUSINESS ACQUISTIONS (continued)

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Cash and Receivables                             $    303,091
Liabilities                                      $ (1,111,947)
Goodwill                                         $  1,228,856
                                                 ------------
Total                                            $    420,000

Medical Office Software, Inc. ("MOS") was incorporated in the State of Florida in September of 1984. Since its inception, the Company has built an ever growing regional presence in the physician practice management system ("PMS") market. The Company began as a developer and marketer of its own PMS solution, and has continued to maintain a high level of development expertise. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to it's customers in this emerging landscape of interoperability.

Pro forma results (unaudited)

The following table presents pro forma results of operations of the Company, MB Holding and Medical Office Software, as though the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on January 1, 2005 or of results that may occur in the future.

                                                   Year        Year
                                                   Ended       Ended
                                                   2006        2005
                                                ----------   ----------
Revenues                                        $1,621,742   $1,594,175
Earnings (loss) from continuing operations      $ (815,765)  $ (541,232)
Basic earnings (loss) per share                 $    (.02 )  $     (.02)
Diluted earnings (loss) per share               $    (.02 )  $     (.02)

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2006 and 2005


NOTE 11 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                     For the Year Ended
                                                        December 31,
                                               -----------------------------
                                                   2006              2005
                                               -------------     -----------
   Income (loss) from continuing operations
     (numerator)                               $    (680,875)    $  (292,453)
                                               -------------     -----------
   Income (loss) available to common
   shareholders (numerator)                    $    (680,875)    $  (292,453)
                                               -------------     -----------
   Weighted average number of common
   shares outstanding used in loss per share
   for the period (denominator)                   36,921,544      34,000,000
                                               -------------     -----------

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company has issued 70,000 shares of common stock for consulting services rendered.










                [Balance of this page intentionally left blank.]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                        VIRTUALHEALTH TECHNOLOGIES, INC.
                                  (Registrant)


Date: April 20, 2007      By  /s/ Scott A. Haire
                              ------------------
                             Scott A. Haire
                             Chief Executive Officer and
                             Chief Financial Officer
                             (principal accounting officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Title                             Date


 /s/ Scott A. Haire           Chief Executive Officer,           April 20, 2007
--------------------          Chief Financial Officer and
Scott A. Haire                Director


 /s/ James M. Renfro          Director                           April 20, 2007
--------------------
James M. Renfro


 /s/ Deborah Jenkins         Director                            April 20, 2007
--------------------
Deboarah Jenkins