Form 10KSB/A
period 2006-12-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2007-04-27
CIK 830741

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

                             Commission file number
                                    33-20582

                        VirtualHealth Technologies, Inc.
              ----------------------------------------------------
                (Name of registrant as specified in its charter)

        Delaware                                          75-2276137
---------------------------------              -------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
      incorporation)

   325 West Main Street, Suite 240
   Lexington, Kentucky 40579                            (859) 455-9255
---------------------------------              -------------------------------
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