Form 10QSB
period 2007-03-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2007-05-15
CIK 830741

Microsoft Word 10.0.2627;


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

  Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class              Outstanding as of May 2, 2007
     ------------           -----------------------------
     Common Stock                     41,814,033


Traditional Small Business Disclosure Format (Check One): Yes |_|   No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007          3

  Unaudited Condensed Consolidated Statements of Operations
      for the three  months ended March 31, 2007 and 2006                      4

  Unaudited Condensed Consolidated Statements of Cash Flows                    5
      for the three months ended March 31, 2007 and 2006

  Notes to Unaudited Condensed Consolidated Financial Statements               6

ITEM 2.  Management's Discussion and Analysis or Plan of Operation            11

ITEM 3.  Controls and Procedures                                              17


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    17

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

ITEM 3.  Defaults upon Senior Securities                                      17

ITEM 4.  Submission of Matters to a Vote of Security Holders                  17

ITEM 5.  Other Information                                                    18

ITEM 6.  Exhibits                                                             18

SIGNATURES                                                                    18

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
-------------------------------------------------------

                                                                                March 31, 2007
                                                                                --------------
                ASSETS
Current Assets:
  Cash                                                                          $      227,984
  Accounts receivable (net of allowance for bad debts)                                 230,241
                                                                                --------------
    Total Current Assets                                                               458,225

Property, Plant, and Equipment
  Property and equipment                                                                13,626
  Less accumulated depreciation                                                         (6,949)
                                                                                --------------
    Net property, plant and equipment                                                    6,677
Goodwill                                                                             1,228,856
                                                                                --------------
        TOTAL ASSETS                                                            $    1,693,758
                                                                                ==============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Accounts payable - trade                                                            $ 283,041
  Accrued payroll and payroll taxes                                                      99,319
  Accrued other taxes                                                                    11,689
  Accrued interest - related parties                                                    128,233
  Current notes payable                                                                  21,900
  Current notes payable - related parties                                               613,290
                                                                                ---------------
    Total Current Liabilities                                                         1,157,472
Long Term Debt:
  Notes payable - related parties                                                       900,000
  Other liabilities                                                                      33,750
                                                                                ---------------
    Total Long Term Debt                                                                933,750
                                                                                ---------------
        Total Liabilities                                                             2,091,222

Commitments and Contingencies

Stockholders' Deficiency
  Preferred stock, Class B - $0.001 par value, 300,000 shares designated,
    70,000 issued and outstanding                                                            70
  Common stock - $0.001 par value, 100,000,000 shares authorized,
    41,744,033 issued and outstanding                                                    41,745
  Additional paid-in capital                                                          1,037,589
  Accumulated deficit                                                                (1,476,868)
                                                                                ---------------
Total Stockholders' Deficiency                                                         (397,464)
                                                                                ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $1,693,758
                                                                                ===============


           See condensed notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  ENDED MARCH  31, 2007 AND 2006
-------------------------------------------------------

                                                                March 31, 2007   March 31, 2006
                                                                --------------  ---------------

REVENUES                                                         $   616,462    $           -
COST OF SALES                                                        402,352                -
                                                                ------------    -------------
GROSS PROFIT                                                         214,110                -
OPERATING EXPENSES:
          Selling, general and administrative                        283,817         (95,849)
                                                                ------------    -------------
                  Total Operating Expenses                           283,817          (95,849)
                                                                ------------    -------------
LOSS FROM CONTINUING OPERATIONS                                      (69,707)         (95,849)

OTHER INCOME (EXPENSES):
          Interest Income
          Interest (Expense)                                         (23,173)         (26,137)
                                                                ------------    -------------
NET LOSS                                                        $    (92,880)   $    (121,986)
                                                                ============    =============

Basic loss per common share                                     $      (0.00)   $       (0.00)
                                                                ============    =============

Weighted average number of common shares
          outstanding basic and diluted                           41,744,033      143,893,594
                                                                ============    =============

           See condensed notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
-------------------------------------------------------

                                                               March 31, 2007   March 31, 2006
                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $      (92,880)  $     (121,986)
Adjustments to reconcile net loss to net cash provided
    by (used) in operating activities:

       Depreciation and amortization                                      772                -
       Non-cash expense                                                     -           40,000

Changes in assets and liabilities:

       Decrease in accounts receivable                                 70,786                -
       Increase in accounts payable                                   154,585           10,573
       Increase in accrued payroll                                     15,071            5,774
       Increase (decrease) in accrued liabilities                       2,696                -
       Increase (decrease) in accrued interest                         17,524           24,136
                                                               --------------   --------------
Net cash provided by (used) in operating activities                   168,554          (41,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from Note Receivable                                -              500
                                                               --------------   --------------
Net cash provided by (used) in investing activities                         -              500

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable - related party                     62,100           40,850
       Principal payments on notes payable - related party           (128,000)               -
                                                               --------------   --------------
Net cash provided by (used) in financing activities                   (65,900)          40,850

NET INCREASE (DECREASE) IN CASH                                $      102,654   $         (153)

Cash and cash equivalents, beginning of period                 $      125,330   $          222
                                                               ==============   ==============
Cash and cash equivalents, end of period                       $      227,984   $           69
                                                               ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Cash paid during period for interest                         0                0
               Cash paid during period for income taxes                     0                0

           See condensed notes to consolidated financial statements.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements presented reflect the restructuring of the Company consummated on August 28, 2006 by actions through a certain Stock Exchange Agreement dated July 20, 2006. Our four wholly owned subsidiaries, MB Holding Corporation (MBHC), VPS Holding, LLC (VPSH), Envoii Healthcare, LLC (EHLLC), and Medical Office Software, Inc.
(MOS) are included in these statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for three months ended March 31, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted and practices in the United States of America, and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 2006, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB. The results of operations for the periods ended March 31, 2007 and 2006, are not necessarily indicative of the results for the full year.


NOTE 2 - GOING CONCERN

During its development stage, the Company had limited operations and was not able to develop an ongoing, reliable source of revenue to fund their existence. The Company's day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Company's results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.


NOTE 2 - GOING CONCERN (Continued)

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the continued development of projects acquired in connection with the acquisition of VPSH and MOS, which management believes will provide opportunities for growth of the Company's services within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twenty-four months. However, there can be no assurances to that effect, as the Company expects minimal revenues and its need for additional funding will be necessary for the Company's development plans and projects. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months management believes the Company has viable plans to continue as a going concern. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding and the success of its future operations The Company's ability to achieve these objectives cannot be determined at this time. The accompanying unaudited interim condensed consolidated financial statements should not be regarded as typical for normal operating periods.


NOTE 3 - NOTES PAYABLE

                                                 Current portion    Total Debt
                                                 ---------------    ----------
Investment  Firm, unsecured, currently due,
no stated interest rate                              $  21,900       $  21,900
                                                     =========       =========

NewMarket Technology, Inc., unsecured, will
automatically convert on October 1, 2008 to
450,000 shares of  stock or the  equivalent
of $900,000 current stock value but limited
to $675,000 shares; non interest bearing             $       -       $ 900,000
                                                     =========       =========

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.


NOTE 4 - NOTES PAYABLE TO RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

Funds are advanced from various related parties including one of the Company's Directors, Scott A Haire, and entities controlled by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum. Accrued Interest on related party debt amounted to $128,233, at March 31, 2007.

                                                                      Total Debt

HEB  LLC,  Scott  Haire  owner,  Chairman,   CEO,  and  CFO,
unsecured, three open lines of credit totaling $1,150,000 No maturity date, interest at 10% per annum,

        advanced April 6, 2006                                       $   496,989
        advanced August 24, 2006
        advanced August 24, 2006 (no stated interest)

MLH LLC, Frank Barker owner, unsecured,  open line of credit
of $50,000, interest at 10% per annum                                     10,096

Nevada  Multicare  LLC, Scott Haire owner,  unsecured,  open
line of credit $150,000, interest at 10% per annum                        73,805

Scott Haire, Company Chairman, CEO, and CFO, unsecured, open
line of credit $50,000, interest at 10% per annum                         22,400

Anthony  Chamblin,   unsecured,   currently  due,  including
interest at 10% per annum                                                 10,000
                                                                     -----------
                                           Total Current Balance     $   613,290
                                                                     ===========


NOTE 5 - COMMITMENTS AND CONTINGENCIES

(a) Federal Payroll Taxes

     During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at March 31,2007, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

(b) Prior Operations

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

(c) Claims from Creditors

     Medical Office Software, Inc has received a claim from Bell South for an advertising fee that they claim is valid. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company. .

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

(e) Securities and Exchange Act of 1934 Filings

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

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

 (f) Litigation

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

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     The Company was a development stage company until August 28, 2006, at which time it emerged from development stage status upon the acquisition of MB Holding Corporation, a Nevada corporation, and it's wholly owned operating subsidiaries, VPS Holding, LLC, a Kentucky limited liability company, and Envoii Healthcare, LLC, a Nevada limited liability company. Prior to the emergence from development stage status, no ongoing operations were conducted and no revenues were generated prior to the acquisition.

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

     The Company generated revenue of $616,462 with cost of sales of $402,352, and incurred $283,817 in operating expenses, resulting in a $92,880 loss during the first quarter ended March 31, 2007.

Plan of Operation

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

     With the acquisition of MOS, the Company services a client base of over 1500 early technology adopters. As Veriscrip is deployed in states where MOS has a base of users, we believe that we can leverage those users' familiarity with the Company and its technology solutions as initial sites for testing Veriscrip services.

VERISCRIP BUSINESS MODEL AND MARKET STRATEGY

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

     The University of Louisville ("U of L") School of Public Health and Information Sciences initiated an assessment of our Kentucky pilot projects in October 2004. The Assessment Report recommended that, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescribers' data to move in real-time from prescribers to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. Seventeen of the 60 recommendations are not expected to be met until 2007. The Veriscrip(TM) System meets three of those future criteria and one partially. Notwithstanding the positive statements made about the Veriscrip(TM) System in the assessment report there can be no assurance that Veriscrip will be adopted by Kentucky or any other state.

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

     We believe that our Veriscrip System has several advantages in this emerging market, key among which are:

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

MOS Business Model and Market Strategy

     Since its inception, MOS has engaged in the physician practice management system ("PMS") market. Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout Southeastern Florida as what we believe is the premiere provider of physician practice solutions. MOS began as a developer and marketer of its own PMS solution. At the present, however, MOS focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers. The market segments and products for each of these markets are as follows:

Physician Practices:
     Practice Management Software, Electronic Medical Records Software, Electronic Claims Transactions via our Portal, E-prescribing Solutions and Pre-packaged Pharmaceuticals for the development of an in-house retail pharmacy.

Orthotic and Prosthetic Facilities:
     Practice Management Software and Electronic Claims Transactions via our electronic solution.

     The following are MOS' anticipated primary sources of revenue:

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

Support Maintenance Fees:
     We expect to be paid an annual maintenance fee for each installation. These fees are typically collected on the anniversary of the installation for each customer. They allow customers to receive critical updates and support for their products. Support is available via telephone, remotely via the web or on-site as deemed necessary.

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

Hardware and Network Maintenance and Consulting Fees:
     MOS has an in-house team of technicians that are capable of setting up, trouble shooting and streamlining network performance and efficiency. These fees vary with the scope of each request.

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

ITEM 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this report, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended March 31, 2007 that have materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.



                          PART II -- OTHER INFORMATION


ITEM 1. Legal Proceedings.

     Medical Office Software, Inc., a subsidiary of the Company, is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is defending the litigation and considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes these two claims would not have a material effect on the financial position of the Company.


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

     None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VIRTUALHEALTH TECHNOLOGIES, INC.
                                  (Registrant)

Date: May  15, 2007           By   /s/ James M. Renfro,
                                 ----------------------
                                 James M. Renfro,
                                 President