Form 10QSB
period 2007-06-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2007-08-13
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended: June 30, 2007

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        From___________________ to_________________


Commission File Number: 33-20582


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


Registrant's telephone number, including area code: (859) 455-9255

---------------------- Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.           Yes |X|  No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding as of August 1, 2007
-----------------------------                   --------------------------------
Common Stock                                               42,701,533


Traditional Small Business Disclosure Format (Check One): Yes |_|   No |X|

               VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007        3

     Unaudited Condensed Consolidated Statements of Operations
         for the three and six  months ended June 30, 2007 and 2006            4

     Unaudited Condensed Consolidated Statements of Cash Flows
         for the six  months ended June 30, 2007 and 2006                      5

     Notes to Unaudited Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis or Plan of Operation            10
Item 3.  Controls and Procedures                                              14


     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14
Item 3.  Defaults upon Senior Securities                                      14
Item 4.  Submission of Matters to a Vote of Security Holders                  15
Item 5.  Other Information                                                    15
Item 6.  Exhibits

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
--------------------------------------------------------------------------------

                                                                                June 30, 2007
                                                                                -------------
                ASSETS
Current Assets:
   Cash                                                                         $     229,157
   Accounts receivable (net of allowance for bad debts)                               269,090
   Notes receivable                                                                    47,250
                                                                                -------------
     Total Current Assets                                                             545,497

Property, Plant, and Equipment
   Property and equipment                                                              15,278
   Less accumulated depreciation                                                       (7,721)
                                                                                -------------
     Net property, plant and equipment                                                  7,557

Goodwill                                                                            1,228,856
                                                                                -------------
         TOTAL ASSETS                                                           $   1,781,910
                                                                                =============
                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable - trade                                                     $     355,543
   Accrued payroll and payroll taxes                                                   44,335
   Accrued other taxes                                                                  3,094
   Accrued interest - related parties                                                 141,656
   Deferred Revenue                                                                    32,579
   Current notes payable                                                               21,900
   Current notes payable - related parties                                            652,263
                                                                                -------------
     Total Current Liabilities                                                      1,251,370

Long Term Debt:
   Notes payable - related parties                                                    900,000
   Other liabilities                                                                   33,750
                                                                                -------------
     Total Long Term Debt                                                             933,750
                                                                                -------------
         Total Liabilities                                                          2,185,120

Commitments and Contengencies

Stockholders' Deficiency
   Preferred stock, Class B - $0.001 par value, 300,000 shares designated,
     70,000 issued and outstanding                                                         70
   Common stock - $0.001 par value, 100,000,000 shares authorized,
     42,701,533 issued and outstanding                                                 42,702
   Additional paid-in capital                                                       1,236,631
   Accumulated deficit                                                             (1,592,708)
    Less: Stock subscription receivable                                               (89,905)
                                                                                -------------
Total Stockholders' Deficiency                                                       (403,210)
                                                                                -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $   1,781,910
                                                                                =============

           See condensed notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS  ENDED JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                              THREE MONTHS     THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                 ENDED            ENDED            ENDED              ENDED
                                             June 30, 2007    June 30, 2006     June 30, 2007     June 30, 2006
                                            ---------------  ----------------  ----------------  --------------

REVENUES                                    $       359,649                 -  $       976,111                -

COST OF SALES                                      (187,673)                -         (590,025)               -
                                            ---------------  ----------------  ----------------  --------------
GROSS PROFIT                                        171,976                 -           386,086               -

OPERATING EXPENSES:
 Selling, general and administrative               (272,632)          (28,487)         (556,449)       (124,336)
                                            ---------------  ----------------  ----------------  --------------
LOSS FROM CONTINUING OPERATIONS                    (100,656)          (28,487)         (170,363)       (124,336)

OTHER INCOME (EXPENSES):
  Interest Income                                       239                 -               239               -
  Interest (Expense)                                (15,422)          (17,639)          (38,595)        (43,776)
                                            ---------------  ----------------  ----------------  --------------
NET LOSS                                    $      (115,839) $        (46,126) $      ( 208,719) $     (168,112)
                                            ===============  ================  ================  ===============

Basic loss per common share                 $         (0.00) $          (0.00) $          (0.00) $         (0.00)
                                            ===============  ================  ================  ===============

Weighted average number of common shares
            outstanding basic and diluted        42,701,533       267,477,564        42,701,533      206,026,971
                                            ===============  ================  ================  ===============



           See condensed notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                              June 30, 2007    June 30, 2006
                                                            ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $       (208,719) $       (168,112)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                        1,544             1,090
  Non-cash expense                                                         -            40,000
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable-trade                   31,937                 -
   Increase (decrease) in accounts payable                           227,086            (7,045)
   Increase (decrease) in accrued payroll                            (39,913)           17,982
   Increase (decrease) in accrued expenses                            (5,899)                -
   Increase (decrease) in deferred revenue                            32,580                 -
   Increase (decrease) in accrued interest                            30,947            36,276
                                                            ----------------  ----------------
Net cash provided by (used) in operating activities                   69,563           (79,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from note receivable                                           -               500
   Sale of note receivable                                           (47,250)                -
   Purchase of property and equipment                                 (1,652)                -
                                                            ----------------  ----------------
Net cash provided by (used) investing activities                     (48,902)              500

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable - related party                       153,916            79,143
   Principal payments on notes payable - related party              (170,750)                -
   Proceeds from sale of common stock                                100,000                 -
                                                            ----------------  ----------------
Net cash provided by (used) financing activities                      83,166            79,143

NET INCREASE (DECREASE) IN CASH                             $        103,827  $           (166)

Cash and cash equivalents, beginning of period              $        125,330  $            222
                                                            ----------------  ----------------
Cash and cash equivalents, end of period                    $        229,157  $             56
                                                            ================  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Cash paid during period for interest                        0                 0
               Cash paid during period for income taxes                    0                 0

See condensed notes to consolidated financial statements.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED NOTES
            TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006.


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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the three and six months ended June 30, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted and practices in the United States of America, and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 2006, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB. The results of operations for the periods ended June 30, 2007 and 2006, are not necessarily indicative of the results for the full year.


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

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the continued development of projects acquired in connection with the acquisition of VPSH, EHLLC and MOS, which management believes will provide opportunities for growth of the Company's services within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twenty-four months. However, there can be no assurances to that effect, as the Company expects minimal revenues and its need for additional funding will be necessary for the Company's development plans and projects. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months management believes the Company has viable plans to continue as a going concern. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED NOTES
            TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006.

NOTE 2 - GOING CONCERN (continied)

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding and the success of its future operations. The Company's ability to achieve these objectives cannot be determined at this time. The accompanying unaudited interim condensed consolidated financial statements should not be regarded as typical for normal operating periods.


NOTE 3 - SUBSCRIPTION RECEIVABLE FROM RELATED PARTY

Issuance of 887,500  shares of common  stock to MLH,  LLC, a
Related entity for $200,000 or $0.23 per share. $110,095 has been  paid  with the  remaining  $89,905  as a  subscription
receivable.                                                     $     89,905
                                                                ============


NOTE 4 - NOTES PAYABLE

                                                   Current Portion    Total Debt
                                                   ---------------    ----------
Investment Firm, unsecured, currently due,
    no stated interest rate                        $        21,900    $   21,900
                                                   ===============    ==========

NewMarket Technology, Inc., unsecured, will
    automatically convert on October 1, 2008
    to 450,000 shares of stock or the equivalent
    of $900,000 current stock value but limited
    to 675,000 shares;  non interest bearing                          $  900,000

 Prior Company dividend/royalty payable; unknown creditor
    No interest accrued                                                   33,750
                                                                      ----------
                                                                      $  933,750








                [Balance of this page intentionally left blank.]

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED NOTES
            TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006.


NOTE 5 - NOTES PAYABLE and RELATED PARTY TRANSACTIONS

Funds are advanced from various related parties including one of the Company's Directors, Scott A. Haire, and entities controlled by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum. Accrued interest to related parties totaled $141,656 at June 30, 2007.

                                                                     Total Debt
                                                                     -----------
HEB  LLC,  Scott  Haire  owner,  Chairman,   CEO,  and  CFO,
unsecured, three open lines of credit totaling $1,150,000 no maturity date, interest at 10% per annum,

          advanced April 6, 2006                                     $   542,158
          advanced August 24, 2006 (no stated interest)                    3,900

Nevada Multicare LLC, Scott Haire owner, unsecured, open
          line of credit $150,000, interest at 10% per annum              73,805

Scott Haire, Company Chairman, CEO, and CFO, unsecured,
          open line of credit $50,000, interest at 10% per annum          22,400

Anthony Chamblin, unsecured, currently due, including
          interest at 10% per annum                                       10,000
                                                                     -----------
                                Total Current Balance                $   652,263
                                                                     ===========


NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a) Federal Payroll Taxes - During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at June 30, 2007, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.


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

(c) Claims from Creditors - Medical Office Software, Inc. has received a claim from Bell South for an advertising fee that they claim is valid. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

                                CONDENSED NOTES
            TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006.


NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

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

(e) Securities and Exchange Act of 1934 Filings - Since December 31, 2003, the Companies have failed to comply with substantially all of the obligations imposed upon them by the Securities Exchange Act of 1934. The Companies were late in filing their annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004 and 2005, and required current reports on Form 8-K. As a result, the Companies and their officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.


(f) Litigation - Medical Office Software, Inc., a subsidiary of the Company is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is defending the litigation and considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

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

Results of Operations

Six months ended June 30, 2007 and 2006

     Revenues: The Company generated revenues of $976,111 with cost of sales of $590,025 and incurred $556,449 in operating expenses, resulting in a $208,719 loss the second quarter ended June 30, 2007.

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

Veriscrip Business Model and Market Strategy

     The business model for our Veriscrip products and services is primarily based upon the selling and operation of real-time controlled prescription drug monitoring for state agencies, which pay for the services. Our fees are comprised of license fees and transaction fees. We believe that these fee components are a standard practice for electronic solutions and will be accepted in the market. In addition, a small amount of revenue may be derived from electronic networks with which we have established connectivity to reach pharmacies and Pharmacy Benefit Managers (PBMs). We expect that our customers will typically be a state and/or federal agency and can be classified as follows:

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

     During the next twelve months, we expect to present the findings of the University of Louisville Assessment Report to interested state and federal regulatory agencies, as well as a related report prepared for the California HealthCare Foundation in 2004 that concludes productivity and opportunity costs are minimal, if any, and additional savings may be accrued from "downstream time savings, chiefly from electronic data transmission and more thorough order entry (resulting in fewer pharmacy callbacks for clarification and revision)." We also plan to have a presence at national meetings and conferences of law enforcement and regulatory professions, at which to demonstrate the Veriscrip System. We cannot, however, predict whether, or give any assurance that, these reports and endeavors will result in any sales of our Veriscrip System or, if such sales are achieved, whether we will be able to fulfill obligations under such sales with our current funding levels.

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


Item 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this report, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June, 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended June, 30, 2007 that have materially affected, or that is reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.



                           PART II - OTHER INFORMATION


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

        Amended Current Report on form 8-K/A filed on June 1, 2001.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VIRTUALHEALTH TECHNOLOGIES, INC.
                                  (Registrant)


Date: August 10, 2007           By   /s/ James M. Renfro,
                                 ----------------------
                                 James M. Renfro,
                                 President