Form 10QSB
period 2007-09-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2007-11-14
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended: September 30, 2007

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
--------------------------------------------------------------------------------

                                                                                September 30, 2007
                                                                                ------------------
                ASSETS
Current Assets:
 Cash                                                                           $          293,076
 Accounts receivable (net of allowance for bad debts)                                      100,346
 Notes receivable                                                                           26,270
 Interest receivable                                                                           624
                                                                                ------------------
  Total Current Assets                                                                     420,316

Property, Plant, and Equipment
 Property and equipment                                                                      15,278
 Less accumulated depreciation                                                               (7,721)
                                                                                -------------------
  Net property, plant and equipment                                                           7,557
Goodwill                                                                                  1,228,856
                                                                                -------------------
         TOTAL ASSETS                                                           $         1,656,729
                                                                                ===================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Accounts payable - trade                                                       $           392,049
 Accrued payroll and payroll taxes                                                           23,389
 Accrued other taxes                                                                          2,483
 Accrued interest - related parties                                                         137,629
 Deferred Revenue                                                                            32,580
 Current notes payable                                                                       10,000
 Current notes payable - related parties                                                    900,000
 Notes payable - related parties                                                            724,376
    Other liabilities                                                                        33,750
                                                                                -------------------
  Total Current Liabilities                                                               2,256,256
                                                                                -------------------
         Total Liabilities                                                                2,256,256

Commitments and Contingencies

Stockholders' Deficiency
 Preferred stock, Class B - $0.001 par value, 300,000 shares designated,
  70,000 issued and outstanding                                                                  70
 Common stock - $0.001 par value, 100,000,000 shares authorized,
  42,701,533 issued and outstanding                                                          42,702
 Additional paid-in capital                                                               1,236,631
 Accumulated deficit                                                                     (1,789,025)
    Less: Stock subscription receivable                                                     (89,905)
                                                                                -------------------
Total Stockholders' Deficiency                                                             (599,527)
                                                                                -------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $         1,656,729
                                                                                ===================

See condensed notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS  ENDED SEPTEMBER  30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                 THREE MONTHS     THREE MONTHS    NINE MONTHS   NINE MONTHS
                                                                    ENDED             ENDED          ENDED         ENDED
                                                                    Sept.             Sept.          Sept.         Sept.
                                                                   30, 2007         30, 2006       30, 2007       30, 2006
                                                              ----------------- -------------- -------------- --------------
REVENUES                                                      $         201,450 $            - $    1,177,561 $            -

COST OF SALES                                                            91,803              -        681,827              -
                                                              ----------------- -------------- -------------- --------------
GROSS PROFIT                                                            109,647              -        495,734              -

OPERATING EXPENSES:
            Selling, general and administrative                        (294,400)      (236,657)      (850,850)      (360,993)
                                                              ----------------- -------------- -------------- --------------
LOSS FROM CONTINUING OPERATIONS                                        (184,753)      (236,657)      (355,116)      (360,993)

OTHER INCOME (EXPENSES):
            Interest Income                                                 896              -          1,135              -
            Interest (Expense)                                          (12,460)       (46,708)      ( 51,055)       (90,484)
                                                              ----------------- -------------- -------------- --------------
NET LOSS                                                      $        (196,317)$     (283,365)$     (405,036)$     (451,477)
                                                              ================= ============== ============== ==============

Basic loss per common share                                   $           (0.00)$        (0.01)$        (0.01)$        (0.01)
                                                              ================= ============== ============== ==============
Weighted average number of common shares
            outstanding basic and diluted                            41,744,033     38,773,910     41,744,033     36,049,344
                                                              ================= ============== ============== ==============





See condensed notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                                 Sept. 30, 2007     Sept. 30, 2006
                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $      (405,036)   $      (451,477)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                          1,544              1,635
   Non-cash expenses                                                                          -             60,412
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable-trade                                200,681                  -
        (Increase) decrease in other receivables                                           (624)                 -
        Increase (decrease) in accounts payable                                         263,592            103,415
        Increase (decrease) in accrued payroll                                          (60,859)            47,265
        Increase (decrease) in accrued expenses                                          (6,510)           (28,086)
        Increase (decrease) in deferred revenue                                          32,580                  -
        Increase (decrease) in accrued interest                                          26,920             65,657
              Change due to recapitalization                                                  -             97,385
                                                                                ---------------    ---------------
Net cash provided by (used) in operating activities                                      52,288           (103,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from note receivable                                            (47,250)               500
                 Payments received on note receivable                                    20,980                  -
                 Purchase of property and equipment                                      (1,652)                 -
                                                                                ---------------    ---------------
Net cash provided by (used)  in investing activities                                    (27,922)               500

CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from notes payable - related party                              214,130            111,042
               Principal payments on notes payable - related party                     (170,750)            (6,195)
                 Proceeds from sale of common stock                                     100,000                  -
                                                                                ---------------    ---------------
Net cash provided by (used) in financing activities                                     143,380            104,847

NET INCREASE (DECREASE) IN CASH                                                         167,746              1,553

Cash and cash equivalents, beginning of period                                          125,330                222
                                                                                ---------------    ---------------
Cash and cash equivalents, end of period                                        $       293,076    $         1,775
                                                                                ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Cash paid during period for interest                             $             -    $             -
               Cash paid during period for income taxes                         $             -    $             -

See condensed notes to consolidated financial statements.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 2006, on Form 10-KSB.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 2007 and 2006, are not necessarily indicative of the results for the full year.


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

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the continued development of projects acquired in connection with the acquisition of VPSH and MOS, which management believes will provide opportunities for growth of the Company's services within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twenty-four months. However, there can be no assurances to that effect, as the Company expects minimal revenues and its need for additional funding will be necessary for the Company's development plans and projects. If

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.


NOTE 2 - GOING CONCERN (Continued)

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


NOTE 3 - SUBSCRIPTION RECEIVABLE FROM RELATED PARTY

Issuance of 887,500  shares of common  stock to MLH,  LLC, a
Related entity for $200,000 or $0.23 per share. $110,095 has been  paid  with the  remaining  $89,905  as a  subscription
receivable.                                                     $       89,905
                                                                ==============


NOTE 4 - NOTES PAYABLE

                                                     Current Portion  Total Debt

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

Prior Company
dividend/royalty  payable; unknown  creditor.   No
interest accrued                                                          33,750
                                                                       ---------
                                                                       $ 933,750
                                                                       =========





                {Balance of this page intentionally left blank.]

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.


NOTE 5 - NOTES PAYABLE and RELATED PARTY TRANSACTIONS

Funds are advanced from various related parties including one of the Company's Directors, Scott A. Haire, and entities controlled by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum. Accrued interest to related parties totaled $137,629 at September 30, 2007.

                                                                    Total Debt
                                                                ----------------
HEB  LLC,  Scott  Haire  owner,  Chairman,   CEO,  and  CFO,
unsecured, three open lines of credit totaling $1,150,000 no maturity date, interest at 10% per annum,

     advanced April 6, 2006                                     $        602,371

     advanced August 24, 2006 (no stated interest)                         3,900

Nevada  Multicare  LLC, Scott Haire owner,  unsecured,  open
line of credit $150,000, interest at 10% per annum                        73,805

Scott Haire, Company Chairman, CEO, and CFO, unsecured, open
line of credit $50,000, interest at 10% per annum                         22,400

Anthony  Chamblin,   unsecured,   currently  due,  including
interest at 10% per annum                                                 10,000
                                                                ----------------
                           Total Current Balance                $        712,476
                                                                ================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a)  Federal Payroll Taxes
     During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at September 30, 2007, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

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

(c)  Claims from Creditors
     Medical Office Software, Inc. has received a claim from Bell South for an advertising fee that they claim is valid. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
    CONDENSED NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.


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


NOTE 7-ADDITIONAL CASH FLOW INFORMATION

During June of 2007 a related party of the Company, MLH, LLC was issued 887,500 shares of common stock for $200,000, or $0.23 per share. This was partially paid by $100,000 cash and $10,095 netted against a note payable. The remaining $89,905 was recorded as a subscription receivable.

During January of 2007, HEB (a related entity of the Company) made payments to the IRS for accrued payroll related taxes for the Company in the amount of $12,133. The Company recorded these payments as a reduction to accrued payroll tax and an increase to notes payable related party.

During September 2006 the Company issued 16,328 shares of common stock for services valued at $20,410, or approximately $1.25 per share.

During September 2006 the Company issued 30,000 shares of common stock to a related party for a reduction of debt of $30,000.

During July 2006 related parties forgave debt and paid expenses on behalf of the Company totaling $286,918 which is accounted for as a capital contribution

During July of 2006 the Company issued 34,000,000 shares of common stock in a business combination with MB Holding Corporation that is accounted for as a reverse acquisition.

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

Results of Operations

Nine months ended September 30, 2007 and 2006

     Revenues: The Company generated revenues of $1,177,561 with cost of sales of $681,827 and incurred $850,850 in operating expenses, resulting in a $405,036 loss the third quarter ended September 30, 2007.

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

     With the acquisition of MOS, the Company services a client base of over 1,500 early technology adopters. As Veriscrip is deployed in states where MOS has a base of users, we believe that we can leverage those users' familiarity with the Company and its technology solutions as initial sites for testing Veriscrip services.

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


Item 3. Controls and Procedures

     As indicated in the certifications in Exhibit 31 of this report, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. Management believe that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.



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

                        VIRTUALHEALTH TECHNOLOGIES, INC.
                                  (Registrant)



Date: November 10, 2007           By   /s/ James M. Renfro,
                                 ----------------------
                                 James M. Renfro,
                                 President