Form 10KSB
period 2007-12-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2008-04-17
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2007


                        Commission file number: 33-20582

                        VirtualHealth Technologies, Inc.
              ----------------------------------------------------
                (Name of registrant as specified in its charter)

        Delaware                                          75-2276137
---------------------------------              -------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
      incorporation)

          PO Box 12012
   Lexington, Kentucky 40579                           (859) 321-2466
---------------------------------              -------------------------------
 (Address of principal executive offices)        (Registrant's telephone number,
                                                 including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
   Title of each class                             on which registered
   -------------------                   --------------------------------------
Class A Common Stock, $.001 Par Value                     None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|



Issuer's revenues for its most recent fiscal year: $1,396,812.



The aggregate market value of the common stock held by non-affiliates of the issuer as of December 31, 2007 was approximately $7,592,582.



Shares  outstanding  of the  registrant's  common  stock as of April  13,  2008:
42,701,533 shares.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                  ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2007



                                     PART I

ITEM 1.    Description of Business.............................................4
ITEM 2.    Description of Properties..........................................16
ITEM 3.    Legal Proceedings..................................................16
ITEM 4.    Submission of Matters to a Vote of Security Holders................16

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters...........17
ITEM 6.    Management's Discussion and Analysis or Plan of Operation..........18
ITEM 7.    Financial Statements...............................................22
ITEM 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...........................................22
ITEM 8A.   Controls and Procedures............................................22
ITEM 8B.   Other Information..................................................22

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................22
ITEM 10.   Executive Compensation.............................................24
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................25
ITEM 12.   Certain Relationships and Related Transactions.....................26
ITEM 13.   Exhibits...........................................................26
ITEM 14.   Principal Accountant Fees and Services.............................28

Index to Financial Statements................................................F-1

Signatures....................................................................51

                                     PART I

ITEM 1.  Description of Business.

Background

     The Company was organized on March 4, 1988, as a placeStateDelaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner. On December 6, 1988, the Company changed its name to Equity Gold, Inc.

     On December 14, 1989, the Company merged with Gold Equity, Inc., a placeStateDelaware corporation. The surviving corporation was Equity Gold, Inc. On February 7, 1989, the Company changed its name to Equity AU, Inc.

     From the original inception of the Company on March 4, 1988, through January 1, 1994, the Company was engaged in research and development of a process to extract gold and other precious metals on various real properties located in placeStateArkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, to acquire mineral claims, rights, facilities and equipment, and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. The Company has had no significant operations since August 1993 and entered the development stage on January 1, 1994. During September 1996, the Company resumed operations and again suspended operations in December 1996. As result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage.

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

     In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR M&A"), a placeStateFlorida corporation, in exchange for shares of the Company's common stock. ETCR M&A held no assets or liabilities at the time of purchase. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR M&A.

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

     Effective August 25, 2006, in furtherance of its business plan, the Company acquired MB Holding Corporation, a placeStateNevada corporation ("MB Holding"), from H.E.B., LLC, a placeStateNevada limited liability company ("HEB"), in exchange for 34,000,000 (post reverse-split) shares of the Company's common stock. MB Holding, through its wholly-owned subsidiaries, VPS Holding, LLC, a Kentucky limited liability company ("VPSH"), and Envoii Healthcare, LLC, a

Nevada limited liability company ("Envoii"), developed and owned certain technologies related to real-time internet prescription drug monitoring. In connection with the acquisition of MB Holding, we (a) effected a 1 for 100 reverse split of our Class A Common Stock, (b) cancelled all of our outstanding Class B Common Stock, (c) amended our Certificate of Incorporation, and (d) changed our name to "VirtualHealth Technologies, Inc."

     On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a placeStateNevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a placeStateFlorida corporation ("MOS"). Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS' outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of our common stock, and (b) a two year convertible promissory note in the principle amount of $900,000. The outstanding principal balance of the note may be converted, at the option of NewMarket, into shares of our common stock at the market price of the common stock at the time of conversion; provided, however, that in no event will we be obligated to issue more than 675,000 shares of our common stock upon a conversion. The convertible note will automatically convert into shares of our common stock if the market price for our common stock reaches $2.00 per share.

Business

     The Company's primary business focus is healthcare technology. We are still in the early stage of our development and will have to raise additional capital, either through the sale of equity or through debt financing, to meet our contractual obligations, and continue operations. We have developed a proprietary software solution tailored toward object security and primarily utilized this software in products and services we offered under the name VeriscripTM.

     In addition to our Veriscrip products and services, MOS' client base of over 1,500 users is a tremendous asset to Veriscrip. It establishes an existing platform of early technology adopters already familiar with Virtual Health as a trusted source of technology solutions for their practice. As Veriscrip is deployed in each state where MOS has a base of users, those users would serve as the initial sites for testing.

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

     During January through April of 2004, the Veriscrip solution was programmed and beta-tested at two pilot sites in Harlan and Perry counties in Southeastern placeStateKentucky. During this period, our solution was previewed by several third parties, including the state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip System at a rural clinic in Harlan County, placeStateKentucky. A second pilot project was conducted at a medical center practice and pharmacy in Hazard, placeStateKentucky. On October 15, 2004, the first public demonstration of our Veriscrip System was conducted at the annual National Technology Meeting for State Prescription Drug Monitoring Programs in placeCityLexington, placeStateKentucky, sponsored by the National Alliance for Model State Drug Laws.

     The University of Louisville School of Public Health and Information Sciences initiated an assessment of our placeStateKentucky pilot projects in October 2004. The Assessment Report recommended that, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescribers data to move in real-time from prescribers to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. All of the recommendations have been met, the Company will continue in 2008 to present our program.

     We have made a vigorous business analysis of the market in which Veriscrip is designed for and have had to make some strategic adjustments to our overall business plan. We now realize that the states are moving much slower than anticipated. Realizing this, we have introduced new products which will allow us to go after markets other than real time drug monitoring programs. Veriscrip is the only company in the market which now can offer a base model program for prescription drug monitoring programs, and then upgrade it to real time with very little investment required from the states as well as little or no interruption in their operations. We are also pursuing the opportunities on the national level with the federal agencies in putting together a pilot program which will test the ability of states to securely exchange prescription drug information, with a goal of doing this in real time. It is our business strategy to place Veriscrip into the forefront as a leader in this technology during these pilot programs.

     We believe that our Veriscrip System has several advantages in this emerging market:

     First to Operate a Real Time Solution: We believe that the Veriscrip pilot project in Kentucky is the first state-backed real time electronic prescription drug-monitoring program (PDMP) in the United States. This experience provides us with an opportunity to work with regulators and state governments to fine tune an overall product offering, and provides a potential advantage in marketing to other states.

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

     Our Veriscrip marketing strategy is to position Veriscrip such that user barriers to adoption are minimized, we leverage existing complementary vendors rather than compete with them, and combine a set of services that both uniquely meets the regulatory monitoring needs of state agencies and resolves current problems facing prescribers and pharmacies. Our current marketing strategy is to seek out the states which are in the process of putting together a PDMP, as well as marketing our security processes to those states who have already implemented a monitoring program, enhancing their current program with better security in the transference of records and documents. We feel this will allow for our personnel to establish an important relationship with each of these customers, and help push the movement to real time monitoring. As a rule, the following challenges exist within every state:

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

     Confidentiality of Patient Information: Patient confidentiality remains a key barrier in passing legislation in certain states and is a primary contributing factor in the slow adoption. HIPAA legislation passed by Congress in 1996 provides a strong framework for securing health information. We believe that our Veriscrip System not only is HIPAA compliant, but is strong enough to raise the comfort level for state, local and federal agency personnel. This will allow the movement to a real time solution to gain more momentum and increase the overall market abilities of Veriscrip.

     Funding: Most of the current funding for PDMP's is still coming from the Hal Rogers grants given out through the Department of Justice. The overall funding for the monitoring programs are handled differently in every state: for example placeStateLouisiana will be funding their program with a $25 fee on pharmacy licenses for a period of five years. We will be analyzing over the next ten to twelve months to see if there is a certain pattern of funding legislation coming from the states. The tight budgets currently faced by the state legislatures are going to make it more difficult for the active agencies seeking new programs to get any state revenue help.

MOS Business Model and Market Strategy

     Medical Office Software, Inc. ("MOS") was incorporated in the State of placeStateFlorida in September of 1984. Since its inception, MOS has engaged in the physician practice management system ("PMS") market. Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout placeSoutheastern Florida as what we believe is the premiere provider of physician practice solutions. MOS began as a developer and marketer of its own PMS solution. At the present, however, MOS focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers. The market segments and products for each of these markets are as follows:

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

Competition

Veriscrip

     We believe that minimal direct competition for the type of solution offered by Veriscrip exists in the market today, and no other company that we are aware of has operated a state-funded pilot program for real time prescription drug compliance monitoring. There are several potential sources of competition, however, and it will likely come most heavily from e-prescribing or pharmacy management firms and other healthcare IT/Government contracted firms that have existing business for database collection and reporting. Of these potential sources of competition, many have greater financial resources than we do and can provide a greater range of solutions for our targeted customers. These potential competitors are currently involved in state Prescription Drug Monitoring

Programs by providing regulators access to retrospective prescription history (typically 2-4 weeks old), not real time access to current prescription activity as Veriscrip does. These include Nevoca (a company that originally bid against Veriscrip for the placeStateKentucky pilot project), Optimum Technology (a technology firm that contracts with several state agencies for law enforcement and drug monitoring data collection) and Atlantic Associates (a company that performs prescription drug monitoring for several states including Wyoming, Kentucky and Ohio).

     The Practice Management industry is fraught with competition dating as far back as the 1980's. Two very distinct characteristics necessary for a company to survive in this highly competitive market are flexibility and foresight. Since its establishment in 1984 MOS has outlived hundreds of its competitors in the field of practice management by leveraging both the foresight to see changes ahead and the flexibility to make those changes immediately. MOS' close ties with its customers provide a unique relationship that allow its software to evolve with its users in a way that other companies cannot. MOS's commitment to bringing only the best of breed to its customers also insures that they deliver what their users need not what the industry feels is important

Employees

     We currently have 14 employees, of which 2 currently provide services for our Veriscrip operations and 12 provide services for our MOS operations. We expect to use consultants, attorneys, and accountants as necessary.

Risk Factors

     The following risk factors should be considered with respect to making any investment in our securities as such an investment involves a high degree of risk. You should carefully consider the following risks and the other information set forth elsewhere in this report, including the financial statements and related notes, before you decide to purchase shares of our common stock. If any of these risks occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly, and you could lose part or all of your investment.

We expect to incur losses in the future and may not achieve or maintain profitability.

     We have incurred net losses since we began operations in 2003. Our net loss was approximately $805,729 for fiscal year 2007 and $680,875 for the fiscal year ended December 31, 2006. We expect to make significant investments in our sales and marketing programs and research and development, resulting in a substantial increase in our operating expenses. Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future. We may not be able to generate sufficient revenue from sales of our products and related professional services to become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability. We cannot predict when we will operate profitably, if at all. If we fail to achieve or maintain profitability, our stock price may decline.

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

     We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. While we have process pending on some of our intellectual property, there can be no assurance that this process or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will in fact provide competitive advantages to us. Furthermore, many key aspects of our Veriscrip System technology are governed by industry-wide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent, as do the laws of the placeUnited States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the placeUnited States. If we are unable to protect our proprietary rights (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create the innovative products that have enabled us to be successful.

We may be found to infringe on intellectual property rights of others.

     Third parties, including customers, may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions may emerge over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the placeUnited States. Because of the existence of a large number of patents in the IP field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

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

     Our officers, directors and their affiliates beneficially own or control approximately 64 % of our outstanding common stock. As a result, our management could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our officers, directors and principal stockholders. For example, our officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Please see "Security Ownership of Certain Beneficial Owners and Management" for a more detailed description of our share ownership.

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

Forward-Looking Statements

     When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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


ITEM 2.  Description of Properties.

     The Company's executive offices are located at place325 West Main Street, Suite 240, Lexington, Kentucky 40507. These offices occupy approximately 796 square feet and are held under a month to month lease with Regency Financial, LLC. The aggregate rental for these office leases is $782 per month. The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. MOS`s executive offices are located at 790 E. Broward, Suite 300, Fort Lauderdale, FL 33301. MOS occupies approximately 1,000 square feet. MOS does not pay any rent as the space is rented to a Director, or entities related to the director of the Company. Rent valued at $26,000 was accounted for as a capital contribution.


ITEM 3.  Legal Proceedings.

     MOS is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.


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







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business
                     Issuer Purchases of Equity Securities.

Share Price History

     The Company's common stock is traded in the Over-the-Counter Bulletin board under the trading symbol "VHGI.OB". The following table sets forth the high and low bid information of the Company's common stock for the periods indicated. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

                  Quarter Ended                  High        Low
                  -------------                --------     -------

                  2006
                  March 31.............        $0.02        $0.02
                  June 30..............        $0.02        $0.02
                  September 30.........        $1.50        $1.25
                  December 31..........        $0.08        $0.05

                  2007
                  March 31.............        $0.73        $0.05
                  June 30..............        $0.60        $0.49
                  September 30.........        $0.51        $0.35
                  December 31..........        $0.21        $0.19

Holders of Record

     As of April, 2008 there were approximately 642 holders of record of the Company's common stock. The number of holders of record was calculated by reference to the Company's stock transfer agent's books.


Dividend Policy

     To date, the Company has not paid dividends on its common stock. The payment of dividends on the Company's common stock, if any, is at the discretion of the board and will depend upon its earnings, if any, the Company's capital requirements and financial condition, and other relevant factors. See Item 6. "Management's Discussion and Analysis or Plan of Operation." The Company does not intends to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in its anticipated operations.

     Stock Option Plans To date, the Company does not have any stock option plans in place.

Securities Authorized for Issuance Under Equity Compensation Plans

     The Company does not have any equity compensation plans.

Issuance of Securities

     Effective April 14, 2006, the Company entered into a Stock Purchase Agreement with MLH Investments, LLC ("MLH"), a placeNevada limited liability corporation, where MLH purchased 156,196,406 pre-split shares of authorized but unissued shares of Class A Common Stock, par value $0.0001 per share, at a purchase price of $0.0001 per share ($15,619.64 in the aggregate).

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

     On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation ("MOS"). Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS' outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of our common stock, and (b) a two year convertible promissory note in the principle amount of $900,000. The outstanding principal balance of the note may be converted, at the option of NewMarket, into shares of our common stock at the market price of the common stock at the time of conversion; provided, however, that in no event will we be obligated to issue more than 675,000 shares of our common stock upon a conversion. The convertible note will automatically convert into shares of our common stock if the market price for our common stock reaches $2.00 per share.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

     The Company had $226,393 in cash and $1,228,856 in goodwill as of December 31, 2007. The Company's liabilities were $2,392,819 and it had a working capital deficit of $(2,065,843). The Company had $1,396,812 in revenues during 2007 and $531,358 in revenues during 2006, its general and administrative expenses including depreciation were $1,995,859 and $1,100,634, respectively, during these periods and its net losses were $805,729 and $680,875, respectively, during these periods.

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

     Effective September 1, 2006, to continue with its new business plan, the Company acquired MOS which was incorporated in the State of placeFlorida in September of 1984. Since its inception, the Company has built an ever growing regional presence in the physician practice management system ("PMS") market. Having completed more than 1,500 installations, the very seasoned management team has established a very strong presence and brand throughout placeSoutheastern Florida as the premiere provider of physician practice solutions. The Company began as a developer and marketer of its own PMS solution, and has continued to maintain a high level of development expertise. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers in this emerging landscape of interoperability.

     In 2002, the Company lobbied for House Bill 26 in the Kentucky General Assembly that directed the Kentucky Office of Technology to apply for a United States Department of Justice Bureau of Justice Assistance grant to conduct a pilot project of its real-time prescription drug monitoring system in two rural placeKentucky counties. On July 30, 2003, the Commonwealth of Kentucky, awarded a contract to VPS Holding, LLC, ("VPSH") a placeKentucky limited liability company incorporated on August 29, 2002, by the sole member and manager, James Millard, the current President and CEO of the Company. The contract awarded allowed VPSH to lead a pilot project, in Perry and Harlan counties, Kentucky, at medical, clinical, and pharmacy facilities. After withstanding a competitive challenge to the contract, the planning for implementing the project commenced in November 2003. The project was conducted by a consortium of companies under license to VPSH, that includes Envoii Healthcare, LLC, a placeNevada corporation, and Computer Information Systems, Inc., London, Kentucky, consulting firm and solutions provider for information technology, both of which are privately-held corporations. In order to perform under the terms and conditions of the state contract, VPSH, licensed the technologies from each corporation for a nominal fee. Any benefits or revenues derived from the use of technology acquired by VPSH, shall pass directly through to the Company, under the terms of a Joint Venture Agreement.

     During January-April 2004 the Veriscrip System was programmed and beta-tested at the two pilot sites in Harlan and Perry counties in Southeastern placeKentucky in preparation for implementing the project under the terms of the contract. During this period, the system was previewed by several third parties, including a state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip System at a rural clinic in Harlan County, Kentucky. The pilot project was also conducted at a medical center practice and pharmacy in Hazard, placeKentucky, and was concluded on September 23, 2004. On October 15, 2004, the first public demonstration of the Veriscrip System was conducted at the National Technology Meeting for State Prescription Drug Monitoring Programs in placeplaceLexington, placeKy., sponsored by the National Alliance for Model State Drug Laws.

     In December 2004, the Company contracted with a full-time lobbyist, Babbage Cofounder/InterSouth, Inc., of placeplaceLexington, placeKentucky, for the duration of the 2005 Kentucky General Assembly, which concluded in April, and unanimously passed Senate Bill 2, which provides for the preliminary framework for establishing an e-health information exchange in Kentucky.

     The University of Louisville School of Public Health and Information Sciences initiated the assessment phase of the project in October 2004, and the Assessment Report was completed and delivered to the Kentucky Office of Technology on May 12, 2005. The Office of Technology released the U of L Assessment Report as a public document on August 19, 2005. The Assessment Report states, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ["Kentucky All-Schedule Prescription Electronic Reporting" system], or, potentially, as a plug-in to KASPER, providing a way for prescriber data to move in real-time from prescriber to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the placeRAND Electronic Prescribing Advisory Board.

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

     The Company's working capital requirements for the foreseeable future will vary based upon a number of factors and depending upon the entity owned by the company. VPS Holding, LLC, the owner of the Veriscrip System has capital demands to finish development and any customization of its primary system for the tracking of controlled prescriptions, the costs associated with launching the system if successfully developed, the acceptance of the system by each state and market penetration along with other factors that may not be foreseeable at this time. Our entity, Envoii Healthcare, LLC, has capital requirements to finish development and any customization of its security platform and the launching and distribution of its systems. MOS, even though it has revenues sufficient to support its typical operations, has capital demands from time to time that exceeds its ability to fund itself on its own. Management believes that the Company will need at least $2,000,000 in financing to fund operations, pay off existing debt, pay for planned expansion and pay for required development work during the next twelve months. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plans.

Third Party Claims and Contingencies

     In addition to the foregoing, we are subject to a number of additional potential third party claims. These potential claims include the following:

     MOS has received a claim from Bell South for an advertising fee that they claim is valid. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

     Pursuant to an agreement with Growth Fund Partnership, Inc. ("Growth Fund"), the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. On August 15, 2003, a demand was made by Growth Fund for the dividend payment, which the Company did not pay. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

     On April 21, 2003, the Company entered into an agreement with a former consultant whereby the Company owes this consultant a total of $199,650 as payment for services rendered. This obligation was satisfied during 2006 by the issuance of 199,650 shares of common stock. During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have been recorded as accounts payable and general and administrative expenses at December 31, 2005, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

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

     An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-K, dated December 31, 2003. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meets regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. An account payable of $105,000 had previously been recorded for the value of the 3,500,000 shares to be issued. This was converted to common stock during 2006.

     The Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $783 per month. Total rents paid for the years ended December 31, 2007 and 2006 was $9,396 and $9,396 respectively.

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

Recent Accounting Pronouncements

     The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial condition or results of operations.


ITEM 7.  Financial Statements

     Our financial statements for the year ended December 31, 2007 have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein starting on Page F-1 of this Form 10-K.


ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


ITEM 8A.   Management's   Annual  Report  on  Internal  Control  Over  Financial
           Reporting; Changes in Internal Controls Over Financial Reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report on Form 10-K.


ITEM 8B.  Other Information

     Not Applicable.



                                    PART III


ITEM 9.  Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2007:

     The following table sets forth the name, age, and position of each executive officer and director of the Company:

 Director's Name     Age     Position With Company
-----------------    ---     ---------------------------------------------------
 Scott A. Haire       43     Chief Executive Officer, Chief Financial Officer
                             and Director

 James M. Renfro      61     President

 Deborah Jenkins      49     Director

     SCOTT A. HAIRE. Mr. Haire has been Chief Executive Officer, Chief Financial Officer and a director of the Company since August 28, 2006. Mr. Haire is also Chief Executive Officer, Chief Financial Officer and a director of MB Software Corporation, a company focused on providing wound care products. Shares of common stock of MB Software are traded over the counter on the OTC:BB. Prior to founding MB Software Corporation, Mr. Haire was President of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

     JAMES M. RENFRO. Mr. Renfro has served as President of the Company since August 28, 2006. Mr. Renfro began his management experience with a tour in the placeU.S. Marines in placeVietnam where he received several decorations, which included three Purple Hearts for wounds in combat. Mr. Renfro earned his BS degree in Business and Governmental Accounting from Cumberland College in Williamsburg, placeKentucky with additional studies toward an MBA at both Morehead State and Eastern Kentucky Universities. Afterwards he worked for the Kentucky Democratic Party and the Jefferson County Government. He next secured a position with Rockwell International where he worked for over 20 years. During his tenure with Rockwell he served in key management roles in areas of production, accounting, quality control, as well as sales and service. In each of these functions Jim was recognized as the best in the company operations. Jim's most cherished recognition came in his final year when he received the National Account Sales Award for personally producing over $80mm in sales. Jim then joined a new start up venture as Vice President of Field Operations for GraMag commercial seating. In this position Jim worked with heavy equipment manufacturers to get their products tested and approved for ordering by major trucking companies. He was also instrumental in the development of products to be used by the commercial airlines industry. Jim has a proven track record as a leader and innovator and possesses extensive experience in developing an organization and fueling its momentum to achieve success.

     DEBORAH JENKINS. Ms. Jenkins has served as a Director of the Company since August 28, 2006. Ms. Jenkins is the Managing Member of Cognitive Communications, LLC, a Business Consulting company. She has served as Special Consultant to Health Office placeIndia for strategy development and operations assistance for work with US clients in medical transcription and coding services. Prior to serving in these capacities, she was President of pH Solutions, Ltd, the patent licensee of "safe acids" used in cosmetics, water purification, agriculture, pharmaceutical and many other industries. She has served on many national and international trade association's boards including the Intel Internet Health Board of Advisors, the American National Standards Institute Health Informatics Standards Board - representing HIBCC (ANSI HISB and the American Society for Automation in Pharmacy (ASAP) where she also served as President and Secretary of the Board. Ms. Jenkins earned a BA degree in English-Minor Journalism from placeplaceTexas placeChristian placeUniversity in 1980.

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


ITEM 10.  Executive Compensation

     Messrs. Scott Haire and James Renfro became executive officers of the Company upon consummation of the acquisition of MB Holding. None of these individuals received any compensation in excess of $100,000 (annualized) from the Company, MB Holding or any of its subsidiaries (collectively the "Entities"), nor do any of these individuals have any employment agreements, or other compensatory plans or arrangements with any of the Entities, which result or will result from the resignation, retirement or any other termination of such individual's employment with us or from a change in control of the Company or a change in the individual's responsibilities following a change in control. We expect that the Company will adjust executive compensation during fiscal 2008.

     Prior to the acquisition of MB Holding, Mr. James K. Millard was our President, Chief Executive Officer and Chief Financial Officer. During the past three fiscal years, the Company had not paid any salary, wage or other compensation to its officers. The Company had an employment agreement with Mr.

Millard which provided for an annual salary of $120,000 per year and provides for insurance and other benefits. The Company paid Mr. Millard's past due salary with 30,000 shares of the Company's stock.

     During the prior year the Company did not compensate its non-executive director. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid to the non-executive director of the Company.

Option Grants and Exercises in Last Fiscal Year

     No options to acquire shares of our common stock were granted to Mr. Millard or any of the other above named individuals prior to the acquisition of MB Holding, nor do these individuals hold any such options. We expect, however, that the Company may grant options to our current officers during fiscal 2008.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of April 11, 2008, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of 2008, the Company had 42,701,533 shares of common stock issued and outstanding.

                                              Directors                5%
Title of  Name And Address                Nature and Amount of  Nature and Amount of
Class     Of Beneficial Owners(1)         Beneficial Ownership  Beneficial Ownership   Percent
-------   ----------------------          --------------------  ---------------------   -------
Common    HEB, LLC                             24,119,730                                56.5%
          place777 Main Street
          placeplaceSuite 3100
          placeplaceFort Worth, placeTexas place76102

Common    Scott A. Haire(2)                    24,119,730(2)                             56.5%

Common    James M. Renfro                               -

Common    Deborah Jenkins                         500,000                                 1%

Common    James W. Stuckert Trust
          James Stuckert UA, DTD 2-10-86                               4,497,000         11%
                                           -------------------------------------------------
                                               24,619,730              4,497,000         68.5%
  All Officers and Directors as a Group        29,116,730
                                           ==============

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2) Represents shares held by H.E.B., LLC, 777 Main Street, Suite 3100, Fort Worth, Texas 76102. Mr. Haire is a one-percent member, but the managing member, of H.E.B., LLC and as such, is deemed to be the beneficial owner of such shares.

ITEM 12.  Certain   Relationships   and   Related   Transactions   and  Director
          placeIndependence

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

     Prior to the sale of securities to MLH Investments, the authorized capital stock of the Company consisted of: (i) 300,000,000 shares of Class A Common Stock, of which 143,803,594 shares are issued and outstanding; (ii) 100,000 shares of Class B Common Stock, of which 100,000 shares are issued and outstanding; (iii) 2,000,000 shares of Class A Preferred Stock, par value $0.001 per share, none of which shares are issued or outstanding; (iv) 300,000 shares of Class B Preferred Stock, par value $0.001 per share, of which 70,000 shares are issued and outstanding; and (v) 100,000 shares of Class C Preferred Stock, par value $0.001 per share, none of which share are issued and outstanding. Immediately after MLH Investments acquired the above referenced shares it owned 52% of the outstanding Class A Common Stock, 100% of the outstanding Class B Common and approximately 52% of the total outstanding shares of equity securities.

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


ITEM 13.  Exhibits

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

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

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2007, we did not file any reports on Form 8-K.


ITEM 14.  Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $70,995 and $17,070, respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $ 0 and $0, respectively.

All Other Fees

     The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0, respec tively.

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

     Consolidated Balance Sheets                                            F-3

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

     Notes to Consolidated Financial Statements                             F-8

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
Lexington, KY

We have audited the accompanying consolidated balance sheets of VirtualHealth Technologies, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VirtualHealth Technologies, Inc. & Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ PRITCHETT, SILER & HARDY, P.C.
PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
April 16, 2008

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                                                        2007                 2006
                                                                                -----------------    ---------------
                                               ASSETS
CURRENT ASSETS:
Cash                                                                            $         226,393    $       125,330
Accounts Receivable, net                                                                  100,583            301,027
                                                                                -----------------    ---------------
                   Total current assets                                                   326,976            426,357
                                                                                -----------------    ---------------
Property and Equipment, net                                                                 5,269              7,449
Goodwill                                                                                1,228,856          1,228,856
                                                                                -----------------    ---------------
                                    TOTAL ASSETS                                $       1,561,101          1,662,662
                                                                                =================    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Notes Payable Current                                                           $       1,680,926    $       688,958
Accounts Payable - Trade                                                                  421,756            128,457
Accrued Payroll and Payroll Taxes                                                          33,554             96,381
Accrued Interest                                                                          220,496            110,709
Other Accrued Liabilities                                                                   2,337              8,993
Dividends Payable                                                                          33,750             33,750
                                                                                -----------------    ---------------
                   Total current liabilities                                            2,392,819          1,067,248
                                                                                -----------------    ---------------

NOTES PAYABLE, LONG-TERM PORTION - RELATED PARTY
Note Payable and Long Term Debt                                                                 -            900,000
                                                                                -----------------    ---------------
Long-Term Liabilities                                                                           -            900,000
                                                                                -----------------    ---------------
                      Total liabilities                                                 2,392,819          1,967,248
                                                                                -----------------    ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
 Preferred stock - $0.001 par value, 10,000,000 shares authorized,
   300,000 designated as Class B                                                                -                  -
 Preferred stock, Class B - $0.001 par value, 300,000 shares designated,
   70,000 issued and outstanding                                                               70                 70
 Common stock - $0.001 par value, 100,000,000 shares authorized,
   42,701,533 issued and outstanding                                                       42,702             41,744
Stock Subscription Receivable                                                              (89,904)                 -
Additional paid-in capital                                                              1,406,132          1,037,589
Retained Earnings                                                                      (2,189,718)        (1,383,989)
                                                                                -----------------    ---------------
Total Stockholders' Deficiency                                                           (831,718)          (304,586)
                                                                                -----------------    ---------------
TOTAL LIABILITIES AND EQUITY                                                    $       1,561,101    $     1,662,662
                                                                                =================    ===============

          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                                        2007                 2006
                                                                                -----------------    ---------------

Sales Revenue                                                                   $       1,396,812    $       531,358

Expenses:
     Selling, general and administrative                                                1,993,679          1,098,454
     Depreciation                                                                           2,180              2,180
                                                                                -----------------    ---------------
Total Expenses                                                                          1,995,859          1,100,634
                                                                                -----------------    ---------------

Loss Before Other Income (Expense)                                                       (599,047)          (569,276)

OTHER INCOME (EXPENSES):
     Interest Income                                                                          753                 45
     Interest (Expense)                                                                  (207,435)          (111,644)
                                                                                -----------------    ---------------
Total Other Income (Expenses)                                                            (206,682)          (111,599)
                                                                                -----------------    ---------------

Loss Before Income Taxes                                                                 (805,729)          (680,875)
     Current Tax Expense                                                                        -                  -
     Deferred Tax Expense                                                                       -                  -

                                                                                -----------------    ---------------
Net Income                                                                      $        (805,729)   $      (680,875)
                                                                                =================    ===============


Basic loss per common share                                                     $           (0.02)   $         (0.02)
                                                                                =================    ===============

Weighted average number of common shares
     outstanding basic and diluted                                                     42,287,738         36,921,544
                                                                                =================    ===============


          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

                                                 Preferred   Preferred
                                                  Stock       Stock      Common    Common   Stock     Additional
                                                 Class B     Class B     Stock     Stock  Subscription  Paid-in    Accumulated
                                                 Shares      Amount      Shares    Amount  Receivable   Capital       Deficit
                                                 -------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2005                              -           -   34,000,000    34,000             (143,340)     (703,114)

Reverse Merger in July 2006 with MB
 Holding Corporation                                70,000          70    5,661,705     5,662              363,901

Rounding shares issued in stock split                                         2,000         2                   (2)

Common stock issued for services valued at
 approximately $1.25 per share in September 2006                             16,328        16               20,394

Common stock issued to James Millard for the
 cancellation of debt valued at
 approximately $1.00 per share                                               30,000        30               29,970

Common stock issued for the acquisition of MOS
 Subsidiary at approximately $.30 per share in
 October 2006                                                             1,400,000     1,400              418,600

Common stock issued for services valued at
approximately $.55 per share in December 2006                               634,000       634              348,066

Net loss for the year ended December 31, 2006                                                                           (680,875)
                                                 -------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2006                         70,000   $      70   41,744,033  $ 41,744           $ 1,037,589  $(1,383,989)

Common stock issued for services valued at
 approximately $.75 per share in February 2007                               70,000        70                52,430

Common stock issued for cash of $100,000; Common Stock Subscription receivable of $89,904 and reduction of related party note
 payable of $10,096                                                         887,500       888    (89,904)   199,113

Imputed interest contributed as additional
 paid in capital from a non-interest related
 party note payable valued at $90,000.                                                                       90,000

Rent contributed by an officer, or an entity
 related to an officer of the Company valued
 at $26,000.                                                                                                 26,000

Net loss for the year ended December 31, 2007                                                                          (805,729)

                                                 -------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2007                         70,000     $     70  42,701,533  $ 42,702    (89,904)$ 1,405,132 $(2,189,718)
                                                 -------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                                           2006                2005
                                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (805,729)  $         (680,874)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            2,180                2,180
    Non-cash expenses                                                                       52,500              424,264
    Loss on disposal of assets and partnership interests
    Changes in assets and liabilities:
        (Increase) Decrease in accounts receivable                                         255,553              (42,079)
        Increase in accounts payable                                                       293,300              27,920
        Increase (Decrease) in accrued payroll                                             (62,827)             29,767
        Increase in accrued liabilities                                                     (6,656)             (36,284)
        Increase in accrued interest                                                       109,787              80,635
        Change due to recapitalization                                                           -              141,329
                                                                                ------------------   ------------------
Net cash (used) in operating activities                                                   (101,001)             (53,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from note receivable - related party                                                -                  500
Net cash provided by (used) investing activities                                                 -                  500
                                                                                ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable - related party                                            384,053              184,346
    Principal payments on notes payable - related party                                   (281,989)              (6,596)
                                                                                ------------------   ------------------
    Proceeds from sale of stock                                                            100,000                    -
                                                                                ------------------   ------------------
Net cash provided by financing activities                                                  202,064              177,750
                                                                                ------------------   ------------------
NET INCREASE (DECREASE) IN CASH                                                            101,063              125,108

CASH, beginning of period                                                                  125,330                  222
                                                                                ------------------   ------------------
CASH, end of period                                                             $          226,393   $          125,330
                                                                                ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during period for interest                                        $                -   $                -
    Cash paid during period for income taxes                                    $                -   $                -

                                   (Continued)

VIRTUALHEALTH TECHNOLOGIES,INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

--------------------------------------------------------------------------------

Supplemental Schedule of Non-cash Investing and Financing Activities - For the year ended December 31, 2007:

     During February 2007 the Company issued 70,000 shares of common stock for consulting expenses valued at $52,500.

     During May 2007 the Company issued 887,500 shares of common stock for $100,000 cash, common stock subscription of $89,904 and payment of related party note payable of $10,096.

     During 2007, a director, or an entity related to a director of the company, contributed rent valued at $26,000, that was accounted for as a capital contribution.

     During 2007, $90,000 of imputed interest on a non-interest bearing related party note payable was accounted for as a capital contribution.

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





          See accompanying notes to consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements presented are those of VirtualHealth Technologies, Inc., (the "Company") and its wholly-owned subsidiaries, Verified Prescription Safeguards, Inc., MB Holding Corporation, VPS Holding, LLC dba Veriscrip, Envoii Healthcare, LLC, and Medical Office Software, Inc. Collectively, they are referred to herein as the "Companies".

The Company's name change to VirtualHealth Technologies, Inc., became effective on August 24, 2006 with the filing of an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

Organization and Nature of Operations.

Organization - The Company was organized on March 4, 1988, as a placeDelaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner.On December 6, 1988, the Company changed its name to Equity Gold, Inc. The number of shares of common stock authorized to be issued changed from 50,000,000 to 150,000,000 with a par value of $0.001 per share of common stock.

On December 14, 1989, the Company merged with Gold Equity, Inc., a placeDelaware corporation. The surviving corporation was Equity Gold, Inc. On February 7, 1989, the Company changed its name to Equity AU, Inc.

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

In January 2000, the Company elected to change its official name from Equity AU, Inc., to Equity Technologies & Resources, Inc.

On August 2, 2002, the Company amended its articles of incorporation to change the authorized capital stock of the Company. The aggregate number of Class A common shares authorized for issuance was 300,000,000 shares with a par value of $0.0001; the aggregate number of Class B common shares authorized for issuance was 100,000 with a par value of $0.01; the aggregate number of Class A preferred shares authorized for issuance was 2,000,000 with a par value of $0.001; the aggregate number of Class B preferred shares authorized for issuance was 300,000 shares with a par value of $0.001; and the aggregate number of Class C preferred shares authorized for issuance was 100,000 shares with a par value of $0.001. The amendment was recorded by the State of placeDelaware on January 23, 2003. All per share and share information has been retroactively restated to reflect the changes in par value.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During August 2006, the Companies effected a 1-for-100 stock split. The financial statements for all periods presented have been retroactively restated to reflect the stock split.

Nature of Operations - The Company was originally engaged in research and development of a process to extract gold and other precious metals on various real properties located in placeArkansas. Partnerships were formed prior to 1994 by the Company or by affiliates of the Company to raise working capital, to acquire mineral claims, rights, facilities and equipment, and to explore for precious metals. In 1994, general partners of the partnerships notified the Company that they were terminated and dissolved. As a result of the dissolution of the partnerships, the Company ceased its operations and entered the development stage as per Statement of Financial Accounting Standards ("SFAS") No. 7.

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

In May 2001, the Company acquired a newly formed wholly-owned subsidiary, ETCR M&A, Inc. ("ETCR M&A"), a placeFlorida corporation, in exchange for shares of the Company's common stock. ETCR M&A held no assets or liabilities at the time of purchase and thus, the acquisition was recorded at $0 value. In November 2001, these shares were canceled and the Company does not currently hold any interest in ETCR M&A.

The Companies are currently engaged in the development and marketing of internet prescription drug technology and sales of medical office software, hardware and services.

On June 15, 2006, the Company entered into a letter of intent with H.E.B. LLC, a Nevada corporation, hereafter "HEB," and MB Holding Corporation, a Nevada corporation and wholly owned subsidiary of HEB, hereafter "MBH," pursuant to

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

which the Company would acquire MBH in exchange for shares of the Company's common stock. MBH is the sole member of VPS Holding, LLC, a placeKentucky limited liability company, hereafter "VPSH", and Envoii Healthcare, LLC, a placeNevada limited liability company, hereafter "Envoii." VPSH and Envoii developed and own certain technologies and led a consortium to conduct the first prescription drug monitoring pilot project in real time in the placeUnited States. Under the Stock Exchange Agreement, HEB is to receive 34,000,000 post split shares of the Company's common stock in exchange for all of the issued and outstanding shares of MBH. On July 20, 2006, the Company entered into a Stock Exchange Agreement with HEB and MBH incorporating the terms of the letter of intent (the "Stock Exchange Agreement"). The Stock Exchange Agreement was authorized and approved by the Company's board of directors by written consent dated July 20, 2006.

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

Mr. Scott Haire owns 1% of the membership interest in HEB and as manager, has voting control of HEB. Mr. Barker is the sole member and the manager of MLH Investments LLC, a placeNevada limited liability company, hereafter "MLH". On April 14, 2006, the Company, Mr. James K. Millard, our Former President and Chief Executive Officer, Mr. James Arch and MLH entered into a stock purchase agreement pursuant to which MLH acquired from the Company 156,196,406 newly issued shares of our Class A Common Stock for $15,619 and acquired from Mr. Arch all of our issued and outstanding shares of Class B Common Stock for $100. As a result of this transaction, Mr. Barker obtained effective voting control over a majority of the Company's outstanding voting securities. The Class B common stock was contributed back to the Company for cancellation.

Effective August 25 2006, the Company completed its acquisition of MB Holding Corporation, a placeNevada corporation ("MB Holding") in exchange for 34,000,000 post reverse-split) shares of the Company's common stock. MB Holding, through its wholly-owned subsidiaries, VPS Holding, LLC, a placeKentucky limited liability company ("VPSH"), and Envoii Healthcare, LLC, a placeNevada limited liability company ("Envoii") developed and own certain technologies related to real-time internet prescription drug monitoring. In connection with the acquisition of MB Holding, the Company (a) effected a 1 for 100 reverse split of our Class A Common Stock, (b) cancelled all of our outstanding Class B Common Stock, (c) amended our Certificate of Incorporation, and (d) changed the Company name to "VirtualHealth Technologies, Inc."

During October 2006, Medical Office Software, Inc was acquired. Medical Office Software, Inc. ("MOS") was incorporated in the State of placeFlorida in September of 1984. Since its inception, the Company has built an ever growing regional presence in the physician practice management system ("PMS") market. The Company began as a developer and marketer of its own PMS solution, and has continued to maintain a high level of development expertise. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers in this emerging landscape of interoperability.

The merger of these companies will enhance each other by Medical Office Software, Inc having a medical customer base and VPS Holding, LLC dba Veriscrip having the license and technology being developed to market an internet prescription drug technology.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Summary of Significant Accounting Policies.

Accounting Method - The Companies' consolidated financial statements are prepared using the accrual method of accounting. The Companies have elected December 31 year-ends.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of VirtualHealth Technologies, Inc.,and its wholly-owned subsidiaries, Verified Prescription Safeguards, Inc. ("VPS"), MB Holding Corporation, VPS Holding, LLC dba Veriscrip, Envoii Healthcare, LLC. and Medical Office Software, Inc. All intercompany accounts and transactions have been eliminated.

Accounting Treatment of Acquisitions.- The acquisition of MB Holding Corporation during 2006 is accounted for as a reverse purchase and accordingly their results of operations will be included for the entire period. The results of operations of VirtualHealth prior to the date of acquisition will be eliminated. The results of operations of Medical Office Software will be included from the date of acquisition forward.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the placeUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Companies consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2007 and 2006, the Companies had no cash equivalents.

Concentration of Credit Risk - The Companies maintain cash balances at financial institutions that are insured by the FDIC up to $100,000. At December 31, 2007, and 2006 the Company had approximately $126,000 and $25,000 in deposit accounts that exceeded the FDIC limits.

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

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Functional Currency - The functional currency of the Companies is the U. S. dollar. When a transaction is executed in a foreign currency, it is remeasured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The resulting foreign currency transaction gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2007, and 2006 there were no recorded balances denominated in foreign currency.

Long-lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the consolidated statement of income.

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of Medical Office Software, Inc. at October 6, 2006, the date of the Acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. No impairment was recorded during the year ended December 31, 2007.

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

Trade Accounts - Other Receivables and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis. Management will occasionally review accounts receivable and determine if the account should be written off.

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

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements an amendment of ARB 50" (SFAS 160), were recently issued. SFAS No. 155, 156, 157, 158 , 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the consolidated financial statements of the Companies.


NOTE 2 - GOING CONCERN

The Companies have incurred losses in recent years and at December 31, 2007 has current liabilities in excess of current assets. The Company's day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Companies' results of operation due to its lack of capital resources can be expected to continue until such time as the Companies are able to generate additional capital from other sources. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

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

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 3 - TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following at December 31,

                                                 2007            2006
                                               --------       --------
   Trade accounts receivable                   $115,474       $371,027
   Less allowance for doubtful accounts         (14,891)      (70,000)
                                               --------       --------
   Net accounts receivable                     $100,583       $301,027
                                               --------       --------

Bad debt expense for the year ended December 31, 2007 was $0, and for December 31, 2006 was $70,045.


NOTE 4 - PROPERTY PLANT & EQUIPMENT

Property and equipment consists of the following at December 31:

                                      Estimated life
                                         In years        2007        2006
                                      --------------   --------    --------
  Computers                                5           $ 13,626    $ 13,626
  Less: Accumulated depreciation
        and amortization                                 (8,357)     (6,177)
                                                       --------    --------
                                                       $  5,269    $  7,449
                                                       --------    --------

Depreciation expense amounted to $2,180 and $2,180 for the years ended December 31, 2007 and 2006, respectively.


NOTE 5 - NOTES PAYABLE

Funds are advanced from various related parties including the Company's Director, Scott A Haire, and entities managed by him. Other shareholders fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to a note agreement that bears interest at 10% per annum, payable quarterly per the table below. One of the notes is currently in default. Accrued interest due to related parties as of December 31, 2007 and 2006 was approximately $213,200 and $110,709 respectively. The following is a summary of amounts due to related parties as of December 31, 2007 and 2006:











                [Balance of this page intentionally left blank.]

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 5 - NOTES PAYABLE (continued)

                                                                      2006          2007
                                                                  ------------  ------------
Heb, LLC, Scott Haire is the President, CEO, and CFO of this company  These  notes are  considered  to be  related  party notes. The total accrued interest on these notes at December
31, 2007  and 2006 is $183,103 and $82,954.  Funds  advanced under three  unsecured notes are:

Dated 8/24/06 10% per annum                                       $             $     25,600
Dated 4/6/06 line of credit, 10% per annum                             648,921       521,257
Dated 8/24/06  no stated interest rate                                   3,900         3,900

MLH Investments, LLC, Frank Barker is the owner. This note payable is considered to be a related party note. The total accrued interest on this note at December
31, 2007 and 2006 is $51 and $51.

Dated 12/13/06 10% per annum                                                 -        10,096

New Market
Dated 10/6/06 no stated interest rate, note will automatically convert to
450,000 shares of stock or the equivalent of $900,000 worth of stock but is limited to 675,000 shares on October 1, 2008. This note is considered to be a related party note. This note is non-interest bearing and imputed interest of
$90,000 was recorded as a
capital contribution at December 31, 2007.                             900,000       900,000

SWCC
Dated 7/21/06 no stated interest rate                                   20,150        20,150
Dated 7/21/06 no stated interest rate                                    1,750         1,750

Nevada Multicare, Scott Haire - Owner. This note is considered to be a related party note. The total accrued interest on this note at December 31, 2007 and 2006 is $21,813 and $14,966.

Dated 1/5/06 line of credit, 10% per annum                              73,805        73,805

Scott Haire, This note is considered a related party note The total accrued interest on this note at December 31, 2007 and 2006 is $7,452 and $5,700.

Dated 9/30/04 line of credit, 10% per annum                             22,400        22,400

Anthony Chamblin - investor in Envoii Healthcare, this note is considered a related party note. The total accrued interest on this note at December 31, 2006 is $3,808

3/31/03, 10% per annum                                                  10,000        10,000
                                                                  ------------  ------------
                        Total Notes Payable                          1,680,926     1,588,958
                        Less current portion                        (1,680,926)     (688,958)
                                                                  ------------  ------------
                        Long term notes payable                   $          -  $    900,000


VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 5 - NOTES PAYABLE (continued)

                                                      2007          2006
                                                  ------------  ------------

Notes payable related party current               $  1,659,026  $    667,058
Notes payable current                                   21,900        21,900
                                                  ------------  ------------
Current notes payable                                1,680,926       688,958
                                                  ------------  ------------
Long-Term notes payable related party             $          -  $    900,000


NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $.001. At December 31, 2007 and 2006 the Company has designated 300,000 shares of Class B Preferred Stock.

Preferred Stock - Class A

The Company was previously authorized to issue 2,000,000 shares of Class A preferred stock, at a par value of $0.001 per share. There were no shares issued or outstanding during 2007 and 2006. Effective August 24, 2006 the Company no longer has a designation for Class A Preferred Stock.

Preferred Stock - Class B

The Company is authorized to issue 300,000 shares of voting preferred shares, at a par value of $0.001 per share and as of December 31, 2007 and 2006, there were 70,000 shares outstanding. Accrued but unpaid dividends amounted to $33,750 at December 31, 2007 and 2006.

Preferred Stock - Class C

The Company was previously authorized to issue 100,000 shares of Class C common stock. There were no shares issued or outstanding during 2007 or 2006. Effective August 24, 2006 the Company no longer has a designation for Class C Preferred Stock.

Common Stock

The Company is authorized to issue 100,000,000 common shares, at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2006 there are 41,744,033 shares issued and outstanding. At December 31, 2007, there were 42,701,533 shares issued and outstanding.

On July 20, 2006, the Company acquired 100% of MB Holding Corporation, and its wholly-owned subsidiaries, VPS Holding, LLC and Envoii Healthcare, LLC, in exchange for 34,000,000 (post reverse-split) shares of the Company's common stock. Prior to the MB Holding merger on July 20, 2006 the Company had 3,000,000 shares of Common stock outstanding.

On July 20, 2006, the Company issued a total of 2,661,705 shares of common stock as part of various debt exchange agreements for accounts and notes payable at $1.00 per share.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 6 - CAPITAL STOCK (continued)


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

During May 2007 the Company issued a total of 887,500 shares of common stock for $100,000 cash, payment of a note payable of $10,096, and a stock subscription agreement of $89,904 or $.23 per share.

During February 2007 the Company issued 70,000 Shares of common stock for consulting expenses valued at $52,500 or $.75 per share.

Common Stock - Class B

The Company was previously authorized to issue 100,000 shares of Class B common shares at a par value of $0.01 per share. There were 100,000 shares of Class B common stock issued and outstanding as of December 31, 2007 and 2006, which were held by related parties. On July 20, 2006, pursuant to the terms of a Stock Cancellation Agreement between the Company and MLH, all of the issued and outstanding shares of Class B Common Stock were cancelled. Effective August 24, 2006 the Company no longer has a designation for Class B Common Stock.


NOTE 7 - CONTINGENCIES AND COMMITMENTS

(a) Federal Payroll Taxes

     During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at December 31,2007 and 2006, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

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

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 7 - CONTINGENCIES AND COMMITMENTS (continued)

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

          (3) An Agreement by and between the Company and ABSZ, LLC was entered into May 9, 2005 for the purpose of paying for accounting, auditing, tax and legal work to enable the Company to make current filings with SEC and Internal Revenue Service in order to maintain its current stock registration and to operate as a viable public company. ABSZ agreed to provide oversight of all such work, obtaining invoice from and making direct payments to those providing the various services. This agreement was originally filed as Exhibit 10.8 of the Company's Form 10-KSB, dated December 31, 2003 and is again filed as an exhibit within this Form 10-K. Under terms of this agreement contributing members (Lenders) each loaned 500,000 unrestricted shares of Common Stock to ABSZ. Also under the terms of this agreement, the Company, upon filing all necessary documents with the SEC and meeting regulatory guidelines to issue said shares, agrees to issue 3,500,000 shares of unrestricted Common Stock to ABSZ for equal distribution of 1,000,000 shares each to the Lenders with 500,000 shares to the Managing Member, or his designee. ABSZ has paid to date $33,774.23 for the benefit of the Company. At December 31, 2005 an account payable of $105,000 had been recorded for the value of the 3,500,000 shares to be issued. During 2006, this obligation was satisfied by conversion into 105,000 shares of common stock.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 7 - CONTINGENCIES AND COMMITMENTS (continued)

(f) Securities and Exchange Act of 1934 Filings

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

(h) Operating lease

     The Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $783 per month. Total rents paid for the years ended December 31, 2007 and 2006 were $9,396 and $9,396 respectively.

     The Company is renting a storage unit on a month to month basis. Monthly rent is $290 a month. Total rents paid for the years ended December 31, 2007 and 2006 were $3,480 and $0 respectively.

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

HEB, LLC, a Nevada Limited Liability Company, has made funds available to the various Companies in the form of three unsecured lines of credit, each note is at 10% interest. The total amount drawn against the lines as of December 31, 2007 is $652,821. The total credit line is $1,100,000. Accrued interest is $181,999 and $124,687 for 2007 and 2006 respectively.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

Scott A. Haire individual has loaned the companies a total of $22,400 in the form of a unsecured line of credit note, with 10% interest. The total credit line is $50,000. Accrued interest is $7,452 and $5,181 for 2007 and 2006 respectively.

Rent of $26,000 was contributed to the Company by an officer, or a related entity of the officer and accounted for as a capital contribution.

MLH Investments, LLC, a Nevada Limited Liability Company owned by Frank Barker, has made funds available to the Company. Said unsecured line of credit note bears interest at 10% per annum, maturity date is December 31, 2007. At December 31, 2007 the balance drawn against the $50,000 line is $0.

NewMarket Technology, Inc., note dated October 6, 2006 for $900,000. Said note will automatically convert October 1, 2008 into 450,000 shares of Common Stock if the stock price is $2.00 per share or convert for additional shares as the price may vary, but total shares are limited to 675,000 shares of stock. Imputed interest of $90,000 was contributed to the Company and accounted for as a capital contribution.

Nevada Multicare LLC, a Nevada Limited Liability Company owned by Scott A. Haire, has made funds available to the Company in the form of an unsecured line of credit note that bears interest at 10%. At December 31, 2007 and 2006 the balance drawn against the $150,000 line is $73,805. Accrued interest is $21,813 and $14,330 for 2007 and 2006 respectively.



NOTE 9 - INCOME TAXES

There is no current or deferred income tax expense due to the Companies' consolidated loss position and the net deferred tax benefits of timing differences having been reduced by an offsetting valuation allowance. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the net deferred tax asset. The change in the valuation allowance is approximately $145,000 for the year ended December 31, 2007.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 20% to actual benefit for the years ended December 31, 2007,and 2006 are as follows:

                                        2007           2006
                                     ---------      ---------
Expected federal income tax benefit  $ 145,000      $ 161,000
Increase in valuation allowance       (145,000)      (161,000)
                                     ---------      ---------
Income tax expense (benefit)         $       0      $       0
                                     =========      =========

At December 31, 2007, the potential non-current deferred tax asset of approximately $447,000 results from the deferred tax benefit of applying the statutory income tax rate of 20% to the net operating loss carryforwards of approximately $2,234,000 and bad debt allowance of $14,900, which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 9 - INCOME TAXES (continued)

As of December 31, 2006, the Companies have potential available net operating loss carryforwards for federal income tax purposes of approximately $1,440,000, which have been offset by a 100% valuation allowance and expire through 2026. Pursuant to the Tax Reform Act of 1986, annual utilization of the Companies' net operating loss carryforwards will be limited due to a cumulative change in ownership of more than 50%.


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

MB Holding Corp. ("MBH") was organized under the laws of the State of Nevada on July 11, 1997. MBH owns VPS Holdings,LLC and Envoii Healthcare LLC and 49% of Medical Office Software Inc. VPS Holdings, LLC, is a software development company with its primary business being the development of secure transactions for real-time government Prescription Drug Tracking programs within the healthcare industry which are compliant with the guidelines of HIPAA (Health Insurance Portability and Accountability Act). Envoii Healthcare LLC's initial application has been developed for use in the pharmacy field. This application utilizes a front-end platform designed around Envoii's operating system enabling private information to be transferred in a secure and encrypted envelope, only viewable to the parties for whom it was originally intended. The Company believes that the opportunity for this type of application extends beyond the initial pharmacy offering and it will seek to develop or partner with other companies to bring this type of HIPAA compliant application to other areas of the healthcare industry.

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

VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2007 and 2006 (Continued)


NOTE 10 - BUSINESS ACQUISTIONS (continued)

Medical Office Software, Inc. ("MOS") was incorporated in the State of Florida in September of 1984. Since its inception, the Company has built an ever growing regional presence in the physician practice management system ("PMS") market. The Company began as a developer and marketer of its own PMS solution, and has continued to maintain a high level of development expertise. At the present, however, the Company focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers in this emerging landscape of interoperability.

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

                                                   For the Year Ended
                                                      December 31,
                                                --------------------------
                                                   2007           2006
                                                ----------      ----------
Revenues                                        $1,396,812      $1,621,742
Earnings (loss) from continuing operations      $ (689,729)     $ (815,765)
Basic earnings (loss) per share                 $     (.02)     $     (.02)
Diluted earnings (loss) per share               $     (.02)     $     (.02)


NOTE 11 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

                                                   For the Year Ended
                                                      December 31,
                                                --------------------------
                                                   2007           2006
                                                ----------      ----------
 Income (loss) from continuing operations
   (numerator)                                  $ (805,729)     $ (680,875)
                                                ----------      ----------
 Income (loss) available to common
 shareholders (numerator)                       $ (805,729)     $ (680,875)
                                                ----------      ----------
 Weighted average number of common
 shares outstanding used in loss per share
 for the period (denominator)                   42,287,738      36,921,544
                                                ----------      ----------

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.


NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2007.  None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                        VIRTUALHEALTH TECHNOLOGIES, INC.
                                  (Registrant)

Date: April 17, 2008      By  /s/ Scott A. Haire
                              ------------------
                             Scott A. Haire
                           Chief Executive Officer and
                             Chief Financial Officer
                             (principal accounting officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                    Title                             Date

 /s/ Scott A. Haire           Chief Executive Officer,           April 17, 2008
--------------------          Chief Financial Officer and
Scott A. Haire                Director


 /s/ James M. Renfro          Director                           April 17, 2008
--------------------
James M. Renfro


 /s/ Deborah Jenkins         Director                            April 17, 2008
--------------------
Deboarah Jenkins
                                       51