Form 10-Q
period 2008-03-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2008-05-13
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2008

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number 000-17520

                        VIRTUALHEALTH TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                   75-2276137
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)


                         325 West Main Street, Suite 240
                            Lexington, Kentucky 40503
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (859) 455-9255
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer  |_|                     Accelerated filer  |_|

 Non-accelerated filer                            Smaller reporting company  [X]
 (Do not check if a smaller reporting company) |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                 Outstanding as of May 2, 2008
        -----                                 -----------------------------
    Common Stock                                        42,701,533

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                               Page

     Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
         and December 31, 2007 (audited)                                       3

     Unaudited Condensed Consolidated Statements of Operations
         for the three  months ended March 31, 2008 and 2007                   4

     Unaudited Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 2008 and 2007                    5

     Notes to Unaudited Condensed Consolidated Financial Statements          6-8

Item 2:  Management's Discussion and Analysis or Plan of Operation          8-12

Item 3: Quantitative and Qualitative                                          12

Item 4T:  Controls and Procedures                                             12


PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                   12

Item 1A: Risk Factors                                                         12

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 3:    Defaults upon Senior Securities                                    13

Item 4:    Submission of Matters to a Vote of Security Holders                13

Item 5:   Other Information                                                   13

Item 6:  Exhibits                                                             13

Signatures                                                                 14-15


                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                                                                    Unaudited       Audited
                                                                                    March 31       December
ASSETS                                                                                2008           2007
------                                                                             -----------    -----------

CURRENT ASSETS:

Cash                                                                               $   243,740    $   226,393
Accounts Receivable, net                                                                73,889        100,583
Notes Receivable                                                                       150,000           --
                                                                                   -----------    -----------
Total current assets                                                                   467,629        326,976
                                                                                   -----------    -----------


Property and Equipment, net                                                              4,497          5,269


Goodwill                                                                             1,228,856      1,228,856
Other Assets                                                                            10,000           --
                                                                                   -----------    -----------
Total Other Assets                                                                   1,238,856      1,228,856

TOTAL ASSETS                                                                       $ 1,710,982    $ 1,561,101
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:

Notes Payable- Related Parties                                                     $ 1,827,120    $ 1,680,926
Accounts Payable - Trade                                                               408,292        421,756
Accrued Payroll and Payroll Taxes                                                       30,538         33,554
Accrued Interest                                                                       239,819        220,496
Other Accrued Liabilities                                                                5,934          2,337
Note Payable                                                                           150,000           --
Dividends Payable                                                                       33,750         33,750
                                                                                   -----------    -----------
Total current liabilities                                                            2,695,453      2,392,819
                                                                                   -----------    -----------

Total liabilities                                                                    2,695,453      2,392,819
                                                                                   -----------    -----------

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
300,000 Designated as Class B
Preferred stock, Class B - $0.001 par value,  300,000 shares designated,
70,000 issued and outstanding as of March 31, 2008 and
December 31, 2007                                                                           70             70
Common stock - $0.001 par value, 100,000,000 shares authorized,
42,701,533 issued and outstanding as of March 31, 2008 and
December 31,2007                                                                        42,702         42,702
Additional paid-in capital                                                           1,405,132      1,405,132
Stock Subscription Receivable                                                          (89,904)       (89,904)
Retained Earnings                                                                   (2,342,471)    (2,189,718)
                                                                                   -----------    -----------
Total Stockholders' Deficiency                                                        (984,471)      (831,718)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $ 1,710,982    $ 1,561,101
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.







                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31:




                                               2008             2007
                                           ------------    ------------

Sales Revenue                              $    183,391    $    616,462
Cost of Sales                                    18,241         402,352
                                           ------------    ------------
Gross Profit                                    165,150         214,110

Expenses                                        295,379         283,817

                                           ------------    ------------
Total Expenses                                  295,379         283,817
                                           ------------    ------------


Loss Before Other Income (Expense)             (130,229)        (69,707)

OTHER INCOME (EXPENSES):

Interest Income                                   1,403            --
Interest Expense                                (23,927)        (23,173)
                                           ------------    ------------
Total Other Income (Expenses)                   (22,524)        (23,173)
                                           ------------    ------------

Loss Before Income Taxes                       (152,753)        (92,880)
         Current tax expense                       --              --
         Deferred tax expense                      --              --
                                           ------------    ------------
Net Income                                 $   (152,753)   $    (92,880)
                                           ============    ============


Basic loss per common share                $      (0.00)   $      (0.00)
                                           ============    ============

Weighted average number of common shares
                                             42,701,533      41,744,033
                                           ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.





                VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31:


                                                                                2008         2007
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(152,753)   $ (92,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                       772          772
Non-cash expenses                                                                  --           --
Changes in assets and liabilities:
(Increase) decrease in accounts receivables-trade                                26,694       70,786
(Increase) decrease in other assets                                             (10,000)        --
Increase (decrease) in accounts payable                                         (13,464)     154,585
Increase (decrease) in accrued payroll                                           (3,016)      15,071
Increase (decrease) in accrued expenses                                           3,597        2,696
Increase (decrease) in accrued interest                                          19,323       17,524
                                                                              ---------    ---------
Net cash provided by (used) in operating activities                            (128,847)     168,554
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (Purchases)  from note receivable-related party                       (150,000)      62,100
                                                                              ---------    ---------
Net cash provided by (used) in investing activities                            (150,000)      62,100
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                     160,000         --
Principal (payments) borrowings on notes payable-related party                  136,194     (128,000)
                                                                              ---------    ---------
Net cash provided by financing activities                                       296,194     (128,000)
                                                                              ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                  17,347      102,654

CASH, beginning of period                                                       226,393      125,330
                                                                              ---------    ---------

CASH, end of period                                                           $ 243,740    $ 227,984
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest                                          $    --      $    --
Cash paid during period for income taxes                                      $    --      $    --

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
March 31, 2008: None
March 31, 2007: None

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                -------------------------------------------------

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited interim condensed consolidated financial statements presented reflect the restructuring of the Company consummated on August 28, 2006, by actions through a certain Stock Exchange Agreement dated July 20, 2006. Our five wholly-owned subsidiaries, MB Holding Corporation (MBHC), VPS Holding, LLC (VPSH), Envoii Healthcare, LLC (EHLLC), Medical Office Software, Inc. (MOS), and Verified Prescription Safeguards, Inc. are included in these statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-Q, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 2007.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2008 and 2007, are not necessarily indicative of the results for the full year.

NOTE 2 - GOING CONCERN
----------------------

The Company has current liabilities in excess of current assets and has a stockholders' deficiency. During its development stage, the Company had limited operations and was not able to develop an ongoing, reliable source of revenue to fund its existence. The Company's day-to-day expenses have been covered by proceeds obtained, and services paid by, the issuance of stock and notes payable. The adverse effect on the Company's results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has implemented, or developed plans to implement, a number of actions to address these conditions, including the continued development of projects acquired in connection with the acquisition of VPSH and MOS, which management believes will provide opportunities for growth of the Company's services within the prescription drug and healthcare industry. Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twenty-four months. However, there can be no assurances to that effect, as the Company expects minimal revenues, and additional funding will be necessary for the Company's development plans and projects. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months, management believes the Company has viable plans to continue as a going concern. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

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


NOTE 3-NOTES PAYABLE
--------------------------------------------------------------------


                                                       Current
Commercial Holding AG, LLC unsecured                   Portion     Total Debt
open line of creditof $1,000,000, interest             --------     --------
10% per annum, advanced 3-31-2008                      $150,000     $150,000
                                                       ========     ========


NOTE 4- NOTES PAYABLE TO RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS
---------------------------------------------------------------------------

Funds are advanced from various related  parties  including one of the Company's
Directors,  Scott A. Haire, and entities managed by him. Other  shareholders may fund the Company as necessary to meet working capital requirements and expenses.
The advances are made pursuant to note  agreements that bear interest at 10% per annum. Accrued interest on related party debt amounted to $239,819, at March 31,
2008.
                                                                                   Total Debt
                                                                                   ----------
HEB, LLC, Scott A. Haire, manager, unsecured, three open lines of credit totaling $1,150,000
  No maturity date, interest at 10% per annum,                                     $  799,015


Investment Firm, unseured, currently due                                               21,900

NewMarket Technology, Inc., unsecured, will automatically convert on
  October 1, 2008 to 450,000 shares of stock or the equivalent of
  $900,000 current stock value but limited to 675,000 shares;
  non interest bearing                                                                900,000

Nevada Multicare LLC, Scott A. Haire, owner unsecured, open
  line of credit $150,000, interest at 10% per annum                                   73,805


Scott A. Haire, unsecured, open line of credit $50,000, at 10% per annum               22,400


Anthony Chamblin, unsecured, currently due, including interest at
  10% per annum                                                                        10,000

                                                                                   ----------
                                                    Total Current Balance          $1,827,120
                                                                                   ==========

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

(a)  Federal Payroll Taxes
--------------------------
     During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at March 31, 2008, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

(b)  Prior Operations
---------------------
     The Company had been inactive for some time and was reorganized in August 2006 through business acquisitions. Management believes that there are no valid outstanding liabilities or other claims from its operations prior to reorganization. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations, and because of the likelihood that a very old liability would not still be valid, no amounts have been accrued in these financial statements for any such items.

(c)  Claims from Creditors
--------------------------
     MOS has received a claim from Bell South for an advertising fee. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

(d)  Class B Preferred Stock Dividend
-------------------------------------
     Pursuant to an agreement with Growth Fund, the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

(e)  Securities and Exchange Act of 1934 Filings.
-------------------------------------------------
     The Company was late in filing its annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004, and 2005, and required current reports on Form 8-K. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

(f)  Litigation
---------------
     MOS is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is vigorously defending the litigation and considers the claim to be without merit. A loss contingency has not been accrued for in the financial statements. The Company is also involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes that these two claims will not have a material effect on the financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company was a development stage company until August 28, 2006, at which time it emerged from development stage status upon the acquisition of MBHC, and its wholly owned operating subsidiaries, VPSH, and EHLLC. Prior to the emergence from development stage status, no ongoing operations were conducted and no revenues were generated prior to the acquisition.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of MOS. Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS's outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of the Company's common stock, and (b) a two- year convertible promissory note in the principle amount of $900,000.

The Company generated revenue of $183,391 with cost of sales of $18,241, and incurred $317,903 in operating expenses (including interest income and expense), resulting in a $152,753 loss during the first quarter ended March 31, 2008.

The Company generated revenue of $616,462 with cost of sales of $402,352, and incurred $306,990 in operating and interest expenses, resulting in a $92,880 loss during the first quarter ended March 31, 2007.

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

Veriscrip Business Model and Market Strategy
--------------------------------------------

The business model for our Veriscrip products and services is primarily based upon the selling and operation of real-time controlled prescription drug monitoring for state agencies, which pay for the services. Our fees are composed of license fees and transaction fees. We believe that these fee components are a standard practice for electronic solutions and will be accepted in the market. In addition, a small amount of revenue may be derived from electronic networks with which we have established connectivity to reach pharmacies and Pharmacy Benefit Managers (PBMs). We expect that our typical customer will be a state or federal agency and can be classified as follows:

     Primary Paying Customer: State agencies who contract with us to provide controlled prescription management solutions within their jurisdiction, typically a state, and the regulators they employ to manage the administration of prescription drugs within their states.

     Parties Involved: Prescribers, including physicians, nurse practitioners, psychiatrists, and dentists, as well as pharmacies, are participants as they are directly involved in the authorization and dispensing of controlled prescription drugs. We service these parties per our agreements with state sponsors; however, we have not forecasted, nor do we expect to, derive revenue for our core functionality from these parties for our core product offering. Future value-added transaction sets and functionality may garner additional revenue.

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

From January through April of 2004, the Veriscrip solution was programmed and beta-tested at two pilot sites in Harlan and Perry counties in Southeastern Kentucky. During this period, our solution was previewed by several third parties, including the state licensure board president and a key legislator. On April 28, 2004, the first real-time electronic prescription was transmitted and received using the Veriscrip System at a rural clinic in Harlan County, Kentucky. A second pilot project was conducted at a medical center practice and pharmacy in Hazard, Kentucky. On October 15, 2004, and the first public demonstration of our Veriscrip System was conducted at the annual National Technology Meeting for State Prescription Drug Monitoring Programs in Lexington, Kentucky, sponsored by the National Alliance for Model State Drug Laws.

The University of Louisville ("U of L") School of Public Health and Information Sciences initiated an assessment of our Kentucky pilot projects in October 2004. The Assessment Report recommended that, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescribers' data to move in real-time from prescribers to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. All of the recommendations have been met, and we will continue in 2008 to present our program.

During the next twelve months, we expect to present the findings of the U of L Assessment Report to interested state and federal regulatory agencies, as well as a related report prepared for the California HealthCare Foundation in 2004 that concludes productivity and opportunity costs, if any, are minimal, and additional savings may be accrued from "downstream time savings, chiefly from electronic data transmission and more thorough order entry (resulting in fewer pharmacy callbacks for clarification and revision)." We also plan to have a presence at national meetings and conferences of law enforcement and regulatory professions, at which to demonstrate the Veriscrip System. We cannot, however, predict whether, or give any assurance that, these reports and endeavors will result in any sales of our Veriscrip System or, if such sales are achieved, whether we will be able to fulfill obligations under such sales with our current funding levels.

We believe that our Veriscrip System has several advantages in this emerging market, key among which are:

     First to Operate a Real-Time Solution: We believe that the Veriscrip pilot project in Kentucky is the first state-backed real time electronic prescription drug monitoring program (PDMP) in the United States. This experience provides us with an opportunity to work with regulators and state governments to fine tune an overall product offering, and provides a potential advantage in marketing to other states.

     Single Focus: Unlike many potential competitors, Veriscrip has one focus--the provision of controlled prescription compliance solutions to state agencies. By maintaining a simple focus, we can maximize our resources. Although our management personnel have a deep and varied base of experience in related healthcare solutions (i.e., records management, healthcare privacy solutions) of our competitors, our simple focus helps to avoid management distractions that might otherwise be focused toward these related areas.

Our Veriscrip marketing strategy is to position Veriscrip such that user barriers to adoption are minimized, leveraging existing complementary vendors rather than competing with them and combining a set of services that both uniquely meets the regulatory monitoring needs of state agencies and resolves current problems facing prescribers and pharmacies. Our current marketing efforts are focused on states that appear to be aware of the prescription drug problems within their state, have drafted bills or commissioned studies on prescription drug abuse, and have some drug monitoring system or plan currently in place. These criteria will assist in identifying target states for marketing efforts, but contacts and relationships of management will play essential roles in securing audience with state decision makers.

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

MOS Business Model and Market Strategy
--------------------------------------

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

The following are MOS's anticipated primary sources of revenue:

     License Fees: For each of the software solutions whether Practice Management or Electronic Medical Records there is a license fee collected. The amount of each fee varies upon the scope of the installation and number of users. This one-time fee is independent of any on-going maintenance fees paid.

     Upgrade Fees: As newer and improved versions of the software products are released, an upgrade fee is collected from the customer. Since many of the transactions that emerge from the software are regulated standards, these upgrades are issued annually and are quickly adopted by the user base.

     Training Fees: Training fees are collected for both new installations and for existing installations that have a need to train new staff or for improved use of the existing product.

     Support Maintenance Fees: We expect to be paid an annual maintenance fee for each installation. These fees are typically collected on the anniversary of the installation for each customer. They allow customers to receive critical updates and support for their products. Support is available via telephone, remotely via the web, or on-site as deemed necessary.

     Transaction Fees: There are multiple transactions generated by the Practice Management Software: Electronic Claims, Electronic Statements, and Electronic Prescriptions. These transactions are all billed to the customer as a per transaction fee or a flat monthly rate option.

     Hardware Sales: In addition to the software solutions, MOS also provides and installs hardware on which the MOS services operate (PC Workstations, Network HW, and Servers).

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

The Company currently has no funds to execute its business plans, and it has no agreements or understandings in place that would provide it with the required funding to execute its business plan.


Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.


Forward-Looking Statements

When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 3. QUANITATIVE AND QUALITATIVE

None

ITEM 4T. CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended March 31, 2008, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. Management believes that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

MOS is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is defending the litigation and considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes these two claims will not have a material effect on the financial position of the Company.

Item 1A. RISK FACTORS

 None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


 None


Item 3. Defaults Upon Senior Securities.

None


Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.
None


Item 6. Exhibits

The following documents are filed as part of this Report:

10.1 Stock Exchange Agreement dated July 20, 2006 between Equity Technologies & Resources, Inc., MB Holding Corporation, and H.E.B., LLC. (Incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

10.2 Stock Cancellation Agreement (Class B Common Stock) dated July 20, 2006 between Equity Technologies & Resources, Inc., and MLH INVESTMENTS, LLC (Incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

10.3 Form of Debt Exchange Agreement between Equity Technologies & Resources, Inc., and Holder (Incorporated by reference to Exhibit10.22 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

10.4 Stock Exchange Agreement dated October 6, 2006, by and between VirtualHealth Technologies, Inc., NewMarket Technology, Inc., and Medical Office Software, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 2006).

10.5 Convertible Promissory Note dated October 6, 2006, issued by VirtualHealth Technologies, Inc. (Incorporated by reference to Exhibit
        10.2 to the Company's Current Report on Form 8-K filed with the Commission on October 12, 2006).

31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VIRTUALHEALTH TECHNOLOGIES, INC.
                                                (Registrant)



Date: May  12, 2008                             By   /s/ James M. Renfro
                                                ------------------------
                                                James M. Renfro,
                                                President