Form 10-Q
period 2008-06-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2008-08-12
CIK 830741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2008

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

Non-accelerated  filer  |_|                      Smaller reporting company |X|
(Do not check if a smaller  reporting  company)


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding as of August 1, 2008
         -----                          --------------------------------
     Common Stock                                  42,701,533

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements                                               Page

     Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
     and  December 31, 2007 (audited)                                          3

     Unaudited Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 2008 and 2007             4

     Unaudited Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2008 and 2007                       5

     Notes to Unaudited Condensed Consolidated Financial Statements          6-8

Item 2:   Management's Discussion and Analysis or Plan of Operation         9-13

Item 3:    Quantitative and Qualitative Disclosures about Market Rick         13

Item 4T:  Controls and Procedures                                             13


PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                   13

Item 1A:  Risk Factors                                                        13

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3:   Defaults upon Senior Securities                                     14

Item 4:   Submission of Matters to a Vote of Security Holders                 14

Item 5:   Other Information                                                   14

Item 6:  Exhibits                                                             14

Signatures                                                                 14-16



                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                                                              Unaudited       Audited
                                                                               June 30,     December 31,
ASSETS                                                                           2008           2007
------                                                                       -----------    -----------
CURRENT ASSETS:
Cash                                                                         $   256,193    $   226,393
Accounts Receivable, net                                                          56,785        100,583

Notes Receivable                                                                 600,000           --
                                                                             -----------    -----------
Total current assets                                                             912,978        326,976
                                                                             -----------    -----------


Property and Equipment, net                                                        3,725          5,269


Goodwill                                                                       1,228,856      1,228,856
Other Assets                                                                      10,000           --
                                                                             -----------    -----------
Total Other Assets                                                             1,238,856      1,228,856
                                                                             -----------    -----------

TOTAL ASSETS                                                                 $ 2,155,559    $ 1,561,101
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:

Notes Payable- Related Parties                                               $ 2,535,470    $ 1,680,926
Accounts Payable - Trade                                                         414,520        421,756
Accrued Payroll and Payroll Taxes                                                 22,585         33,554
Accrued Interest                                                                 266,638        220,496
Other Accrued Liabilities                                                          5,946          2,337
Dividends Payable                                                                 33,750         33,750

                                                                             -----------    -----------
Total current liabilities                                                      3,278,909      2,392,819
                                                                             -----------    -----------

Total liabilities                                                              3,278,909      2,392,819
                                                                             -----------    -----------

STOCKHOLDERS' DEFICIENCY:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
300,000 Designated as Class B                                                       --             --
Preferred stock, Class B - $0.001 par value, 300,000 shares designated,
70,000 issued and outstanding as of June 30, 2008 and
December 31, 2007                                                                     70             70
Common stock - $0.001 par value, 100,000,000 shares authorized,
42,701,533 issued and outstanding as of June 30, 2008 and December 31,2007        42,702         42,702
Additional paid-in capital                                                     1,405,132      1,405,132
Stock Subscription Receivable                                                    (89,904)       (89,904)
Retained Earnings                                                             (2,481,350)    (2,189,718)
                                                                             -----------    -----------
Total Stockholders' Deficiency
                                                                              (1,123,350)      (831,718)
                                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $ 2,155,559    $ 1,561,101
                                                                             ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.






               VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
               -------------------------------------------------

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
          -----------------------------------------------------------


                                           THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                               ENDED           ENDED           ENDED          ENDED
                                           June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007
                                           ------------    ------------    ------------    ------------

REVENUES                                   $    215,278    $    359,649    $    398,669    $    976,111


COST OF SALES                                   (21,966)       (187,673)        (40,207)       (590,025)


GROSS PROFIT                                    193,312         171,976         358,462         386,086

OPERATING EXPENSES:
     Selling, general and administrative       (305,611)       (272,632)       (600,990)       (556,449)
                                           ------------    ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                (112,299)       (100,656)       (242,528)       (170,363)

OTHER INCOME (EXPENSES):
     Interest Income                              2,227             239           3,630             239

     Interest (Expense)                         (28,807)        (15,422)        (52,734)        (38,595)
                                           ------------    ------------    ------------    ------------
NET LOSS                                   $   (138,879)   $   (115,839)   $   (291,632)   $   (208,719)
                                           ============    ============    ============    ============


Basic loss per common share                $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)
                                           ============    ============    ============    ============

Weighted average number of common shares
     outstanding basic and diluted           42,701,533      42,701,533      42,701,533      42,701,533
                                           ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.




                VIRTUALHEALTH TECHNOLOGIES INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

--------------------------------------------------------------------------------
                                                             2008         2007
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(291,632)   $(208,719)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization                             1,544        1,544
    Non-cash expenses                                          --           --
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable-trade         43,798       31,937
    Increase (decrease) in accounts payable                  (7,234)     227,086
    Increase (decrease) in accrued payroll                  (10,970)     (39,913)
    Increase (decrease) in accrued expenses                   3,609       (5,899)
    Increase (decrease) in deferred revenue                    --         32,580
    Increase (decrease) in accrued interest                  46,141       30,947
                                                          ---------    ---------
    Net cash (used) in operating activities                (214,744)      69,563
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds (Purchases)  from note receivable             (600,000)     (47,250)
    Purchases of property and equipment                     (10,000)      (1,652)
                                                          ---------    ---------
    Net cash provided by (used) in investing activities    (610,000)     (48,902)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable - related party             884,544      153,916
    Principal payments on notes payable-related party       (30,000)    (170,750)
    Proceeds from sale of common stock                         --        100,000
                                                          ---------    ---------
    Net cash provided by financing activities               854,544       83,166
                                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH                              29,800      103,827

CASH, beginning of period                                   226,393      125,330
                                                          ---------    ---------

CASH, end of period                                       $ 256,193    $ 229,157
                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest                      $    --      $    --
Cash paid during period for income taxes                  $    --      $    --

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
June 30, 2008: None
June 30, 2007: None


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
                -------------------------------------------------

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.


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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-Q, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company's audited consolidated financial statements and notes for the year ended December 31, 2007.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2008 and 2007, are not necessarily indicative of the results for the full year.

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


NOTE 3-NOTES RECEIVABLE
-----------------------

                                                    Current       Total
                                                    Portion       Receivable
                                                   ----------     ----------
Private Access, Inc. secured open line
of credit of $1,500,000, interest 10%
per annum, advanced  6-30-2008                     $  600,000     $  600,000
                                                   ==========     ==========




NOTE 4- NOTES PAYABLE TO RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS
---------------------------------------------------------------------------

Funds are advanced from various related  parties  including one of the Company's
Directors, Scott A. Haire, and entities managed by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.
The advances are made pursuant to note agreements that bear interest at 10% per annum. Accrued interest on related party debt amounted to $266,638 and $220,496, at June 30, 2008 and December 31, 2007, respectively

                                                                         June 30, 2008  December 31, 2007
                                                                         --------------------------------
                                                                         Total Debt       Total Debt
                                                                         ----------       ----------
HEB, LLC, Scott A. Haire, manager, unsecured, three open lines of
credit No maturity date, interest at 10% per annum                       $1,207,365       $  652,821

Investment Firm, unsecured, currently due                                    21,900           21,900

NewMarket Technology, Inc., unsecured, will automatically convert on October 1, 2008 to 450,000 shares of stock or the equivalent of $900,000 current stock value but limited to 675,000 shares;
non-interest bearing                                                        900,000          900,000

Nevada Multicare LLC, Scott A. Haire, owner unsecured, open line
of credit $150,000, interest at 10% per annum                                73,805           73,805

Scott A. Haire, unsecured, open line of credit $50,000, at 10% per
annum                                                                        22,400           22,400

Commercial Holding AG, LLC                                                  300,000             --

Anthony Chamblin, unsecured, currently due, including interest at
10% per annum                                                                10,000           10,000
                                                                         ----------       ----------
                                      Total Current Balance              $2,535,470       $1,680,926
                                                                         ==========       ==========


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

(a) Federal Payroll Taxes
-------------------------
     During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at June 30, 2008, but will be subject to further research of the Company's historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

(b) Prior Operations
    ----------------
     The Company had been inactive for some time and was reorganized in August 2006 through business acquisitions. Management believes that there are no valid outstanding liabilities or other claims from its operations prior to reorganization. If a creditor were to come forward and claim a liability, the Company has committed to contest the claim to the fullest extent of the law. Due to various statutes of limitations, and because of the likelihood that a very old liability would not still be valid, no amounts have been accrued in these financial statements for any such items.

(c) Claims from Creditors
    ---------------------
     MOS has received a claim from Bell South for an advertising fee. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

(d) Class B Preferred Stock Dividend
    --------------------------------
     Pursuant to an agreement with Growth Fund, the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

(e) Securities and Exchange Act of 1934 Filings
    -------------------------------------------
     The Company was late in filing its annual reports on Form 10-KSB for the years ended December 31, 2003 and 2004 and their quarterly reports on Form 10-QSB for the quarterly periods ended in 2003, 2004, and 2005, and required current reports on Form 8-K. As a result, the Company and its officers and directors could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

(f) Litigation
    ----------
     MOS is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is vigorously defending the litigation and considers the claim to be without merit. A loss contingency has not been accrued for in the financial statements. The Company is also involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes that these two claims will not have a material effect on the financial position of the Company.

(g) Note
    ----
     On May 19, 2008, VirtualHealth Technologies, Inc. (the "Company") entered into a Loan, Investment and Security Agreement, in substantially the form filed herewith as Exhibit 10.25 (the "Agreement"), with Private Access, Inc., a California corporation (the "Borrower"), under which the Company agreed to lend to the Borrower up to an aggregate of $1,500,000 (the "Loan"), as evidenced by a Secured Promissory Note in substantially the form filed herewith as Exhibit 10.26 (the "Note"). Unless otherwise determined under the terms of the Note, and accounting for previous disbursements made by the Company to Borrower as described in the Agreement, the remainder of the Loan is to be disbursed in advances of $150,000 to the Borrower on a monthly basis from June 10, 2008, through December 10, 2008 (each an "Advance"). The Note bears interest at a rate of three-quarters of one percent per month, and the aggregate amount of all Advances together with all accrued but unpaid interest on the Note are due and payable on June 30, 2010.

     The Agreement also provides that, if the Company makes all timely Advances under the Note for a period determined under the Agreement, (a) on or prior to December 15, 2008, the Borrower will issue and deliver to the Company a certificate for 105,625 shares of common stock, no par value per share, of the Borrower (the "Common Stock"), and (b) for a period of ten days following Company's receipt of the Repayment Notice (as defined in the Note), the Company will have an option to purchase from the Borrower the number of shares of Common Stock of the Borrower equal to five percent (5%) of the fully-diluted capital stock of the Borrower as of the date of such Repayment Notice, for an aggregate purchase price of $1,500,000.




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


The Company generated revenue of $398,669 with cost of sales of $40,207, and incurred $650,094 in operating expenses (including interest income and expense), resulting in a $291,632 loss during the six months ended June 30, 2008.


The Company generated revenue of $976,111 with cost of sales of $590,025, and incurred $594,805 in operating and interest expenses, resulting in a $208,719 loss during the six months ended June 30, 2007.


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

     During the past twelve months we have successfully increased the exposure of the Veriscrip solution via our participation and presence in several industry conferences including the National Association of Drug Diversion Investigators Annual Training and the National Alliance for Model State Drug Laws Annual Technology Conference. As a result of this exposure we have been invited to privately present our solution to several state regulatory agencies interested in an upgrade to their existing retrospective systems. In each instance overwhelming support for the benefit of a real-time system was given, the next step for the states would be to formulate the appropriate language in the form of legislation for such a system. We cannot, however, predict whether, or give any assurance that, these endeavors will result in any sales of our Veriscrip System or, if such sales are achieved, whether we will be able to fulfill obligations under such sales with our current funding levels.

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

     Single Focus: Unlike many potential competitors, Veriscrip has one focus--the provision of controlled prescription compliance solutions to state agencies in the most secure manner possible. By maintaining a simple focus, we can maximize our resources. Although our management personnel have a deep and varied base of experience in related healthcare solutions (i.e., records management, healthcare privacy solutions) of our competitors, our simple focus helps to avoid management distractions that might otherwise be focused toward these related areas.

     Our Veriscrip marketing strategy is to position Veriscrip such that user barriers to adoption are minimized, leveraging existing complementary vendors rather than competing with them and combining a set of services that both uniquely meets the regulatory monitoring needs of state agencies and resolves current problems facing prescribers and pharmacies. Our current marketing efforts are focused on states that appear to be aware of the prescription drug problems within their state, have drafted bills or commissioned studies on prescription drug abuse, and have some drug monitoring system or plan currently in place. These criteria will assist in identifying target states for marketing efforts, but contacts and relationships of management will play essential roles in securing an audience with state decision makers.

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

Entry into a Material Definitive Agreement.

         On May 19, 2008, VirtualHealth Technologies, Inc. (the "Company") entered into a Loan, Investment and Security Agreement, with Private Access, Inc., a California corporation (the "Borrower"), under which the Company agreed to lend to the Borrower up to an aggregate of $1,500,000 (the "Loan"), as evidenced by a Secured Promissory Note. Unless otherwise determined under the terms of the Note, and accounting for previous disbursements made by the Company to Borrower as described in the Agreement, the remainder of the Loan is to be disbursed in advances of $150,000 to the Borrower on a monthly basis from June 10, 2008, through December 10, 2008 (each an "Advance"). The Note bears interest at a rate of three-quarters of one percent per month, and the aggregate amount of all Advances together with all accrued but unpaid interest on the Note are due and payable on June 30, 2010. See 8-K filed May 22, 2008.

         The Agreement also provides that, if the Company makes all timely Advances under the Note for a period determined under the Agreement, (a) on or prior to December 15, 2008, the Borrower will issue and deliver to the Company a certificate for 105,625 shares of common stock, no par value per share, of the Borrower (the "Common Stock"), and (b) for a period of ten days following Company's receipt of the Repayment Notice (as defined in the Note), the Company will have an option to purchase from the Borrower the number of shares of Common Stock of the Borrower equal to five percent (5%) of the fully-diluted capital stock of the Borrower as of the date of such Repayment Notice, for an aggregate purchase price of $1,500,000.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
--------------------------------------------------------------------------------


ITEM 4T. CONTROLS AND PROCEDURES

     As indicated in the certifications in Exhibit 31 of this report, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended June 30, 2008, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. Management believes that the Company's failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.

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

10.6 Promissory Note dated May 19, 2008, issued by Private Access Inc. (Incorporated by reference to the Company's Current Report on From 8-K filed with the Commission on May 22, 2008).

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

                                                VIRTUALHEALTH TECHNOLOGIES, INC.
                                                (Registrant)



Date: August 12, 2008                           By   /s/ James M. Renfro
                                                     -------------------
                                                     James M. Renfro,
                                                     President