Form 10-Q
period 2008-09-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2008-11-13
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 33-20582

Virtualhealth Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

325 West Main Street, Suite 240
Lexington, Kentucky 40503
(Address of principal executive offices)
(Zip Code)

(859) 455-9255
(Registrant’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2008
Common Stock	42,701,533

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2008 (UNAUDITED)
AND DECEMBER 31, 2007
ASSETS	September 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash	$126,719	$226,393
Accounts Receivable	67,164	100,583
Notes Receivable, net	1,050,000	--
Total current assets	1,243,883	326,976
Property and Equipment, Net	3,725	5,269
Goodwill	1,228,856	1,228,856
Other Assets	10,000	--
TOTAL ASSETS	$2,486,464	$1,561,101
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable - Trade	$408,605	$421,756
Notes Payable - Related Parties	2,967,405	1,680,926
Note Payable	10,000	--
Accrued Payroll and Payroll Taxes	--	33,554
Accrued Interest	297,053	220,496
Other accrued Liabilities	2,201	2,337
Dividends Payable	33,750	33,750
Total current liabilities	3,719,014	2,392,819
TOTAL LIABILITIES	3,719,014	2,392,819

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2008 (UNAUDITED)
AND DECEMBER 31, 2007 (continued)
	September 30, 2008	December 31, 2007
Stockholders' Deficiency
Preferred stock - $0.001 par value, 10,000,000
shares authorized; 300,000 shares
Designated as Class B	--	--
Preferred stock, Class B - $0.001 par value,
300,000 shares designated, 70,000 issued and
outstanding as of September 30, 2008
and December 31, 2007	70	70
Common stock - $0.001 par value,
100,000,000 shares authorized, 42,701,533
issued and outstanding as of September 30,
2008 and December 31, 2007	42,702	42,702
Additional paid-in capital	1,405,132	1,405,132
Stock Subscription Receivable	(89,904)	(89,904)
Retained Earnings	(2,590,550)	(2,189,718)
Total stockholders’ deficiency	(1,232,550)	(831,718)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,486,464	$1,561,101

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
REVENUES:	2008	2007	2008	2007
Total Revenue	$174,678	$201,450	$573,347	$1,177,561
Cost of Sales	(24,714)	(91,803)	(64,921)	(681,827)
Gross Profit	149,964	109,647	508,426	495,734
OPERATING EXPENSES:
Selling, General and administrative	(232,402)	(294,400)	(833,392)	(850,850)
LOSS FROM CONTINUING OPERATIONS	(82,438)	(184,753)	(324,966)	(355,116)
OTHER INCOME (EXPENSES):
Interest Income	25,280	896	28,910	1,135
Interest (Expense)	(52,042)	(12,460)	(104,776)	(51,055)
NET LOSS	(109,200)	(196,317)	(400,832)	(405,036)
Current tax expense	--	--	--	--
Deferred tax expense	--	--	--	--
NET LOSS	$(109,200)	$(196,317)	$(400,832)	$(405,036)
Basic loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares	42,701,533	42,701,533	42,701,533	42,148,291

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss	$(400,832)	$(405,036)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation and amortization	1,544	1,544
Changes in assets and liabilities:
(Increase) decrease in accounts receivable-trade	33,419	200,681
(Increase) decrease in other receivables	--	(624)
(Increase) decrease in accounts payable	(13,151)	263,592
(Increase) decrease in accrued payroll	(33,554)	(60,859)
Increase (decrease) in accrued expenses	(136)	(6,510)
Increase (decrease) in deferred revenue	--	32,580
Increase (decrease) in accrued interest	76,557	26,920
Net cash flows used in operating activities	(336,153)	52,288
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of note receivable	(1,050,000)	(47,250)
Payments received on note receivable	--	20,980
Purchases of property and equipment	(10,000)	(1,652)
Net cash provided by (used) in investing activities	(1,060,000)	(27,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	1,734,544	214,130
Principal payments on notes payable - related party	(438,065)	(170,750)
Proceeds from sale of common stock	--	100,000
Net cash provided by financing activities	1,296,479	143,380
NET INCREASE (DECREASE) IN CASH	(99,674)	167,746
CASH, beginning of period	226,393	125,330
CASH, end of period	$126,719	$293,076

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (continued)
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$--	$--
Cash paid during period for income tax	$--	$--
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
September 30, 2008: None
September 30, 2007:

During June of 2007 MLH Investment LLC was issued 887,500 shares of common stock for $200,000, or $0.23 per share. This was partially paid by $100,000 in cash and $10,095 netted against a note payable. The remaining $89,905 was recorded as a subscription receivable.

During January of 2007, HEB (a related entity of the Company) made payments to the IRS for accrued payroll related taxes for the Company in the amount of $12,133. The Company recorded these payments as a reduction to accrued payroll tax and an increase to notes payable related party.

VIRTUALHEALTH Technologies, Inc. and SubsidiarIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE NINE MONTHS ENDED SEPTEMBER30, 2008 AND 2007.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-Q, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB. The results of operations for the periods ended September 30, 2008 and 2007, are not necessarily indicative of the results for the full year.

NOTE 2 – GOING CONCERN

The Company has current liabilities in excess of current assets and has a stockholders’ deficiency. The Company has had limited operations and has not been able to develop an ongoing, reliable source of revenue to fund its existence. The Company’s day-to-day expenses have been covered by proceeds obtained, and services paid by, the issuance of stock and notes payable. The adverse effect on the Company’s results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management has implemented, or developed plans to implement, a number of actions to address these conditions, including the continued development of projects acquired in connection with the acquisition of VPSH and MOS, which management believes will provide opportunities for growth of the Company’s services within the prescription drug and healthcare industry. Management’s plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company for the next twenty-four months. However, there can be no assurances to that effect, as the Company expects minimal revenues, and additional funding will be necessary for the Company’s development plans and projects. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities. Therefore, for at least the next twenty-four months, management believes the Company has viable plans to continue as a going concern. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company’s results from operations.

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding and the success of its future operations. The Company’s ability to achieve these objectives cannot be determined at this time.

NOTE 3- NOTES RECEIVABLE

	Current	Total
	Portion	Receivable

Private Access, Inc. secured open line of credit
of $1,500,000, interest 10% per annum,
Accrued interest receivable at September 30,
2008 was $28,219.	$1,050,000	$1,050,000

NOTE 4- NOTES PAYABLE TO RELATED PARTY AND OTHER RELATED PARTY TRANSACTIONS

Funds are advanced from various related parties including one of the Company's Directors, Scott A. Haire, and entities managed by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum. Accrued interest on related party debt amounted to $297,053 and $220,496, at September 30, 2008 and December 31, 2007, respectively

	September 30,	December 31,
	2008	2007
	Total Debt	Total Debt
HEB, LLC, Scott A. Haire, manager, unsecured, three open
lines of credit No maturity date, interest at 10% per annum,
Interest as of September 30, 2008 was $266,930.	$974,300	$652,821
Investment Firm, unsecured, currently due	21,900	21,900
NewMarket Technology, Inc., unsecured, will convert on
October 1, 2008 to 450,000 shares of stock or the
equivalent of $900,000 current stock value but limited to
675,000 shares; non-interest bearing, currently in default	900,000	900,000
Nevada Multicare LLC, Scott A. Haire, owner unsecured,
open line of credit $150,000, interest at 10% per annum;
accrued interest as of September 30, 2008 was $27,348	73,805	73,805
Scott A. Haire, unsecured, open line of credit $50,000, at
10% per annum; accrued interest as of September 30,
2008 was $9,150.	22,400	22,400
Commercial Holding AG, LLC; accrued interest as of
September 30, 2008 was $22, 708.	975,000	--
Anthony Chamblin, unsecured, currently due, including
interest at 10% per annum; interest as of September 30,
2008 was $5,366.	10,000	10,000
Total Current Balance	$2,977,405	$1,680,926

NOTE 5 – COMMITMENTS AND CONTINGENCIES

    (a) Federal Payroll Taxes

During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have not been recorded as accounts payable at September 30, 2008, but will be subject to further research of the Company’s historical tax records and of the statutes of limitations related to such liabilities, and to negotiations with the Internal Revenue Service.

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

(d) Class B Preferred Stock Dividend – Pursuant to an agreement with Growth Fund, the Company agreed to pay a dividend on the Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. During 2003, a demand was made by Growth Fund through the circuit courts for the dividend payment, which the Companies had not paid. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

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

(f) Litigation – MOS is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is vigorously defending the litigation and considers the claim to be without merit. A loss contingency has not been accrued for in the financial statements. The Company is also involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes that these two claims will not have a material effect on the financial position of the Company.

(g) Note. On May 19, 2008, the Company entered into a Loan, Investment and Security Agreement (the “Agreement”) with Private Access, Inc., a California corporation (the “Borrower”), under which the Company agreed to lend to the Borrower up to an aggregate of $1,500,000 (the “Loan”), as evidenced by a Secured Promissory Note (the “Note”). Forms of both the Agreement and the Note were filed as exhibits to the Company’s Current Report on Form 8-K, dated May 19, 2008. Unless otherwise determined under the terms of the Note, and accounting for previous disbursements made by the Company to Borrower as described in the Agreement, the remainder of the Loan is to be disbursed in advances of $150,000 to the Borrower on a monthly basis from June 10, 2008, through December 10, 2008 (each an “Advance”). The Note bears interest at a rate of three-quarters of one percent per month, and the aggregate amount of all Advances together with all accrued but unpaid interest on the Note are due and payable on June 30, 2010.

The Agreement also provides that, if the Company makes all timely Advances under the Note for a period determined under the Agreement, (a) on or prior to December 15, 2008, the Borrower will issue and deliver to the Company a certificate for 105,625 shares of common stock, no par value per share, of the Borrower, and (b) for a period of ten days following Company’s receipt of the Repayment Notice (as defined in the Note), the Company will have an option to purchase from the Borrower the number of shares of such common stock of the Borrower equal to five percent (5%) of the fully-diluted capital stock of the Borrower as of the date of such Repayment Notice, for an aggregate purchase price of $1,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company was a development stage company until August 28, 2006, at which time it emerged from development stage status upon the acquisition of MBHC, and its wholly owned operating subsidiaries, VPSH, and EHLLC. Prior to the emergence from development stage status, no ongoing operations were conducted and no revenues were generated prior to the acquisition.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of MOS. Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’s outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of the Company’s common stock, and (b) a two- year convertible promissory note in the principle amount of $900,000.

The Company generated revenue of $573,347 with cost of sales of $64,921, and incurred $833,392 in operating expenses, interest income of $28,910, and interest expense of $104,776, resulting in a $400,832 loss during the nine months ended September 30, 2008.

Plan of Operation

The Company’s primary business focus is healthcare technology. We are still in the early stage of our development and will have to raise additional capital, either through the sale of equity or through debt financing to meet our contractual obligations, and continue operations. We have developed a proprietary software solution tailored toward object security and primarily utilized this software in products and services we offered under the name VeriscripTM.

With the acquisition of MOS, the Company services a client base of over 1,500 early technology adopters. As Veriscrip is deployed in states where MOS has a base of users, we believe that we can leverage those users’ familiarity with the Company and its technology solutions as initial sites for testing Veriscrip services.

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

The University of Louisville ("U of L") School of Public Health and Information Sciences initiated an assessment of our Kentucky pilot projects in October 2004. The Assessment Report recommended that, "there may be significant benefits for the state to move ahead now with the proposed technology, either as an alternative or an enhancement for the existing KASPER ("Kentucky All-Schedule Prescription Electronic Reporting" system), or, potentially, as a plug-in to KASPER, providing a way for prescribers’ data to move in real-time from prescribers to dispenser to the regulatory side," but notes, "[t]he major barrier to implementation will be resistance by physicians because of productivity costs and opportunity costs in the context of emerging health information exchange technologies." The Assessment Report also includes an appendix in which the U of L assessment concludes the Veriscrip(TM) System completely meets 18 criteria, and partially meets another 7 criteria, of the 60 Recommendations for Comparing Electronic Prescribing Systems made by the RAND Electronic Prescribing Advisory Board. All of the recommendations have been met, and we will continue in 2008 to present our program.

During the past twelve months we have successfully increased the exposure of the Veriscrip solution via our participation and presence in several industry conferences including the National Association of Drug Diversion Investigators Annual Training and the National Alliance for Model State Drug Laws Annual Technology Conference. As a result of this exposure, we have been invited to privately present our solution to several state regulatory agencies interested in an upgrade to their existing retrospective systems, and in each instance overwhelming support for the benefit of a real-time system was given. The next step for the states would be to formulate the appropriate language in the form of legislation for such a system. We cannot, however, predict whether, or give any assurance that, these endeavors will result in any sales of our Veriscrip System or, if such sales are achieved, whether we will be able to fulfill obligations under such sales with our current funding levels.

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

Single Focus: Unlike many potential competitors, Veriscrip has one focus—the provision of controlled prescription compliance solutions to state agencies in the most secure manner possible. By maintaining a simple focus, we can maximize our resources. Although our management personnel have a deep and varied base of experience in related healthcare solutions (i.e., records management, healthcare privacy solutions) of our competitors, our simple focus helps to avoid management distractions that might otherwise be focused toward these related areas.

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

The following are MOS’s anticipated primary sources of revenue:

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

Entry into a Material Definitive Agreement.

On May 19, 2008, the Company entered into a Loan, Investment and Security Agreement (the “Agreement”) with Private Access, Inc., a California corporation (the “Borrower”), under which the Company agreed to lend to the Borrower up to an aggregate of $1,500,000 (the “Loan”), as evidenced by a Secured Promissory Note (the “Note”). Unless otherwise determined under the terms of the Note, and accounting for previous disbursements made by the Company to Borrower as described in the Agreement, the remainder of the Loan is to be disbursed in advances of $150,000 to the Borrower on a monthly basis from June 10, 2008, through December 10, 2008 (each an “Advance”). The Note bears interest at a rate of three-quarters of one percent per month, and the aggregate amount of all Advances together with all accrued but unpaid interest on the Note are due and payable on June 30, 2010. For more information, please see the Company’s Current Report on Form 8-K, dated May 19, 2008, with which forms of both the Agreement and the Note were filed as exhibits.

     The Agreement also provides that, if the Company makes all timely Advances under the Note for a period determined under the Agreement, (a) on or prior to December 15, 2008, the Borrower will issue and deliver to the Company a certificate for 105,625 shares of common stock, no par value per share, of the Borrower, and (b) for a period of ten days following Company’s receipt of the Repayment Notice (as defined in the Note), the Company will have an option to purchase from the Borrower the number of shares of such common stock of the Borrower equal to five percent (5%) of the fully-diluted capital stock of the Borrower as of the date of such Repayment Notice, for an aggregate purchase price of $1,500,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements

When used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company’s executive officers, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
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

Item 4t. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes to our internal controls over financial reporting during the period ended September 30, 2008, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. Management believes that the Company’s failure to comply with its SEC reporting obligations is not as a result of weaknesses in its internal controls, but because the Company has not had the financing to complete the reports.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

MOS is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS considers the claim to be without merit and is therefore vigorously defending the litigation. A loss contingency has not been accrued for in the financial statements. The Company is also involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes these two claims will not have a material effect on the financial position of the Company.

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

10.6     Form of Loan, Investment and Security Agreement, dated May 19, 2008, by and between VirtualHealth Technologies, Inc. and Private Access Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2008).

10.7     Form of Promissory Note dated May 19, 2008, issued by Private Access Inc. (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2008).

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2008	VirtualHealth Technologies, Inc. (Registrant) By /s/ James M. Renfro, James M. Renfro, President