Form 10-K
period 2008-12-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2009-04-14
CIK 830741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM 10-K

Annual Report Pursuant
to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2008

Commission file number

33-20582

VirtualHealth Technologies, Inc.

(Name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

PO Box 12012 Lexington, Kentucky 40579	(859) 321-2466
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.0001 Par Value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the common stock held by non-affiliates of the issuer as of June 30, 2008 was approximately $7,592,582.

Shares outstanding of the registrant’s common stock as of March 30, 2009: 46,451,533 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

Background

The Company was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lyn Corporation. The Company was organized as a public company for the purpose of finding a suitable combination partner. On December 6, 1988, the Company changed its name to Equity Gold, Inc.

On December 14, 1989, the Company merged with Gold Equity, Inc., a State of Delaware corporation. The surviving corporation was Equity Gold, Inc. On February 7, 1989, the Company changed its name to Equity AU, Inc.

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

Effective August 25, 2006, in furtherance of its business plan, the Company acquired MB Holding Corporation, a Nevada corporation (“MB Holding”), from H.E.B., LLC, a Nevada limited liability company (“HEB”), in exchange for 34,000,000 (post reverse-split) shares of the Company's common stock. MB Holding, though its wholly-owned subsidiaries, VPS Holding, LLC, a Kentucky limited liability company (“VPSH”), and Envoii Healthcare, LLC, a Nevada limited liability company (“Envoii”), developed and owned certain technologies related to real-time internet prescription drug monitoring. In connection with the acquisition of MB Holding, we (a) effected a 1 for 100 reverse split of our Class A Common Stock, (b) cancelled all of our outstanding Class B Common Stock, (c) amended our Certificate of Incorporation, and (d) changed our name to “VirtualHealth Technologies, Inc.”

On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation (“MOS”). Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’ outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of our common stock, and (b) a two year convertible promissory note in the principle amount of $900,000, which note has been extended until October 2009. The outstanding principal balance of the note may be converted, at the option of NewMarket, into shares of our common stock at the market price of the common stock at the time of conversion; provided, however, that in no event will we be obligated to issue more than 675,000 shares of our common stock upon a conversion. The convertible note will automatically convert into shares of our common stock if the market price for our common stock reaches $2.00 per share.

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
In addition to our Veriscrip products and services, MOS' client base of over 1,500 users is a tremendous asset to VirtualHealth Technologies, Inc. It establishes an existing platform of early technology adopters already familiar with Virtual Health  as a trusted source of  technology solutions for their practice. As Veriscrip is deployed in each state where MOS has a base of users, those users would serve as the initial sites for testing.

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

In 2008 he Company continued to present its program. We have made a vigorous business analysis of the market in which Veriscrip is designed for and have had to make some strategic adjustments to our overall business plan. We now realize that the states are moving much slower than anticipated. Realizing this, we have introduced new products which will allow us to go after markets other than real time drug monitoring programs. Veriscrip is the only company in the market which now can offer a base model program for prescription drug monitoring programs, and then upgrade it to real time with very little investment required from the states as well as little or no interruption in their operations. We are also pursuing the opportunities on the national level with the federal agencies in putting together a pilot program which will test the ability of states to securely exchange prescription drug information, with a goal of doing this in real time. It is our business strategy to place Veriscrip into the forefront as a leader in this technology during these pilot programs.

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

Funding Most of the current funding for PDMP’s is still coming from the Hal Rogers grants given out through the Department of Justice. The overall funding for the monitoring programs are handled differently in every state: for example Louisiana will be funding their program with a $25 fee on pharmacy licenses for a period of five years. We will be analyzing over the next ten to twelve months to see if there is a certain pattern of funding legislation coming from the states. The tight budgets currently faced by the state legislatures are going to make it more difficult for the active agencies seeking new programs to get any state revenue help.

MOS Business Model and Market Strategy

Since its inception, MOS has engaged in the physician practice management system (“PMS”) market. Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout Southeastern Florida as what we believe is the premiere provider of physician practice solutions. MOS began as a developer and marketer of its own PMS solution. At the present, however, MOS focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers. The market segments and products for each of these markets are as follows:

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

Support Maintenance Fees: We expect to be paid an annual maintenance fee for each installation. These fees are typically collected on the anniversary of the installation for each customer. They allow customers to receive critical updates and support for their products. Support is available via telephone, remotely via the Web-site or on-site as deemed necessary.

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
The Company currently has no funds to execute its business plan and it has no agreements or understandings in place that would provide it with the required funding to execute its business plan.

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

The Practice Management industry is fraught with competition dating as far back as the 1980's. Two very distinct characteristics necessary for a company to survive in this highly competitive market is flexibility and foresight. Since its establishment in 1984 MOS has outlived hundreds of its competitors in the field of practice management by leveraging both the foresight to see changes ahead and the flexibility to make those changes immediately. MOS' close ties with its customers provide a unique relationship that allows its software to evolve with its users in a way that other companies cannot. MOS's commitment to bringing only the best of breed to its customers also insures that they deliver what their users need not what the industry feels is important.

Employees

We currently have 11 employees, of which 2 currently provide services for our Veriscrip operations and 9 provide services for our MOS operations. We expect to use consultants, attorneys, and accountants as necessary.

Item 1A. Risk Factors

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

We have incurred net losses since we began operations in 2003. Our net loss was approximately $811,824 for fiscal year 2008 and $805,729 for the fiscal year ended December 31, 2007. We expect to make significant investments in our sales and marketing programs and research and development, resulting in a substantial increase in our operating expenses. Consequently, we will need to generate significant additional revenue to achieve and maintain profitability in the future. We may not be able to generate sufficient revenue from sales of our products and related professional services to become profitable. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. In addition to funding operations through increased revenue, we anticipate that we will need to raise additional capital before reaching profitability. We cannot predict when we will operate profitably, if at all. If we fail to achieve or maintain profitability, our stock price may decline.

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

As a result of a variety of factors discussed in this Report, our revenues for a particular quarter are difficult to predict. Our net sales may grow at a slower rate than we anticipate, or may decline. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations as we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

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

Our Articles and Bylaws may delay or prevent a potential takeover of the Company.

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

“Penny Stock” Limitations.

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

Item 2. Properties.

The Company’s executive offices are located at place 325 West Main Street, Suite 240, Lexington, Kentucky 40507. These offices occupy approximately 796 square feet and are held under a month to month lease with Regency Financial, LLC. The aggregate rental for these office leases is $948.56 per month. The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. MOS’s executive offices are located at 790 E. Broward, Suite 300, Fort Lauderdale, FL 33301. MOS occupies approximately 1,000 square feet which space is owned by an affiliate of a director, and in lieu of annual rent of $26,000, such amount is accounted for as a capital contribution by such person.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities.

Share Price History

     The Company’s common stock is traded in the Over-the-Counter Bulletin board under the trading symbol “VHGI.OB” The following table sets forth the high and low bid information of Company’s common stock for the periods indicated. Note that the over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and that the quotations may not necessarily represent actual transactions in the common stock.

Quarter Ended	High (1)	Low (1)

2008
March 31	$0.73	$0.05
June 30	$0.60	$0.49
September 30	$0.51	$0.35
December 31	$0.21	$0.19

2007
March 31	$0.00	$0.00
June 30	$0.41	$0.41
September 30	$0.25	$0.25
December 31	$0.21	$0.21

Holders of Record

As of March 30, 2009 there were approximately 642 holders of record of the Company’s common stock. The number of holders of record was calculated by reference to the Company’s stock transfer agent’s books.

Dividend Policy

To date, the Company has not paid dividends on its common stock. The payment of dividends on the Company’s common stock, if any, is at the discretion of the board and will depend upon its earnings, if any, the Company’s capital requirements and financial condition, and other relevant factors. See Item 6. “Management’s Discussion and Analysis or Plan of Operation.” The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in its anticipated operations.
Stock Option Plans To date, the Company does not have any stock option plans in place.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Issuance of Securities

During February 2007 the Company issued 70,000 shares on of common stock for consulting expenses valued at $52,500.

During May 2007 the Company issued 887,500 shares of common stock for $100,000 cash, common stock subscription of $89,904 and payment of related party note payable of $10,096.

During 2007, a director, or an entity related to a director of the company, contributed rent valued at $26,000 that was accounted for as a capital contribution.

During 2007, $90,000 of imputed interest on a non-interest bearing related party note payable was accounted for as a capital contribution.

During 2008, the Company issued 1,500,000 and 1,300,000 shares of common stock in exchange for debt in the amount of $300,000 and $260,000 respectively. Stock was issued at $0.20 per share.
During 2008, the Company issued 250,000, 337,500, 112,500, 200,000, and 50,000 shares of common stock in exchange for consulting fees to five firms respectively. The stock was issued at $0.20 per share for the following expenses $50,000, $67,500, $22,500, $40,000 and $10,000 respectively.

Item 6. Selected Financial Data

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

The Company had $87,005 in cash as of December 31, 2008. The Company’s liabilities were $3,926,171 and it had a working capital deficit of $(3,479,284). The Company had $739,708 in revenues during 2008 and $1,396,812 in revenues during 2007, its general and administrative expenses including depreciation were $1,351,111 and $1,995,859, respectively, during these periods and its net losses were $889,870 and $805,729, respectively, during these periods.
The Company does not have sufficient funds to pay its current liabilities. The Company will continue to follow its plan of operation.

Plan of Operation

In 2009, President Obama’s stimulus proposal which includes billions in funding for Healthcare Technology implementation has become the driving force behind a sharp increase in interest by physicians to adopt electronic prescription and electronic health record solutions. VirtualHealth unveiled its strategy for leveraging the billions in federal funding that will be available through the proposed stimulus plan once approved. The plan includes partnerships with several leaders in the area of Community Based HIE (Health Information Exchange) and RHIO (Regional Health Information Organization) development to provide the similar platforms licensed to Private Access that will create the secure environments required for successful adoption. Also included in VHGI’s 2009 strategy is an emphasis on the marketing of its newly designed Practice Management and EHR (Electronic Health Records) solution for its new and nearly 1500 existing customers.

The approval for funding of the National All Scheduled Prescription Electronic Reporting (NASPER) program by congress now paves the way for Veriscrip to create the opportunities to introduce the most comprehensive solution to aid in the growing problem of prescription drug diversion and fraud that is occurring across state lines. Although state managed models are effective in the control of the problem within their borders, little can be done by these systems when a drug diversion suspect travels to neighboring states to fill the illegal prescriptions. Veriscrip’s centralized, real-time fully electronic solution is the key in capturing and reporting this activity to the appropriate authorities in minutes instead of weeks. Numerous presentations are being scheduled on the state and federal level to demonstrate the implementation of such a system.

Envoii Healthcare, LLC changed its name to Secure eHealth, LLC to better reflect it’s focus on eHealth Security products. In 2008 it entered into a licensing agreement with Private Access , Inc. to provide security tools to enhance their existing platform. Private Access, Inc., is a California-based developer of privacy management tools for individuals to determine who, when and under what circumstances others can access and/or use their personal medical information. The association with Private Access will provide a broad audience for Secure eHealth, LLC in introducing it’s secure platforms for exchanging digital health information.

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors and depending upon the entity owned by the company. VPSH, the owner of the Veriscrip System has capital demands to finish development and any customization of its primary system for the tracking of controlled prescriptions, the costs associated with launching the system if successfully developed, the acceptance of the system by each state and market penetration along with other factors that may not be foreseeable at this time. Envoii, has capital requirements to finish development and any customization of its security platform and the launching and distribution of its systems. MOS, even though it has revenues sufficient to support its typical operations, has capital demands from time to time that exceeds its ability to fund itself on its own. Management believes that the Company will need additional funding to grow, there can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plans.

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

Pursuant to an agreement with Growth Fund Partnership, Inc. (“Growth Fund”), the Company agreed to pay a dividend of Class B preferred stock on June 1, 2003, in cash equal to two percent of the value of the Class B Preferred Stock, or in restricted Class A common stock equal to three percent of the value of the Class B Preferred Stock. On August 15, 2003, a demand was made by Growth Fund for the dividend payment, which the Company did not pay. On March 10, 2005, the circuit court dismissed without prejudice this action for lack of prosecution by Growth Fund.

During 2005, the Company, based on discussions with and tax notices from the Internal Revenue Service, became aware of certain potential unpaid payroll taxes and related penalties and interest from 1993 and 1995 totaling $10,500. These liabilities have been recorded as accounts payable and general and administrative expenses at December 31, 2005. The Company has negotiated with IRS and made payments in full satisfaction of the past taxes during 2008.

The Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $948.00 per month. Total rents paid for the years ended December 31, 2008 and 2007 was $10,765 and $9,396 respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company does not have any accounting policies that it believes are critical to facilitate an investor’s understanding of the Company’s financial and operating status.

Recent Accounting Pronouncements

The Company has not adopted any new accounting policies that would have a material impact on the Company’s financial condition, changes in financial conditions or results of operations.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

This information has been omitted as the Company qualifies as a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

     Our financial statements for the year ended December 31, 2008 have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein starting on Page F-1 of the Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identify Directors and Executive Officers

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2008:

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position With Company

Scott A. Haire	44	Chief Executive Officer, Chief Financial Officer and Director

James M. Renfro	62	President

Deborah Jenkins	50	Director

Scott A. Haire—Mr. Haire has been Chief Executive Officer, Chief Financial Officer and a director of the Company since August 28, 2006. Mr. Haire is also Chief Executive Officer, Chief Financial Officer and a director of Wound Management Technologies, Inc. (f/k/a MB Software Corporation) (“WNDM”), a company focused on providing wound care products. Shares of common stock of WNDM are traded over the counter on the OTC:BB. Prior to founding WNDM, Mr. Haire was President of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

James M. Renfro— Mr. Renfro has served as President of the Company since August 28, 2006. Mr. Renfro began his management experience with a tour in the U.S. Marines in Vietnam where he received several decorations, which included three Purple Hearts for wounds in combat. Mr. Renfro earned his BS degree in Business and Governmental Accounting from Cumberland College in Williamsburg, Kentucky with additional studies toward an MBA at both Morehead State and Eastern Kentucky Universities. Afterwards he worked for the Kentucky Democratic Party and the Jefferson County Government. He next secured a position with Rockwell International where he worked for over 20 years. During his tenure with Rockwell he served in key management roles in areas of production, accounting, quality control, as well as sales and service. In each of these functions Jim was recognized as the best in the company operations. Jim's most cherished recognition came in his final year when he received the National Account Sales Award for personally producing over $80mm in sales. Jim then joined a new start up venture as Vice President of Field Operations for GraMag commercial seating. In this position Jim worked with heavy equipment manufacturers to get their products tested and approved for ordering by major trucking companies. He was also instrumental in the development of products to be used by the commercial airlines industry. Jim has a proven track record as a leader and innovator and possesses extensive experience in developing an organization and fueling its momentum to achieve success.

Deborah Jenkins— Ms. Jenkins has served as a Director of the Company since August 28, 2006. Ms. Jenkins is the Managing Member of Cognitive Communications, LLC, a Business Consulting company. She has served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services. Prior to serving in these capacities, she was President of pH Solutions, Ltd, the patent licensee of “safe acids” used in cosmetics, water purification, agriculture, pharmaceutical and many other industries. She has served on many national and international trade association’s boards including the Intel Internet Health Board of Advisors, the American National Standards Institute Health Informatics Standards Board – representing HIBCC (ANSI HISB and the American Society for Automation in Pharmacy (ASAP) where she also served as President and Secretary of the Board. Ms. Jenkins earned a BA degree in English-Minor Journalism from Texas Christian University in 1980.

Board Composition and Committees

Our Board of Directors currently consists of two members, Mr. Haire and Ms. Jenkins. We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion. Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The Board meets periodically throughout the year as necessity dictates. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

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

Director Compensation

We do not pay our directors a fee for attending scheduled and special meetings of our board of directors. We intend to reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. In the future we might have to offer some compensation to attract the caliber of independent board members the Company is seeking.

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

Item 11. Executive Compensation

Summary Compensation Table.

The following table sets forth certain information regarding compensation earned by all individuals serving as our Chief Executive Officer during fiscal year 2008 and our two most highly compensated executive officers (other than the Chief Executive Officer) who served as executive officers during fiscal year 2008 (the “Named Executive Officers”), for each of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($) (*)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Scott Haire, Chief Financial Officer and Chief Executive Officer (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James Renfro, President (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Messrs. Scott Haire and James Renfro became executive officers of the Company upon consummation of the acquisition of MB Holding. None of these individuals received any compensation in excess of $100,000 (annualized) from the Company or any of its subsidiaries (collectively the “Entities”), nor do any of these individuals have any employment agreements, or other compensatory plans or arrangements with any of the Entities, which result or will result from the resignation, retirement or any other termination of such individual’s employment with us or from a change in control of the Company or a change in the individual’s responsibilities following a change in control. We expect that the Company will adjust executive compensation during fiscal 2009.

During the prior year the Company did not compensate its non-executive director. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the non-executive director of the Company.

Option Grants and Exercises in Last Fiscal Year

No options to acquire shares of our common stock were granted to any of the above named individuals prior to the acquisition of MB Holding, nor do these individuals hold any such options. We expect, however, that the Company may grant options to our current officers during fiscal 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of April 14, 2009, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group. As of December 31, 2008, the Company had 46,451,533 shares of common stock outstanding.

Title of	Name And Address	Nature and Amount Directors	Nature and Amount of 5%	Percent
Class	of Beneficial Owners ¹	of Beneficial Ownership	Beneficial Ownership

Common	H.E.B., LLC	24,119,730		51.92%
	777 Main Street
	Suite 3100
	Fort Worth, TX 76102

Common	Scott Al Haire²	24,119,730²		51.92%

Common	James M. Renfro	--		--

Common	Deborah Jenkins	500,000		1%

Common	James W. Stuckert Trust
	James Stuckert UA, DTD 2-10-86		4,497,000	9.68%
		24,619,730	4,497,000	62.6%
All Officers, Directors and 5% owners as a Group		29,116,730

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2)	Represents shares held by H.E.B., LLC, 777 Main Street, Suite 3100, Fort Worth, Texas 76102. Mr. Haire is a one-percent member, but the managing member, of H.E.B., LLC and as such, is deemed to be the beneficial owner of such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company  has a note receivable from a related party in the amount of $75,000. The note bears interest at 10% per annum and is due on demand. Accrued interest at December 31, 2008 was $2,875.

Rent of $26,000 was contributed to the Company by an officer or a related entity of the officer and accounted for as a capital contribution for 2008 and 2007.

Scott Haire, Company Chairman, CEO, and CFO:	2008	2007
unsecured, payable on December 31, 2008, including interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $9,723 and $7,451 respectively.	$22,400	$22,400

HEB LLC, Scott Haire owner, Chairman, CEO, and CFO:

Unsecured, two separate $1,000,000 open lines of credit, no maturity date, interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $280,240 and $182,570 respectively. Unsecured lines available at

December 31, 2008 is $1,345,600.	653,400	652,821

Nevada Multicare, Scott Haire-Owner:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $29,296 and $21,813 respectively.	73,805	73,805

Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2008 is $52,592.	1,185,000	--

SWCC, dated 7/21/06, no stated interest rate	21,900	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $5,622 and $4,608 respectively.	10,000	10,000
	$1,966,505	$ 780,926

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $ 33,363 and $70,995, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $ 0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $-0- and $-0- respectively.

Audit Committee

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15. Exhibits, Financial Statement Schedules

(a) The following are filed as part of this Annual Report on Form 10-K:

(1)     Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2)     Financial Statement Schedules

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

     (3)     Exhibits

An index identifying the exhibits to be filed with this Form 10-K is provided below.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(i)	Amended and Restated Certificate of Incorporation
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1	Consulting Agreement by and between the Company and Rusbar Financial Services, Inc., dated April 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.2	Consulting Agreement by and between the Company and Harry M. Zachem, dated May 14, 2001(Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-KSB, dated December 31, 2003)
10.3

Consulting Agreement by and between the Company, Verified Prescription Safeguards, Inc. and Fairmund International Services, Ltd., dated April 21, 2003 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB, dated December 31, 2003)

10.4	Consulting Agreement by and between the Company and Internet Capital.com, LLC, dated July 2003 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-KSB, dated December 31, 2003)
10.5	Consulting Agreement by and between the Company and Innovative Technologies, dated October, 2003 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB, dated December 31, 2003)
10.6	Employment Agreement by and between the Company and James Kemper Millard, dated December 31, 2003 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-KSB, dated December 31, 2003)
10.7

Patent License Agreement and Release by and between the Company, Verified Prescription Safegards, Inc., Envoii Healthcare, LLC, and VPS Holdings, LLC, dated January 5, 2004 (incorporated by reference to Exhibit 1037 of the Company’s Form 10-KSB, dated December 31, 2003)

10.8	Stock Loan Agreement, by and between the Company and the parties referenced therein, dated May 9, 2005 (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-KSB, dated December 31, 2003)
10.9	Promissory Note payable to Kentrust, Inc., dated November 14, 1998 (Incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB, dated December 31, 2003)
10.10	Promissory Note payable to Kentrust, Inc., dated December 23, 1998 (Incorporated by reference to Exhibit 10.10 of the Company’s Form 10-KSB, dated December 31, 2003)
10.11	Promissory Note payable to Kentrust, Inc., dated January 27,1999 (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-KSB, dated December 31, 2003)
10.12	Promissory Note payable to James Arch, dated August 1, 2000 (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-KSB, dated December 31, 2003)
10.13	Promissory Note payable to Lee M. Tillman, dated September 7, 2005 (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-KSB, dated December 31, 2003)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.14	Promissory Note payable to FV Investments, dated July 31, 2003 (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-KSB, dated December 31, 2003)
10.15	Promissory Note payable to James Arch, dated September 15, 2003 (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB, dated December 31, 2003)
10.16	Promissory Note payable to Cora Spence Carrick, dated April 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Company’s Form 10-KSB, dated December 31, 2003)
10.17	Promissory Note payable to James Kemper Millard, dated March 18, 2005 (Incorporated by reference to Exhibit 10.17 of the Company’s Form 10-KSB, dated December 31, 2003)
10.18	Promissory Note payable to Lee M. Tillman, dated January 5, 2006 (Incorporated by reference to Exhibit 10.18 of the Company’s Form 10-QSB, dated March 31, 2005)
10.19

Stock Purchase Agreement by and between the Company and MLH Investments, LLC, dated April 14, 2006 (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB dated December 31, 2005)

10.20

Stock Exchange Agreement dated July 20, 2006 between Equity Technologies & Resources, Inc., MB Holding Corporation, and H.E.B., LLC. (Incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed with the Commission on July 25, 2006).

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

10.25	Form of Loan, Investment and Security Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K file with the Commission on May 22, 2008)
10.26	Form of Note (Incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K file with the Commission on May 22, 2008)
21.1	Schedule of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10-KSB, dated December 31, 2003)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

VirtualHealth Technologies, Inc.
(Registrant)

Date: April 14, 2009	By /s/ Scott A. Haire
Scott A. Haire
Chief Executive Officer and
Chief Financial Officer (principal accounting officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Haire	Chief Executive Officer, Chief Financial Officer and Director	April 14, 2009
Scott A. Haire

/s/ James M. Renfro	Director	April 14, 2009
James M. Renfro

/s/ Deborah Jenkins	Director	April 14, 2009
Deboarah Jenkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VirtualHealth Technologies, Inc. & Subsidiaries
Lexington, KY

We have audited the accompanying consolidated balance sheets of VirtualHealth Technologies, Inc. & Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the two-year period ended December 31, 2008. VirtualHealth Technologies, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VirtualHealth Technologies, Inc. & Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming VirtualHealth Technologies, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the financial statements, VirtualHealth Technologies, Inc. and Subsidiaries has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 14, 2009

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2008 AND 2007

ASSETS	December 31, 2008	December 31, 2007

CURRENT ASSETS:
Cash	$87,005	$226,393
Accounts Receivable	72,115	100,583
Interest Receivable	62,767	--
Total current assets	221,887	326,976

PROPERTY, PLANT, AND EQUPMENT (NET)	3,089	5,269

OTHER ASSETS:
Notes Receivable - Related Party	75,000	--
Note Receivable	1,500,000	--
Goodwill	1,228,856	1,228,856
Deferred loan costs	41,750	--
TOTAL ASSETS	$3,070,582	$1,561,101

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable - Trade	$393,796	$421,756
Accrued Payroll and Payroll Taxes	19,324	33,554
Other accrued Liabilities	3,493	2,337
Dividends payable	33,750	33,750
Notes Payable	900,000	900,000
Notes Payable - Related Parties	1,966,505	780,926
Accrued Interest - Related Parties	384,303	220,496
Total current liabilities	3,701,171	2,392,819

LONG-TERM DEBT:
Debentures	225,000	--

TOTAL LIABILITIES	3,926,171	2,392,819

Stockholders' Deficiency
Preferred stock - $0.001 par value, 10,000,000 shares
authorized; 300,000 shares Designated as Class B	--	--
Preferred stock, Class B - $0.001 par value, 300,000
shares designated, 70,000 issued and outstanding as of
December 31, 2008 and 2007	70	70
Common stock - $0.001 par value, 100,000,000 shares
authorized, 46,451,533 and 42,701,533 issued and
outstanding as of December 31, 2008 and 2007	46,452	42,702
Additional paid-in capital	2,267,381	1,405,132
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(3,079,588)	(2,189,718)

Total stockholders' deficiency	(855,589)	(831,718)

TOTAL LIABILITIES AND STOCKHOLDERS'	$3,070,582	$1,561,101
DEFICIENCY

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER , 2008 AND 2007

	Twelve	Twelve
	Months	Months
	Ended	Ended
REVENUES:	December 31, 2008	December 31, 2007

Total Revenue	$739,708	$1,396,812

Cost of Sales	(88,281)	--

Gross Profit	651,427	1,396,812

OPERATING EXPENSES:
Selling, General and administrative	(1,351,111)	(1,995,859)

LOSS FROM CONTINUING OPERATIONS	(699,684)	(599,047)

OTHER INCOME (EXPENSES):
Interest Income	63,620	753
Interest Expense	(253,806)	(207,435)

NET LOSS BEFORE INCOME TAX	(889,870)	(805,729)
Current tax expense	--	--
Deferred tax expense	--	--
NET LOSS	$(889,870)	$(805,729)

Basic loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares	46,451,533	42,287,738

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(889,870)	$(805,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180	2,180
Non-cash expenses	305,999	52,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable-trade	28,468	255,553
(Increase) decrease in interest receivable	(62,767)	--
Increase (decrease) in accounts payable	(27,960)	293,300
Increase (decrease) in accrued payroll	(14,230)	(62,827)
Increase (decrease) in accrued expenses	1,156	(6,656)
Increase (decrease) in accrued interest	163,807	109,787
Net cash flows used in operating activities	(493,217)	(101,001)

CASH FLOWS FROM INVESTING ACTIVITIES:
Invested in note receivable	(1,575,000)	--
Net cash provided by (used in) investing activities	(1,575,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred loan costs	(41,750)	--
Proceeds from notes payable	--	384,053
Proceeds from notes payable - related party	2,226,844	--
Payment on note payable - related party	(481,265)	(281,989)
Debentures	225,000	--
Proceeds from sale of common stock	--	100,000
Net cash provided by financing activities	1,928,829	202,064

NET INCREASE (DECREASE) IN CASH	(139,388)	101,063

CASH, beginning of period	226,393	125,330

CASH, end of period	$87,005	$226,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued in payment of debt	$560,000	$10,096
Common Stock issued in consulting fees	$190,000	$52,500
Common Stock issued for subscription receivable	$-	$89,904
Imputed interest expensed as a capital contribution	$90,000	$90,000
Contributed rent as a capital contribution	$26,000	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

	Preferred	Preferred
	Stock	Stock	Common	Common	Common	Additional
	Class B	Class B	Stock	Stock	Stock	Paid-in	Retained
	Shares	Amount	Shares	Amount	Subscripton	Capital	Deficit

BALANCES, DECEMBER 31, 2006	70,000	$70	41,744,033	$41,744	--	1,037,589	$(1,383,989)

Common stock issued for services valued at
approximately $.75 per share in February 2007			70,000	70		52,430

Common stock issued for cash of $100,000; Common
Stock Subscription receivable of $89,904 and
reduction of related party note payable of $10,096			887,500	888	(89,904)	199,113

Imputed interest contributed as additional paid in
capital from a non-interest related party note
payable valued at $90,000						90,000

Rent contributed by an officer, or an entity related to
an officer of the Company valued at $26,000						26,000

Net loss for the year ended December 31, 2007							(805,729)

BALANCES, DECEMBER 31, 2007	70,000	$70	42,701,533	$42,702	(89,904)	$1,405,132	$(2,189,718)

Common stock issued to Commerical Holding Inc.
for the cancellation of debt valued at $0.20			1,500,000	1,500		298,500
per share

Common stock issued to Openshaw Co. for the			250,000	250		49,750
payment of consulting fee at $0.20 per share

Common stock issued to Jason Goldstein for the			337,500	338		67,163
payment of consulting fee at $0.20 per share

Common stock issued to Danielle Hughes for the			112,500	112		22,386
payment of consulting fee at $0.20 per share

Common stock issued to Michael Tolson for the			200,000	200		39,800
payment of consulting fee at $0.20 per share

Common stock issued to T. Squared, LLC for the			1,300,000	1,300		258,700
cancellation of a note payable at $0.20 per share

Common stock issued to Maxim Group for the			50,000	50		9,950
payment of consulting fee at $0.20 per share

Imputed interest contributed as additional paid-in
capital from a non-interest related party note
payable valued at $90,000						90,000

Rent contributed by an officer, or an entity related to
an officer of the Company valued at $26,000						26,000

Net loss for the year ended December 31, 2008							(889,870)

BALANCES. DECEMBER 31, 2008	70,000	$70	46,451,533	$46,452	(89,904)	$2,267,381	$(3,079,588)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Accounting Method - The Companies' consolidated financial statements are prepared using the accrual method of accounting. The Companies have elected December 31 as its year end.

Consolidation - The accompanying consolidated financial statements include the accounts of VirtualHealth Technologies, Inc., and its wholly-owned subsidiaries, Verified Prescription Safeguards, Inc. ("VPS"), MB Holding Corporation, VPS Holding, LLC dba Veriscrip, Secure eHealth LLC, (formerly Envoii Healthcare, LLC.) and Medical Office Software, Inc. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents - The Companies consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. As of December 31, 2008 and 2007, the Companies had no cash equivalents.

Concentration of Credit Risk - The Companies maintain cash balances at financial institutions that are insured by the FDIC. At December 31, 2008, and 2007 the Company had no deposit accounts that exceeded the FDIC limits.

Revenue Recognition - The Companies’ revenues result primarily from sales of products to doctors and medical billing companies. Revenues are recognized upon delivery of the products or services.

Income Taxes - The Companies account for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 “Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary; to reduce deferred income tax assets to the amount expected to be realized. No deferred tax asset has been recognized for the operating loss carry forward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Functional Currency - The functional currency of the Companies is the U. S. dollar. When a transaction is executed in a foreign currency, it is premeasured into U. S. dollars based on appropriate rates of exchange in effect at the time of the transaction. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Companies are adjusted to reflect the current exchange rate. The resulting foreign currency transaction gains (losses) are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2008, and 2007 there were no recorded balances denominated in foreign currency.

Trade Accounts - Other Receivables and Allowance for Doubtful Accounts – Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis. Management will occasionally review accounts receivable and determine if the account should be written off.

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

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of Medical Office Software, Inc. at October 6, 2006, the date of the Acquisition. In accordance with SFAS 142, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. No impairment was recorded during the year ended December 31, 2008.

Deferred loan cost – The costs of issuing debentures or other debt instruments have been deferred as other loan assets and are being amortized to expense over the term of the debt.

Long-lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the consolidated statement of operations.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", and SFAS No. 160, "Non controlling Interest in Consolidated Financial Statements an amendment of ARB 50" (SFAS 160), were recently issued. SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In March 2008, the FASB issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and the impact on financial position, financial performance, and cash flows. The adoption of the Statement is expected to have no impact to the Company’s consolidated financial position, results of operations or cash flows.

In May 2008 the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will result in a change in current practice and the provisions of the Statement are not expected to have any impact on the Company’s financial statements.

In May 2008 the FASB issued FAS No. 163 “Accounting for Financial Guarantee Insurance Contracts”—an interpretation of FASB No. 60 by insurance enterprises. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of the Statement are not expected to have any impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - GOING CONCERN

The Companies have incurred losses in recent years and at December 31, 2008 have current liabilities in excess of current assets. The Company's day-to-day expenses have been covered by proceeds obtained and services paid by the issuance of stock and notes payable. The adverse effect on the Companies’ results of operation due to its lack of capital resources can be expected to continue until such time as the Companies are able to generate additional capital from other sources. These conditions raise substantial doubt about the Companies' ability to continue as going concerns.

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the acquisition of VPS and development of VPS's projects, which management believes will provide opportunities for growth within the prescription drug and healthcare industry. With the additional acquisition of MOS with its growing medical customer base, management plans to obtain working capital funds by seeking additional funding from shareholders, debt financing, and/or private placements of its common stock to meet such needs. Without realization of additional capital, it would be unlikely for the Companies to continue as a going concern. The Companies anticipate that their major shareholders will contribute sufficient funds to satisfy the cash needs of the Companies for the next twenty-four months. If the Companies cannot obtain needed funds, it may be forced to curtail or cease its activities. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Companies' results from operations.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Companies as going concerns is dependent upon the success of the Companies in obtaining additional funding and the success of their future operations. The Companies’ ability to achieve these objectives cannot be determined at this time.

NOTE 4 – NOTES RECEIVABLE

The Company has advanced as a note receivable, $1,500,000 to an unrelated company which is providing certain computer programming for the Company. The loan bears interest at 9% per annum from day of advance, with $59,892 accrued as of December 31, 2008. The principal and all accrued interest is due on June 30, 2010. Until such time that the note is paid in full, the Company has the first right of refusal to purchase any new securities issued by the debtor. The note receivable was subsequently restructured (See Note 12).

The Company also has a note receivable from a related party in the amount of $75,000. The note bears interest at 10% per annum and is due on demand. Accrued interest at December 31, 2008 was $2,875.

NOTE 5 - NOTES PAYABLEAND LONG-TERM DEBT

Notes Payable

	December 31,
	2008	2007

New Market, Inc.: unsecured, no stated interest rate, note is to convert to
450,000 shares of common stock, or the equivalent of $900,000, but limited to
675,000 shares maximum.	$ 900,000	$900,000

	$ 900,000	$900,000

The company has imputed interest of $90,000 which has been accounted for as a capital contribution.

Notes Payable - Related Parties

Funds are advance from various related parties including the Company's president and CEO/CFO and entities controlled by him. Other shareholders may fund the Company as necessary to meet working capital requirements and expenses. The advances are made pursuant to note agreements that bear interest at 10% per annum, with various maturity dates. All notes are current liabilities. Accrued interest to related parties totaled $384,303 and $220,496 at December 31, 2008 and December 31, 2007, respectively.

Scott Haire, Company Chairman, CEO, and CFO:	2008	2007
unsecured, payable on December 31, 2008, including interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $9,723 and $7,451 respectively.	$22,400	$22,400

HEB LLC, Scott Haire owner, Chairman, CEO, and CFO:

Unsecured, two separate $1,000,000 open lines of credit, no maturity date, interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $280,240 and $182,570 respectively. Unsecured lines available at

December 31, 2008 is $1,345,600.	653,400	652,821

Nevada Multicare, Scott Haire-Owner:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $29,296 and $21,813 respectively.	73,805	73,805

Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2008 is $52,592.	1,185,000	--

SWCC, dated 7/21/06, no stated interest rate	21,900	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2008 and December 31, 2007 is $5,622 and $4,608 respectively.	10,000	10,000
	$1,966,505	$ 780,926

Debentures

On December 17, 2008, the Company issued three year debentures. The debt of $225,000 is due on December 16, 2011 and will be paid on that date with three years accrued interest at 6% per annum. Accrued interest at December 31, 2008 is $764. Payment in full of principal and accrued interest will be made by conversion to the Company’s common stock at the market price on date of redemption. Debt issue costs of $41,750 have been deferred and will be amortized over the term of the debt.

Prior to maturity, the Holders of the debentures have the right to convert all or any part of principal and accrued interest to the Company’s common stock with such conversion being based on 70% of the then lowest closing bid price. The Company also has the right to call for early redemption with a cash payment of principal, interest, and a prepayment penalty.

Minimum Annual Maturities

The Company's aggregate annual maturities of notes payable and long-term debt are summarized as follows:

December 31, 2009	$2,866,505
December 31, 2010	-
December 31, 2011	225,000
Total	$3,091,505

NOTE 6 – LEASE COMMITMENTS

The Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $783 per month. Total rents paid for the years ended December 31, 2008 and 2007 were $11,376 and $9,396 respectively.

The Company is renting a storage unit on a month to month basis. Monthly rent is $299 a month. Total rents paid for the years ended December 31, 2008 and 2007 were $3,588 and $3,480 respectively.

NOTE 7 - INCOME TAXES

There is no current or deferred income tax expense due to the Companies’ consolidated loss position and the net deferred tax benefits of timing differences having been reduced by an offsetting valuation allowance. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the net deferred tax asset. The change in the valuation allowance is approximately $117,000 for the year ended December 31, 2008.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to actual benefit for the years ended December 31, 2008, and 2007 are as follows:

	2008	2007

Expected federal income tax benefit	$262,000	$145,000
Valuation allowance	(262,000)	(145,000)

Income tax expense (benefit)	$0	$0

At December 31, 2008, the potential non-current deferred tax asset of approximately $685,100 results from the deferred tax benefit of applying the statutory income tax rate of 34% to the net operating loss carryforwards of approximately $2,015,000, which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008, and 2007.

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $.001 per share. The Company has designated 300,000 shares of Class B voting Preferred stock and at December 31, 2008 and 2007 there were 70,000 shares outstanding. Accrued, but unpaid dividends totaled $33,750 at December 31, 2008 and December 31, 2007.

Common Stock

The Company is authorized to issue 100,000,000 common shares, at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2008 there are 46,451,533 shares issued and outstanding. At December 31, 2007, there were 42,701,533 shares issued and outstanding.

During 2008 the Company issued 2,800,000 shares in payment of Company notes payable and 950,000 shares for payment of consulting fees owed by the Company. During 2007 the Company issued 887,500 shares in payment of debt.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has various debts to related parties as fully described in Note 5.

The Company has a note receivable from a related party as described in Note 4.

Rent of $26,000 was contributed to the Company by an officer or a related entity of the officer and accounted for as a capital contribution for 2008 and 2007.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended
	December 31,
	2008	2007

Income (loss) from continuing operations
(Numerator)	$ (889,870)	$ (805,729)

Income (loss) available to common
Shareholders (numerator)	$ (889,870)	$ (805,729)

Weighted average number of common
shares outstanding used in loss per share
For the period (denominator)	46,451,533	42,287,738

Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

(a) Claims from Creditors

Medical Office Software Inc. has received a claim from Bell South for an advertising fee that they claim is valid. Management believes that they are not liable for this claim. The original agreement was signed by previous management in 2002. The matter has been turned over to our attorney. Management believes the ultimate outcome of this matter will not have a material impact on the financial condition of the Company.

(b) Litigation

Medical Office Software Inc. a subsidiary of the Company is engaged in a lawsuit by a former employee for unpaid commissions on sales. A court date has not been set. Management for MOS is defending the litigation and considers the claim to be without merit and is therefore vigorously defending the same. A loss contingency has not been accrued for in the financial statements. The Company is also involved from time to time in other litigation through the normal course of its business. Management believes there are no such undisclosed claims which would have a material effect on the financial position of the Company.

(c)

On October 20, 2008 the Company entered into a Consulting agreement with First Level Capital Consulting for the term of 6 months and requires payment of $5,000 on the first of each month starting November 1, 2008. The agreement calls for the issuance of 50,000 shares for funding sources up to $500,000 and 100,000 shares for bridge financing of $650,000 and above.

(d)

On November 18, 2008 the Company entered into a consulting agreement with Divine Capital Markets, LLC for the purpose of raising funds for the Company. The agreement requires a minimum of $200,000 and not to exceed $500,000 in funds raised. The required payment is 10% of gross proceeds, 450,000 shares of restricted stock, 3% non-accountable allowance and legal fees of $12,500. The restricted shares have a re-purchase agreement attached at the option of holder for $0.22 per share. A total of $375,ooo has currently been raised under this agreement. (See notes 5 and 12)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2008 the Company issued additional debentures (See Note 5) totaling $150,000.

On January 15, 2009 the Company entered into a restructuring agreement related to its note receivable of $1,500,000 (See Note 4). The previous note receivable was canceled and a new senior secured convertible promissory note in the amount of $1,500,000 was issued. The note bears interest at 9% per annum . The principal and all accrued interest is due on January 15, 2011. Until such time as the new note is paid in full, the Company has the first right of refusal to purchase any securities issued by the debtor.