Form 10-Q
period 2009-03-31
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2009-05-15
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Shares outstanding of the registrant’s common stock as of March 30, 2009: 46,551,533 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I – FINANCIAL INFORMATION	Page

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited)
and December 31, 2008 (audited)	3

Unaudited Condensed Consolidated Statements of Operations
for the three months ended March 31, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-8

Item 2: Management’s Discussion and Analysis of Financial Condition	8-12
and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4T: Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	12

Item 1A: Risk Factors	12

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3: Defaults upon Senior Securities	13

Item 4: Submission of Matters to a Vote of Security Holders	13

Item 5: Other Information	13

Item 6: Exhibits	14

Signatures	14

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$67,863	$87,005
Accounts Receivable	73,634	72,115
Interest Receivable	98,392	62,767
Total current assets	239,889	221,887

PROPERTY, PLANT, AND EQUPMENT (NET)	2,544	3,089

OTHER ASSETS:
Notes Receivable - Related Party	75,000	75,000
Note Receivable	1,500,000	1,500,000
Goodwill	1,228,856	1,228,856
Deferred loan costs	38,271	41,750
TOTAL ASSETS	$3,084,560	$3,070,582

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable - Trade	$367,127	$393,796
Accrued Payroll and Payroll Taxes	--	19,324
Other accrued Liabilities	3,712	3,493
Dividends payable	33,750	33,750
Notes Payable	900,000	900,000
Notes Payable - Related Parties	1,986,905	1,966,505
Accrued Interest - Related Parties	436,920	384,303
Total current liabilities	3,728,414	3,701,171

LONG-TERM DEBT:
Debentures	355,500	225,000

TOTAL LIABILITIES	4,083,914	3,926,171

Stockholders' Deficiency
Preferred stock - $0.001 par value, 10,000,000 shares
authorized; 300,000 shares Designated as Class B	--	--

Preferred stock, Class B - $0.001 par value, 300,000
shares designated, 70,000 issued and outstanding as of
December 31, 2008 and 2007	70	70
Common stock - $0.001 par value, 100,000,000 shares
authorized, 46,551,533 and 46,451,533 issued and
outstanding as of March 31, 2009 and December 31, 2008	46,552	46,452
Additional paid-in capital	2,316,281	2,267,381
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(3,272,353)	(3,079,588)
TOTAL STOCKHOLDERS' DEFICIENCY	(999,354)	(855,589)

TOTAL LIABILITIES AND STOCKHOLDERS'	$3,084,560	$3,070,582
DEFICIENCY

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three months	Three months
	Ended	Ended
	March 31, 2009	March 31, 2008

REVENUES	$194,339	$183,391

Cost of Sales	(49,271)	(18,241)

Gross Profit	145,068	165,150

OPERATING EXPENSES:
Selling, General and administrative	(296,094)	(295,379)

LOSS FROM CONTINUING OPERATIONS	(151,026)	(130,229)

OTHER INCOME (EXPENSES):
Interest Income	36,858	1,403
Interest Expense	(78,597)	(23,927)
Other Income (Expense)	(41,739)	(22,524)

NET LOSS BEFORE INCOME TAX	(192,765)	(152,753)
Current tax expense	--	--
Deferred tax expense	--	--
NET LOSS	$(192,765)	$(152,753)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares	46,514,866	42,701,533

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three months	Three months
	Ended	Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,765)	$(152,753)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	545	772
Non-cash expenses	49,000	--
Changes in assets and liabilities:
(Increase) decrease in notes receivable	--	--
(Increase) decrease in accounts receivable - trade	(1,519)	26,694
(Increase) decrease in other assets	3,479	(10,000)
(Increase) decrease in interest receivable	(35,625)	--
Increase(decrease) in accounts payable	(26,669)	(13,464)
Increase (decrease in accrued payroll	(19,324)	(3,016)
Increase (decrease) in accrued expenses	219	3,597
Increase(decrease) in accrued interest	52,617	19,323
Net cash used in operating activities	(170,042)	(128,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable-related party	--	(150,000)
Net cash used by investing activities	--	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable-related party	20,400	160,000
Debentures	130,500	--
Principal payments on notes payable-related party	--	136,194
Net cash provided by financing activities	150,900	296,194

NET INCREASE (DECREASE) IN CASH	(19,142)	17,347

CASH, beginning of period	87,005	226,393

CASH, end of period	$67,863	$243,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued in consulting fees	$20,000	$-
Imputed interest expensed as a capital contribution	$22,500	$-
Contributed rent as a capital contribution	$6,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE THREE MONTHS ENDED MARCH31, 2009 AND 2008.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements reflect the restructuring of the Company consummated on August 28, 2006, by actions through a certain Stock Exchange Agreement dated July 20, 2006. Our five wholly-owned subsidiaries, MB Holding Corporation (MBHC), VPS Holding, LLC (VPSH), Secured eHealth, LLC (SEHLLC), Medical Office Software, Inc. (MOS), and Verified Prescription Safeguards, Inc. are included in these statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-Q, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2009 and 2008, are not necessarily indicative of the results for the full year.

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

These unaudited interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding and the success of its future operations The Company’s ability to achieve these objectives cannot be determined at this time.

NOTE 3 – NOTES RECEIVABLE

The Company has advanced as a note receivable, $1,500,000 to an unrelated company which is providing certain computer programming for the Company. The loan bears interest at 9% per annum from day of advance, with $98,392 accrued as of March 31, 2009. The principal and all accrued interest is due on June 30, 2010. Until such time that the note is paid in full, the Company has the first right of refusal to purchase any new securities issued by the debtor.

The Company also has a note receivable from a related party in the amount of $75,000. The note bears interest at 10% per annum and is due on demand. Accrued interest at March 31, 2009 was $4,749.

NOTE 4- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable	March 31,2009
New Market, Inc.: unsecured, no stated interest rate, note is to convert to 450,000 shares of common stock, or the equivalent of $900,000, but limited to 675,000 shares maximum. The Company imputed interest of $22,500 which has been accounted for as a capital contribution	$900,000
$900,000

Notes Payable Related Parties	March 31, 2009
Scott Haire, Company Chairman, CEO, and CFO:
unsecured, payable on December 31, 2008, including interest at 10% per annum. Accrued interest at March 31, 2009 and December 31, 2008 is $10,283 and $9,723 respectively.	$22,400

HEB LLC, Scott Haire owner, Chairman, CEO, and CFO:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, interest at 10% per annum. Accrued interest at March 31, 2009 and December 31, 2008 is $300,303 and $280,240 respectively. Unsecured lines available at March 31, 2009 is $326,199.	673,800

Nevada Multicare, Scott Haire-Owner:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at March 31, 2009 and December 31, 200 8 is $31,141 and $29,296 respectively.	73,805

Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at March 31, 2009 and December 31, 2008 is $84,071 and $52,592 respectively.	1,185,000

SWCC, dated 7/21/06, no stated interest rate	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at March 31, 2009 and December 31, 2008 is $ 5,872 and $5,622 respectively.	10,000
$1,986,905

Debentures

On December 17, 2008, the Company issued three year debentures. The debt of $355,500 is due on December 16, 2011 and will be paid on that date with three years accrued interest at 6% per annum. Accrued interest at March 31, 2009 is $5,076. Payment in full of principal and accrued interest will be made by conversion to the Company’s common stock at the market price on date of redemption. Debt issue costs of $41,750 have been deferred and will be amortized over the term of the debt.

Prior to maturity, the Holders of the debentures have the right to convert all or any part of principal and accrued interest to the Company’s common stock with such conversion being based on 70% of the then lowest closing bid price. The Company also has the right to call for early redemption with a cash payment of principal, interest, and a prepayment penalty.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

(a)

Litigation – MOS settled a lawsuit by a former employee for unpaid commissions on sales , which settlement will not have a material adverse effect on the financial position of the Company. The Company is involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes that this claim will not have a material effect on the financial position of the Company.

(b)

Commitment - VirtualHealth Technologies, Inc. entered into a six month Research and Placement Agreement with Stonegate Securities, Inc. as of February 25, 2009. The total expense to the Company will be $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of MOS. Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’s outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of the Company’s common stock, and (b) a two-year convertible promissory note in the principle amount of $900,000. The note has been extended until October 2009.

The Company generated revenue of $194,339 with cost of sales of $49,271, and incurred $296,094 in operating expenses (excluding interest income and expense), resulting in a $192,765 loss during the first quarter ended March 31, 2009.

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

Envoii Healthcare, LLC changed its name to Secure eHealth, LLC to better reflect its focus on eHealth Security products. In 2008 it entered into a licensing agreement with Private Access , Inc. to provide security tools to enhance their existing platform. Private Access, Inc., is a California-based developer of privacy management tools for individuals to determine who, when and under what circumstances others can access and/or use their personal medical information. The association with Private Access will provide a broad audience for Secure eHealth, LLC in introducing its secure platforms for exchanging digital health information.

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors and depending upon the entity owned by the company. VPSH, the owner of the Veriscrip System has capital demands to finish development and any customization of its primary system for the tracking of controlled prescriptions, the costs associated with launching the system if successfully developed, the acceptance of the system by each state and market penetration along with other factors that may not be foreseeable at this time. Envoii, has capital requirements to finish development and any customization of its security platform and the launching and distribution of its systems. MOS, even though it has revenues sufficient to support its typical operations, has capital demands from time to time that exceeds its ability to fund itself on its own. Management believes that the Company will need additional funding to grow. There can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plans.

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

Single Focus: Unlike many potential competitors, Veriscrip has one focus—the provision of controlled prescription compliance solutions to state agencies. By maintaining a simple focus, we can maximize our resources. Although our management personnel have a deep and varied base of experience in related healthcare solutions (i.e., records management, healthcare privacy solutions) of our competitors, our simple focus helps to avoid management distractions that might otherwise be focused toward these related areas.

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

Physician Practices: Practice Management Software, Electronic Medical Records Software, Electronic Claims Transactions via our Portal, E-prescribing Solutions.

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

Secure e-Health Business Model and Market Strategy

Secure eHealth, LLC, formerly known as Envoii Healthcare, LLC provides a suite of products to the healthcare industry that enhance an existing platform’s ability to provide users access to their most critical and confidential information, quickly and securely. Its flagship product, the System Tray Notifier™ introduced last year is designed to revolutionize the communication of sensitive healthcare information by providing single click access to important messages from within the user’s system tray without interrupting workflow and securely displaying the images, documents or messages directly from its server.

The System Tray Notifier™ was recently licensed by Private Access, Inc. a California developer of web-based tools that allows patients and healthcare professionals to control both the privacy and accessibility of confidential personal health records. Secure eHealth is also pursuing Health Information Exchange programs nationwide as a vehicle for securely exchanging data between disparate clinic and hospital based systems.

The market segments and products for each of these markets are as follows:

State based Health Information Exchange Programs: Authentication applications, secure messaging, secure encryption technologies for data exchange, and connectivity solutions.

The following are Secure e-Health’s anticipated primary sources of revenue:

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Changes In Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

MOS settled a lawsuit by a former employee for unpaid commissions on sales, which settlement will not have a material adverse effect on the financial position of the Company. The Company is involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes that this claim will not have a material effect on the financial position of the Company.

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

Date: May 12, 2009	VirtualHealth Technologies, Inc. (Registrant) By /s/ James M. Renfro James M. Renfro, President