Form 10-Q
period 2009-06-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2009-08-06
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the registrant’s common stock as of August 5, 2009: 46,551,533 shares.

Item 1: Financial Statements	Page

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
and December 31, 2008 (audited)	3

Unaudited Condensed Consolidated Statements of Operations
for the three and six months ended June 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-9

Item 2: Management’s Discussion and Analysis of Financial Condition	9-13
and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T: Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	14

Item 1A: Risk Factors	14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3: Defaults upon Senior Securities	14

Item 4: Submission of Matters to a Vote of Security Holders	14

Item 5: Other Information	14

Item 6: Exhibits	15

Signatures	15

PART I – FINANCIAL INFORMATION

VIRUTALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$35,092	$87,005
Accounts Receivable	88,167	72,115
Interest Receivable	134,413	62,767
Total current assets	257,672	221,887

PROPERTY, PLANT, AND EQUPMENT (NET)	1,999	3,089

OTHER ASSETS:
Notes Receivable - Related Party	75,000	75,000
Note Receivable	1,512,351	1,500,000
Goodwill	1,228,856	1,228,856
Deferred loan costs	34,792	41,750
TOTAL ASSETS	$3,110,670	$3,070,582

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable - Trade	$407,131	$393,796
Accrued Payroll and Payroll Taxes	23,085	19,324
Other accrued Liabilities	3,372	3,493
Dividends payable	33,750	33,750
Notes Payable	900,000	900,000
Notes Payable - Related Parties	1,998,076	1,966,505
Accrued Interest - Related Parties	491,659	384,303
Total current liabilities	3,857,073	3,701,171

LONG-TERM DEBT:
Debentures	390,300	225,000

TOTAL LIABILITIES	4,247,373	3,926,171

Stockholders' Deficiency
Preferred stock - $0.001 par value, 10,000,000 shares
authorized; 300,000 shares Designated as Class B	--	--

Preferred stock, Class B - $0.001 par value, 300,000
shares designated, 70,000 issued and outstanding as of
June 30, 2009 and December 31, 2008	70	70

Common stock - $0.001 par value, 100,000,000 shares
authorized, 46,551,533 and 46,451,533 issued and
outstanding as of June 30, 2009 and December 31, 2008	46,552	46,452

Additional paid-in capital	2,345,282	2,267,381
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(3,438,703)	(3,079,588)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,136,703)	(855,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,110,670	$3,070,582

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES:

Total Revenue	$228,853	$215,278	$423,192	$398,669

Cost of Sales	(53,254)	(21,966)	(102,525)	(40,207)

Gross Profit	175,599	193,312	320,667	358,462

OPERATING EXPENSES:
Selling, General and administrative	(299,478)	(305,611)	(595,572)	(600,990)

LOSS FROM CONTINUING OPERATIONS	(123,879)	(112,299)	(274,905)	(242,528)

OTHER INCOME (EXPENSES):
Interest Income	38,247	2,227	75,105	3,630
Interest (Expense)	(80,718)	(28,807)	(159,315)	(52,734)

NET LOSS	(166,350)	(138,879)	(359,115)	(291,632)
Current tax expense	--	--	--	--
Deferred tax expense	--	--	--	--
NET LOSS	$(166,350)	$(138,879)	$(359,115)	$(291,632)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares	46,551,533	42,701,533	46,551,301	42,701,533

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six months	Six months
	Ended	Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,115)	$(291,632)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,090	1,544
Non-cash expenses	78,000	--
Stock issued for services
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(16,052)	43,798
(Increase) decrease in other assets	6,958	--
(Increase) decrease in interest receivable	(71,645)	--
Increase (decrease) in accounts payable	13,335	(7,234)
Increase (decrease) in accrued payroll	3,761	(10,970)
Increase (decrease) in accrued expenses	(121)	3,609
Increase (decrease) in accrued interest	107,356	46,141
Net cash used in operating activities	(236,433)	(214,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of note receivable-related party	(12,351)	(600,000)
Purchases of property and equipment	--	(10,000)
Net cash used by investing activities	(12,351)	(610,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable-related party	156,220	884,544
Payments on notes payable-related party	(124,649)	--
Debentures	165,300	--
Principal payments on notes payable-related party	--	(30,000)
Net cash provided by financing activities	196,871	854,544

NET INCREASE (DECREASE) IN CASH	(51,913)	29,800

CASH, beginning of period	87,005	226,393

CASH, end of period	$35,092	$256,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued in consulting fees	$20,000	$-
Imputed interest expensed as a capital contribution	$45,000	$-
Contributed rent as a capital contribution	$13,000	$-

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-Q, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2009, the results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2009 and 2008, are not necessarily indicative of the results for the full year.

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

NOTE 3 – NOTES RECEIVABLE

The Company has advanced as a note receivable, $1,500,000 to an unrelated company which is providing certain computer programming for the Company. The loan bears interest at 9% per annum from day of advance, with $127,768 accrued as of June 30, 2009. The principal and all accrued interest is due on June 30, 2010. Until such time that the note is paid in full, the Company has the first right of refusal to purchase any new securities issued by the debtor.

The company has a note receivable from a related party in the amount of $12,351. The loan bears interest at 10% per annum and is due on demand.

The Company also has a note receivable from a related party in the amount of $75,000. The note bears interest at 10% per annum and is due on demand. Accrued interest at June 30, 2009 was $6,645.

NOTE 4- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable	June 30,2009
New Market, Inc.: unsecured, no stated interest rate, note is to convert to 450,000 shares of common stock, or the equivalent of $900,000, but limited to 675,000 shares maximum. The Company imputed interest of $45,000 which has been accounted for as a capital contribution	$900,000
$900,000

Notes Payable Related Parties	June 30, 2009
Scott Haire, Company Chairman, CEO, and CFO:
unsecured, payable on June 30, 2009, including interest at 10% per annum. Accrued interest at June 30, 2009 and December 31, 2008 is $10,849 and $9,723 respectively.	$22,400

HEB LLC, Scott Haire Manager:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, interest at 10% per annum. Accrued interest at June 30, 2009 and December 31, 2008 is $317,178 and $280,240 respectively. Unsecured lines available at June 30, 2009 is $415,300.	684,971

Nevada Multicare, Scott Haire-Manager:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at June 30, 2009 and December 31, 2008 is $33,007 and $29,296 respectively.	73,805

Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at June 30, 2009 and December 31, 2008 is $113,696 and $52,592 respectively	1,185,000

SWCC, dated 7/21/06, no stated interest rate	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at June 30, 2009 and December 31, 2008 is $6,124 and $5,622 respectively.	10,000
$ 1,998,076

Debentures

On December 17, 2008 the Company started issuing three year debentures which mature starting December 16, 2011. The debt balance at June 30, 2009 and December 31, 2008 is $390,300 and $225,000, respectively. Accrued interest at June 30, 2009 and December 31, 2008 is $10,805 and $764, respectively. Debt issuance cost of $41,750 have been deferred and are being amortized over the term of the debt. During the six months ended June 30, 2009 $6,958 of debt issuance costs were amortized.

The Debentures may be converted into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a Holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock. This ownership may be waived, however, by a holder upon sixty-one (61) days prior written notice.

The Debentures may be redeemed by the Company at any time or from time to time at a price equal to (x) one hundred twenty percent (120%) of the principal amount of the Debenture if the Debenture is called for redemption prior to the expiration of six months from the issuance date, or one hundred thirty one percent (131%) if called for redemption thereafter, plus (y) interest accrued through the day immediately preceding the date of redemption.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

(a)

Litigation –The Company is involved in a lawsuit from Bell South for an unpaid amount from 2004 that was filed in February 2007. Management believes that this claim will not have a material effect on the financial position of the Company.

(b)

Commitments – Effective February, 25, 2009, VirtualHealth Technologies, Inc. entered into a six-month Research and Placement Agreement with Stonegate Securities, Inc. The total expense to the Company under this agreement will be $30,000.

NOTE 6 – Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through August 5, 2009.

Effective July 21, 2009, pursuant to the terms of a Securities Purchase Agreement dated as of July 1, 2009 (the “Purchase Agreement”), the Company, issued and sold to certain investors (the “Investors”) convertible debentures in the aggregate principal amount of $300,000 (the “Debentures”).

The Debentures bear interest at the rate of six percent per annum, payable monthly. The Debentures are due and payable on the third anniversary of the final closing under the Purchase Agreement.

The Debentures may be converted into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a Holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock. This ownership may be waived, however, by a holder upon sixty-one (61) days prior written notice.

The Debentures may be redeemed by the Company at any time or from time to time at a price equal to (x) one hundred twenty percent (120%) of the principal amount of the Debenture if the Debenture is called for redemption prior to the expiration of six months from the issuance date, or one hundred thirty one percent (131%) if called for redemption thereafter, plus (y) interest accrued through the day immediately preceding the date of redemption.

We have granted certain registration rights to the Investors. In the event we file a registration statement covering the sale of shares of our common stock, other than in connection with an employee incentive plan or an acquisition, the Investors may require us to include in such registration statement shares of common stock into which the then outstanding Debentures may be converted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The Company was a development stage company until August 28, 2006, at which time it emerged from development stage status upon the acquisition of MBHC, and its wholly-owned operating subsidiaries, VPSH, and SEHLLC. Prior to emerging from development stage status, no ongoing operations were conducted and no revenues were generated prior to the acquisition.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with NewMarket Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of MOS, a company engaged in physician practice management. Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’s outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of the Company’s common stock, and (b) a two-year convertible promissory note in the principle amount of $900,000. The note has been extended until October 2009.

The Company generated revenue of $228,853 with cost of sales of $53,254, and incurred $299,478 in operating expenses (excluding interest income and expense), resulting in a $123,879 loss from operations during the three months ended June 30, 2009. The Company generated revenue of $423,192 with cost of sales of $102,525, and incurred $595,572 in operating expenses (excluding interest income and expenses), resulting in a $274,905 loss from operations during the six months ended June 30, 2009.

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

In 2009, President Obama’s stimulus proposal, which includes billions in funding for healthcare technology implementation, has become the driving force behind a sharp increase in interest by physicians to adopt electronic prescription and electronic health record solutions. In light of the new focus on electronic solutions, VirtualHealth has implemented a strategy for leveraging the federal funding that should be available through the proposed stimulus plan once approved. This strategy includes developing partnerships with several leaders in the area of Community Based HIE (Health Information Exchange) and RHIO (Regional Health Information Organization) to provide an electronic privacy management platform to create the secure environments required for successful adoption. Also included in our 2009 strategy is an emphasis on the marketing of our newly designed Practice Management and EHR (Electronic Health Records) solutions for MOS’ 1500 existing customers.

In addition to stimulus funding for healthcare technology implementation, we believe that the approval of funding for the National All Scheduled Prescription Electronic Reporting (NASPER) program by Congress should create the opportunities for us to introduce our Veriscrip products and services as the most comprehensive solution to aid in the growing problem of prescription drug diversion and fraud that is occurring across state lines.

As part of this new business strategy, Envoii Healthcare, LLC has changed its name to Secure eHealth, LLC to better reflect its focus on eHealth Security products. In 2008 SEHLLC entered into a licensing agreement with Private Access, Inc. to provide security tools to enhance their existing platform. Private Access, Inc., is a California-based developer of privacy management tools for individuals to determine who, when and under what circumstances others can access and/or use their personal medical information. We believe that our association with Private Access will provide a broad audience for Secure eHealth, LLC and facilitate the introduction of our secure electronic platforms for exchanging digital health information.

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

Secure e-Health Business Model and Market Strategy

Secure eHealth, LLC, formerly known as Envoii Healthcare, LLC, provides a suite of products to the healthcare industry that enhance an existing platform’s ability to provide users access to their most critical and confidential information, quickly and securely. Its flagship product, the System Tray Notifier™ introduced last year is designed to revolutionize the communication of sensitive healthcare information by providing single click access to important messages from within the user’s system tray without interrupting workflow and securely displaying the images, documents or messages directly from its server.

The System Tray Notifier™ was recently licensed by Private Access, Inc. a California developer of web‐based tools that allows patients and healthcare professionals to control both the privacy and accessibility of confidential personal health records. Secure eHealth is also pursuing Health Information Exchange programs nationwide as a vehicle for securely exchanging data between disparate clinic and hospital based systems.

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

Liquidity and Capital Resources

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

Item 4t. Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer, who is also the principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes In Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Effective July 21, 2009, pursuant to the terms of a Securities Purchase Agreement dated as of July 1, 2009 (the “Purchase Agreement”), the Company, issued and sold to certain investors (the “Investors”) convertible debentures in the aggregate principal amount of $300,000 (the “Debentures”).

The Debentures bear interest at the rate of six percent per annum, payable monthly. The Debentures are due and payable on the third anniversary of the final closing under the Purchase Agreement.
The Debentures may be converted into shares of the Company’s common stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of common stock to the extent that the conversion would result in a Holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock. This ownership may be waived, however, by a holder upon sixty-one (61) days prior written notice.
The Debentures may be redeemed by the Company at any time or from time to time at a price equal to (x) one hundred twenty percent (120%) of the principal amount of the Debenture if the Debenture is called for redemption prior to the expiration of six months from the issuance date, or one hundred thirty one percent (131%) if called for redemption thereafter, plus (y) interest accrued through the day immediately preceding the date of redemption.
We have granted certain registration rights to the Investors. In the event we file a registration statement covering the sale of shares of our common stock, other than in connection with an employee incentive plan or an acquisition, the Investors may require us to include in such registration statement shares of common stock into which the then outstanding Debentures may be converted.

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i)	Amended and Restated Certificate of Incorporation
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2003)
10.1	Form of Loan, Investment and Security Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K file with the Commission on May 22, 2008)
10.2	Form of Note (Incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K file with the Commission on May 22, 2008)
10.3	Securities Purchase Agreement, dated as of November 19, 2008, by and among VirtualHealth Technologies, Inc., and the investors named therein.*
10.4

Securities Purchase Agreement, dated as of July 1, 2009, by and among VirtualHealth Technologies, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2009).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2009	VirtualHealth Technologies, Inc. (Registrant) By /s/ James M. Renfro James M. Renfro, President