Form 10-Q
period 2009-09-30
VIRTUALHEALTH TECHNOLOGIES INC.
filed 2009-11-16
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the registrant’s common stock as of November 16, 2009: 53,520,500 shares.

Item 1: Financial Statements	Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited)
and December 31, 2008 (audited)	3

Unaudited Condensed Consolidated Statements of Operations
for the three and nine months ended September 30, 2009 and 2008	4

Unaudited Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-9

Item 2: Management’s Discussion and Analysis of Financial Condition	9-14
and Results of Operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4T: Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	15

Item 1A: Risk Factors	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults upon Senior Securities	15

Item 4: Submission of Matters to a Vote of Security Holders	15

Item 5: Other Information	15

Item 6: Exhibits	16

Signatures	16

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$18,867	$87,005
Accounts Receivable, Net	73,684	72,115
Interest Receivable	127,599	62,767
Total current assets	220,150	221,887

PROPERTY, PLANT, AND EQUPMENT (NET)	1,453	3,089

OTHER ASSETS:
Notes Receivable - Related Parties	609,691	75,000
Note Receivable	1,500,000	1,500,000
Goodwill	1,228,856	1,228,856
Deferred loan costs	31,312	41,750
TOTAL ASSETS	$3,591,462	$3,070,582

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable - Trade	$389,306	$393,796
Accrued Payroll and Payroll Taxes	41,644	19,324
Other accrued Liabilities	2,873	3,493
Dividends payable	33,750	33,750
Notes Payable	--	900,000
Notes Payable - Related Parties	1,804,994	1,966,505
Accrued Interest - Related Parties	548,627	384,303
Total current liabilities	2,821,194	3,701,171

LONG-TERM DEBT:
Debentures	546,912	225,000

TOTAL LIABILITIES	3,368,106	3,926,171

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $0.001 par value, 10,000,000 shares
authorized; 300,000 shares Designated as Class B	--	--

Preferred stock, Class B - $0.001 par value, 300,000
shares designated, 70,000 issued and outstanding as of
September 30, 2009 and December 31, 2008	70	70

Common stock - $0.001 par value, 100,000,000 shares
authorized, 53,520,200 and 46,451,533 issued and
outstanding as of September 30, 2009 and December
31, 2008	53,518	46,452
Additional paid-in capital	3,654,866	2,267,381
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(3,395,194)	(3,079,588)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	223,356	(855,589)

TOTAL LIABILITIES AND STOCKHOLDERS'	$3,591,462	$3,070,582
EQUITY (DEFICIENCY)

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
REVENUES:	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Total Revenue	$154,811	$174,678	$578,003	$573,347

Cost of Sales	(31,923)	(24,714)	(134,448)	(64,921)

Gross Profit	122,888	149,964	443,555	508,426

OPERATING EXPENSES:
Selling, General and Administrative	(334,257)	(232,402)	(929,829)	(833,392)

LOSS FROM CONTINUING OPERATIONS	(211,369)	(82,438)	(486,274)	(324,966)

OTHER INCOME (EXPENSES):
Interest Income	93,278	25,280	168,383	28,910
Gain on Settlement	244,548	--	244,548	--
Interest (Expense)	(82,945)	(52,042)	(242,263)	(104,776)

NET GAIN (LOSS)	43,512	(109,200)	(315,606)	(400,832)
Current Tax Expense	--	--	--	--
Deferred Tax Expense	--	--	--	--
NET GAIN (LOSS)	$43,512	$(109,200)	$(315,606)	$(400,832)

Basic gain (loss) per common share	$0. 00	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares	48,964,060	42,701,533	47,352,458	42,701,533

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine months	Nine months
	Ended	Ended
	September 30 ,2009	September 30 ,2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(315,606)	$(400,832)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,636	1,544
Non-cash expenses	87,000	--
Stock issued for services	90,200	--
Gain on settlement	(244,548)	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,569)	33,419
(Increase) decrease in other assets	10,438	--
(Increase) decrease in interest receivable	(64,832)	--
Increase (decrease) in accounts payable	(4,490)	(13,151)
Increase (decrease) in accrued payroll	22,320	(33,554)
Increase (decrease) in accrued expenses	(620)	(136)
Increase (decrease) in accrued interest	164,324	76,557
Net cash used in operating activities	(255,747)	(336,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (Purchases) from Note Receivable	--	(1,050,000)
Purchase of note receivable-related party	(534,691)	--
Purchases of property and equipment	--	(10,000)
Net cash used by investing activities	(534,691)	(1,060,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable-related party	236,738	1,296,479
Payments on notes payable-related party	(124,649)	--
Proceeds of notes payable	685,221	--
Payments on notes payable	(75,010)	--
Net cash provided by financing activities	722,300	1,296,479

NET INCREASE (DECREASE) IN CASH	(68,138)	(99,674)

CASH, beginning of period	87,005	226,393

CASH, end of period	$18,867	$126,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Common Stock issued in consulting fees	$90,200	$-
Imputed interest expensed as a capital contribution	$19,500	$-
Contributed rent as a capital contribution	$67,500	$-
Debt conversion	$900,000	$-
Stock issued for debt	$561,899	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIRTUALHEALTH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SUBSTANTIALLY ALL DISCLOSURES REQUIRED BY ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA ARE NOT INCLUDED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements reflect the restructuring of the Company consummated on August 28, 2006, by actions through a certain Stock Exchange Agreement dated July 20, 2006. Our five wholly-owned subsidiaries, MB Holding Corporation (MBHC) (inactive), VPS Holding, LLC, dba Veriscrip LLC (VPSH), Secure eHealth, LLC (SEHLLC), Medical Office Software, Inc. (MOS), and Verified Prescription Safeguards, Inc. (inactive), are included in these statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with Form 10-Q, and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2009, the results of operations for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. These results have been determined on the basis of accounting principles generally accepted in the United States of America, and applied consistently with those used in the preparation of the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008.

Certain information and note disclosures normally included in the consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 2009 and 2008, are not necessarily indicative of the results for the full year.

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

NOTE 3 – NOTES RECEIVABLE

The Company has advanced as a note receivable, $1,500,000 to Private Access, Inc. an unrelated company. The loan bears interest at 9% per annum from day of advance, with $110,993 and $59,892 accrued as of September 30, 2009 and December 31, 2008 respectively. On August 12, 2009, the Company received a payment of $100,000 under the terms of the Restructuring Agreement, for interest under the Note and restructuring fees, as the result of the capital provided to Private Access, Inc. by Pfizer Inc. (“Pfizer”) under a Notes Purchase Agreement dated August 3, 2009 (the “Pfizer Agreement”). Under an Amendment to Convertible Promissory Notes and Note Restructuring Agreement, the Company agreed to extend the term of the Note from January 15, 2011, until July 31, 2013, and received an enhanced conversion premium in the event that the Note is converted to equity. Additionally, the Company agreed, until the Note is paid in full, to modify its right of first offer to purchase new securities in Private Access so as to be pro rata with Pfizer’s right of first refusal under the Pfizer Agreement. The Pfizer Agreement makes corresponding allowances for the Company’s pro rata right of first offer, with pro rata interests being based on the outstanding principal amounts owed under (i) notes issued to the Company and other investors under the Restructuring Agreement and (ii) notes held by Pfizer under the Pfizer Agreement. The Company also agreed to become the collateral agent for the collateral pledged as security by Private Access, Inc. under a Security Agreement dated August 3, 2009, with the Company and Pfizer, along with other investors under the Restructuring Agreement, holding pro rata security interests in all property of Private Access, Inc. including its intellectual property.

The company has a note receivable from a related party in the amount of $534,691. The loan bears interest at 10% per annum and is due on demand. Accrued interest at September 30, 2009 was $8,044. The company also has a note receivable from a related party in the amount of $75,000. The note bears interest at 10% per annum and is due on demand. Accrued interest was $8,562 and $2,875 at September 30, 2009 and December 31, 2008 respectively.

NOTE 4- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable	September 30, 2009
New Market Technology, Inc.: unsecured, no stated interest rate. On September 30, 2009 the $900,000 debt with New Market Technology Inc. was converted in exchange for 1,000,751 shares of stock.	-0-
-0-

Notes Payable Related Parties	September 30, 2009
Scott Haire, Company Chairman, CEO, and CFO:
unsecured, payable on September 30, 2009, including interest at 10% per annum. Accrued interest at September 30, 2009 and December 31, 2008 is $11,421 and $9,723 respectively.	$22,400

HEB LLC, Scott Haire Manager:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, interest at 10% per annum. Accrued interest at September 30, 2009 and December 31, 2008 is $308,105 and $284,298 respectively. Unsecured lines available at September 30, 2009 is $1,252,029.	747,971

HEB, LLC, Scott Haire, Manager:
Unsecured note dated 2006, no maturity date. Accrued interest at September 30, 2009 and December 31, 2008 is $1,300 and $1,004 respectively.	3,900

HEB Technology, LLC, Scott Haire, Manager
Unsecured note dated September 26, 2009 no maturity date. Accrued interestat September 30, 2009 and December 31, 2009 is $22 and -0- respectively.	13,618

Nevada Multicare, Scott Haire-Manager:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at September 30, 2009 and December 31, 2008 is $34,893 and $29,296 respectively.	73,805

Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at September 30, 2009 and December 31, 2008 is $165,807 and $52,592 respectively	911,400

SWCC, dated 7/21/06, no stated interest rate	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at June 30, 2009 and December 31, 2008 is $6,124 and $5,622 respectively.	10,000
$ 1,804,994

Debentures

On December 17, 2008 the Company issued convertible debentures which started maturing in 2009 and continue maturing thru 2011. The debt balance at September 30, 2009 and December 31, 2008 is $546,912 and $225,000, respectively. Accrued interest at September 30, 2009 and December 31, 2008 is $20,698 and $764, respectively. Debt issuance costs of $73,752 have been deferred and are being amortized over the term of the debt. During the nine months ended September 30, 2009 $10,438 of debt issuance costs were amortized.

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

Lawsuit – The Company has been named as a defendant in a lawsuit. The Company and its attorneys have reviewed the matter and believe the lawsuit is baseless and would have little or no impact on the Company. The Company intends to vigorously defend itself in this matter.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2009 there are 53,520,200 shares issued and outstanding. At December 31, 2008 there were 46,451,533 shares issued and outstanding.

During the nine months ended September 30, 2009 the Company issued 651,000 shares for payment of services and 6,417,667 shares for payment of debt resulting in a gain on settlement of $244,548. During 2008 the Company issued 2,800,000 shares in payment of Company notes payable and 950,000 shares for payment of consulting fees owed by the Company.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2009 the Company issued 277,444 shares of common stock for payment of debt.

On November 2, 2009 the Company entered into a Letter of Intent to sell all health care related assets (MOS, Secure eHealth and Veriscrip) to Wound Management Technologies, Inc. (WNDM) in exchange for $1,000,000 in cash and debt, 4,000,000 shares of WNDM stock and a royalty agreement for continued revenues to the Company. In addition, the Company acquired a Lease-Purchase Option Agreement for the Treasure Gulch Gold Mine for $50,000 from a privately held entity.

The Company has evaluated subsequent events from the balance sheet date through November 13, 2009.

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

On October 6, 2006, the Company consummated a Stock Exchange Agreement with New Market Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of MOS, a company engaged in physician practice management. Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’s outstanding shares. Under the terms of the Stock Exchange Agreement, the Company acquired the remaining outstanding shares of MOS in exchange for (a) 1,400,000 shares of the Company’s common stock, and (b) a two-year convertible promissory note in the principle amount of $900,000. This note was converted as of September 30, 2009 in exchange for 1,000,751 shares of stock.

The Company generated revenue of $154,811 with cost of sales of $31,923, and incurred $334,257 in operating expenses (excluding interest income and expense), resulting in a $211,369 loss from operations during the three months ended September 30, 2009. The Company generated revenue of $578,003 with cost of sales of $134,448, and incurred $929,829 in operating expenses (excluding interest income and expense), resulting in a $486,274 loss during the nine months ended September 30, 2009.

Plan of Operation

The Company’s (VHGI) primary business focus is to provide next generation solutions that securely and efficiently connects healthcare providers and their communities. The Company’s three operating units each independently service an area of healthcare that benefits from its technology, and combined the three create a healthcare platform that is completely secure, intuitive and allows healthcare practioners to collaborate with one another in ways that were never possible before. Additional capital will be required, either through the sale of equity or through debt financing to meet our contractual obligations, and continue operations.
The development of Veriscrip™ as the nation’s first “Real-Time” prescription drug monitoring program paves the way to exploit the Company’s deep understanding of the need for improved data security in both state and federal managed healthcare programs. As a result, Secure eHealth, LLC has become the core component in any future development within the Company’s product line. The Medical Office Software (MOS) business unit currently services a client base of over 1,500 early technology adopters. As both Veriscrip and Secure eHealth products are deployed in states where MOS has a base of users, we believe that we can leverage those users’ familiarity with the Company and its technology solutions as initial sites for testing the services.

In 2009, President Obama’s stimulus proposal, which includes billions in funding for healthcare technology implementation, has become the driving force behind a sharp increase in interest by physicians to adopt electronic prescription and electronic health record solutions. In light of the new focus on electronic solutions, VHGI has implemented a strategy for leveraging the federal funding that should be available through the proposed stimulus plan once approved. This strategy includes developing partnerships with several leaders in the area of Community Based HIE (Health Information Exchange) and RHIO (Regional Health Information Organization) to provide an electronic privacy management platform to create the secure environments required for successful adoption. Also included in our 2009 strategy is an emphasis on the marketing of our newly designed Practice Management and EHR (Electronic Health Records) solutions for MOS’ 1,500 existing customers. Also we are continuing to identify strategic acquisitions of like companies to grow the MOS client base of healthcare practitioners providing a wider demographic to cross sell the Company’s services and products.

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

In 2008 Secure eHealth, LLC entered into a licensing agreement with Private Access, Inc. to provide security tools to enhance their existing platform. Private Access, Inc. is a California-based developer of privacy management tools for individuals to determine who, when and under what circumstances others can access and/or use their personal medical information. We believe that our association with Private Access, Inc. will provide a broad audience for Secure eHealth, LLC and facilitate the introduction of our secure electronic platforms for exchanging digital health information.

Veriscrip ™ Business Model and Market Strategy

The business model for our Veriscrip products and services is primarily based upon the selling and operation of real-time controlled prescription drug monitoring for state agencies, which pay for the services. Our fees are composed of a mix of license fees and transaction fees. We believe that these fee components are a standard practice for electronic solutions and will be accepted in the market. In addition, a small amount of revenue may be derived from electronic networks with which we have established connectivity to reach pharmacies and Pharmacy Benefit Managers (PBMs). We expect that our typical customer will be a state or federal agency and can be classified as follows:

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

Most Secure: One of the largest hurdles in the introduction of healthcare technology proliferation, specifically in the areas of centralized data storage and data mobility is the perceived inability to adequately protect patient information. Veriscrip is designed to take full advantage of the latest advances in authentication and encryption technologies by integrating Secure eHealth’s suite of security products rendering the Veriscrip platform the most secure PDMP available.

Our marketing strategy is to position Veriscrip such that user barriers to adoption are minimized, leveraging existing complementary vendors rather than competing with them and combining a set of services that both uniquely meets the regulatory monitoring needs of state agencies and resolves current problems facing prescribers and pharmacies. Our current marketing efforts are focused on states that appear to be aware of the prescription drug problems within their state, have drafted bills or commissioned studies on prescription drug abuse, and have some drug monitoring system or plan currently in place. These criteria will assist in identifying target states for marketing efforts, but contacts and relationships of management will play essential roles in securing audience with state decision makers. Currently as of August 2009, there are only forty states with legislation allowing prescription drug monitoring of which thirty-two have active programs in place. Of these programs none are real-time, which represents a tremendous opportunity for Veriscrip to be the leader in the field of PDMP.

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

MOS Business Model and Market Strategy

Since its inception, MOS has been engaged in the physician practice management system ("PMS") market. Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout Southeastern Florida as the premier provider of physician practice solutions. MOS began as a developer and marketer of its own PMS solution. At the present, however, MOS focuses almost exclusively on reselling and supporting products developed by other parties in an effort to provide the best of breed to its customers. The market segments and products for each of these markets are as follows:

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

In a continuing pattern of identifying the changing needs of its customers and the industry, MOS recently entered into an agreement with SILK Information Systems, a developer of Software as a Service (SaaS) based Revenue Cycle Management solutions. This relationship is an important strategic success for MOS by having the diversity of both the traditional license model for software applications coupled with the ability to now provide monthly subscription based access to the same leading edge technology. The Company will benefit from the long-term recurring revenue streams of a SaaS model, which historically provide 5-8 times multiples in the market or higher for companies on this model versus a traditional license revenue only company.

One very interesting aspect of this new line of business is its ability to help customers increase their revenues. According to VHGI, the increased automation and efficiency enabled by its SILK solution allows its physician practice clients to increase collected revenues by 20% to 30%. With research conducted by the AMA revealing that physicians expend 14% of their collected revenues on correct billing alone, the ability of the company’s technology to eliminate these costs are an extremely valuable asset for MOS and have played an integral role in building its current client base.

Secure eHealth Business Model and Market Strategy

Secure eHealth, LLC, formerly known as Envoii Healthcare, LLC, provides a suite of products to the healthcare industry that enhance an existing platform’s ability to provide users access to their most critical and confidential information, quickly and securely. Its flagship product, the System Tray Notifier™ introduced last year is designed to revolutionize the communication of sensitive healthcare information by providing “single click access” to important messages from within the user’s system tray without interrupting workflow and securely displaying the images, documents or messages directly from its server.

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

Secure eHealth, LLC recently concluded the formal license agreement with DRM Security, LLC to distribute the Cifra™ product in both a stand-alone product configuration and as a Software as a Service (SaaS) model. Three key benefits and features of Cifra are:

•

Cifra provides a secure environment to transfer or store sensitive documents with the originator retaining complete control over the disposition of those documents (controls the recipient’s ability to copy, print, save, edit, comment, etc.)

•

Cifra provides a level of encryption equivalent to those authorized for use by the government such as the National Security Agency in instances where only the sender and recipient have access to the keys. The server and the system administrator NEVER have key access.

•	Cifra is a closed environment preventing SPAM and minimizing the potential spread of viruses and worms

More than simply a secure messaging system, Cifra is a robust data delivery platform. It is expected that Cifra will change the way that healthcare practitioners around the world collaborate with one another. In the initial agreement, Secure eHealth will have preferred rights to market Cifra directly to both small and enterprise sized physician groups as well as Regional Health Organizations and state run Health Information Exchange programs. Cifra will also become an imbedded component in the Company’s subsidiary, Medical Office Software which will be used for securely connecting both private and hospital based physician groups. In addition, Cifra will also become the key platform that will drive the Veriscrip prescription drug monitoring program to transfer controlled substance data between state agencies.

The market segments for Cifra include:

•	State based Health Information Exchange Programs
•	Both State run and Private Health Plans
•	Hospital based Physicians Groups
•	Regional Health Information Organizations
•	Any covered entity that requires compliance with HIPAA and recent “Red Flag” rules for healthcare

The Services / Products for each of the above would include:

Authentication applications, secure messaging, secure encryption technologies for data exchange, transfer, secure storage/repository for all digital data files, and high security connectivity solutions.

The following are Secure eHealth’s anticipated primary sources of revenue:

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

Sales Revenues from “Product” and “Software as a Service”: Although the initial model will be to offer the Cifra solution to a select number of users at no-charge, the clients beyond those users will generate revenue based on a one-time purchase of the Cifra product set plus the annual support fees, or as a SaaS client with monthly recurring User fees, including support. The product will be propagated by the users as one client elects to share a secure document or message with another, the new users must be invited and then purchase the application, download to the client before using the system.

Liquidity and Capital Resources

The Company currently has no funds to execute its business plans, and it has no agreements or understandings in place that would provide it with the required funding to execute its business plan.

The Company's working capital requirements for the foreseeable future will vary based upon a number of factors and depending upon the entity owned by the company. VPSH, the owner of the Veriscrip System has capital demands to finish development and any customization of its primary system for the tracking of controlled prescriptions, the costs associated with launching the system if successfully developed, the acceptance of the system by each state and market penetration along with other factors that may not be foreseeable at this time. Secure eHealth, has capital requirements to finish development and any customization of its security platform and the launching and distribution of its systems. MOS, even though it has revenues sufficient to support its typical operations, has capital demands from time to time that exceed its ability to fund itself on its own. Management believes that the Company will need additional funding to grow. There can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plans.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(i)	Amended and Restated Certificate of Incorporation
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2003)
10.1	Form of Loan, Investment and Security Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K file with the Commission on May 22, 2008)
10.2	Form of Note (Incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2008)
10.3	Securities Purchase Agreement, dated as of November 19, 2008, by and among VirtualHealth Technologies, Inc., and the investors named therein.*
10.4

Securities Purchase Agreement, dated as of July 1, 2009, by and among VirtualHealth Technologies, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2009).

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.5	Note Restructuring Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12,2009)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUALHEALTH TECHNOLOGIES, INC.
(Registrant)

Date: November 16, 2009	By /s/ James M. Renfro,
James M. Renfro,
President