Form 10-K
period 2009-12-31
VHGI HOLDINGS, INC.
filed 2010-04-20
CIK 830741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant
to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2009

Commission file number
33-20582

VHGI HOLDINGS, INC.
(Name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

325 West Main St. Suite 240 Lexington, Kentucky 40507	(859) 266-9772
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

As of March 31, 2010, 63,735,254 shares of the registrant’s $.0001 par value common stock were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010 based upon the $.17 closing price as of such date was approximately $4,334,351.

TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-K
YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.  Business.

Background

VirtualHealth Technologies, Inc., which has changed its name to VHGI Holdings, Inc. (“VHGI” or “the Company”) was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lyn Corporation.  On December 6, 1988, the Company changed its name to Equity Gold, Inc.  The original focus of the Company was the gold mining and ore processing technology industries from inception until the year 2000 when the Company elected to change its business plan toward the development and marketing of internet prescription drug technology.

On December 15, 2000, the Company acquired all of the issued and outstanding common stock of Verified Prescription Safeguards, Inc.  ("VPS") in exchange for shares of the Company's Class B voting preferred stock.  At the time the purchase was consummated, VPS held no assets or liabilities.

Effective August 25, 2006, the Company acquired MB Holding Corporation, a Nevada corporation (“MB Holding”), from H.E.B., LLC, a Nevada limited liability company (“HEB”), in exchange for 34,000 shares of the Company's common stock.  MB Holding owned two subsidiaries, VPS Holding, LLC, a Kentucky limited liability company (“VPSH”), and Envoii Healthcare, LLC, a Nevada limited liability company, (“Envoii”).  In connection with the acquisition of MB Holding and the new direction of the Company, the name was changed to “VirtualHealth Technologies, Inc.”

VPSH developed certain technologies related to real-time internet prescription drug monitoring.  In addition, the Company has developed a proprietary software solution tailored toward object security and this software is utilized in products and services offered under the name Veriscrip.

Secure eHealth, LLC (“eHealth”), formerly known as Envoii Healthcare, LLC, provides a suite of products to the healthcare industry that enhance an existing platform’s ability to provide users access to their most critical and confidential information, quickly and securely. Its flagship product, the System Tray Notifier™ introduced in 2008, is designed to revolutionize the communication of sensitive healthcare information by providing “single click access” to important messages from within the user’s system tray without interrupting workflow and securely displaying the images, documents or messages directly from its server.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with New Market Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation (“MOS”).  Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’ outstanding shares.

Business Description

In November 2009 the Company formed a new subsidiary VHGI Gold, LLC (“VHGI Gold”), a Nevada corporation, for the purpose of accelerating the Company’s reentry into the gold mining industry.    The Company entered into a Lease-Purchase Option Agreement for the Treasure Gulch Gold Mine (“Gulch Mine”) situated in Arizona.  See “Item 2 – Properties” below for a more detailed description of the mining property.

VHGI Gold is currently conducting due-diligence on the subject property, and, pending results, hopes to announce details of a proposed mining development schedule, with the intent of maximizing initial outcomes while limiting VHGI Gold’s financial commitment.  Details under consideration include a laboratory analysis of surface ore deposits, an evaluation of the underground mine workings and an evaluation of refining and processing options subject to the results of these tests and analysis which could lead to full scale gold production.

Also in November 2009, the Company announced the execution of a letter of intent to sell some of the healthcare technology assets of the Company to Wound Management Technologies, Inc. (“WMT”).  The sale of these assets was completed on February 1, 2010 for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the amount of $400,000.  In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.

The assets sold by VHGI to WMT consisted of (a) VHGI subsidiary Secure eHealth, LLC (“eHealth”)  (b) VHGI $1.5 million Senior Secured Convertible Promissory Note issued by Private Access, Inc. and the related debt incurred to secure the funds and (c) all of the intellectual property assets of the prescription monitoring business VPS. VHGI will retain the MOS subsidiary.

During 2009 the Company’s primary business focus was healthcare technology; however, the Company was still in the development stage with the technology products offered by eHealth and VPS not yet generating revenue and requiring debt financing to raise needed capital to meet contractual obligations.  By disposing of certain assets, the Company hopes to generate funds to pursue other lease purchase opportunities, acquisitions and joint ventures for the goal of enhanced shareholder value as the focus shifts toward the Precious Metals/ Energy Resources industries.

Since its inception, MOS has been engaged in the physician practice management system ("PMS") market.  Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout Southeastern Florida as the premier provider of physician practice solutions.  MOS began as a developer and marketer of its own PMS solution.  At present, however, MOS focuses almost exclusively on reselling and supporting products developed by other parties.  The increased interest by the physician practice market to have a fully integrated Practice Management and Electronic Medical Record (“EMR”) solution places a great opportunity in front of MOS. The Federal Government is now providing financial incentives and subsidies to practices that incorporate EMR systems, which softens the barrier that MOS has faced in recent years to upgrade and expand the current base.

Item 1A.  Risk Factors

Risks Related to Our Business

The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

We are shifting our business strategy towards mining operations and away from the healthcare industry.

With the formation of VHGI Gold and its entry into the Lease-Purchase Option Agreement for the Gulch Mine, we have undertaken a shift in our business strategy toward mining production and away from healthcare products.   We may not be successful in implementing this shift in strategy. Any business acquired, may be difficult to integrate into our existing operations or may not perform as well as expected. If we are unable to successfully implement our business strategy, this could have a material adverse effect on our financial condition and results of operations.

Our shift in business strategy could strain our managerial, financial and other resources. We also cannot assure you that this shift in business strategy will not interfere with our existing operations. The operation of the Gulch Mine demands substantial management resources and the shifting of our management focus away from other business opportunities.

We expect to incur losses in the future and may not achieve or maintain profitability.

We have not generated any profits and the Company has incurred significant operating losses.  We expect to incur additional operating losses for the foreseeable future. Our sources of revenue are limited and we may not have additional sources of revenue in the foreseeable future.

If we cannot meet our future capital requirements, our business will suffer.

We expect to make significant investments in acquiring revenue based assets resulting in a substantial increase in needed capital and operating expenses.  Consequently, we anticipate that we will need to raise additional capital before reaching profitability.  We cannot predict when we will operate profitably, if at all.  We will need additional financing to continue operating our business.  We need to raise additional funds in the future through public or private debt or equity financings in order to:

*	fund operating losses;

*	scale sales and marketing to address our targeted markets;

*	take advantage of opportunities, including expansion or acquisitions of complementary businesses or technologies;

*	hire, train and retain employees;

*	develop new products or professional services; or

*	respond to economic and competitive pressures.

If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced.  Our future success may be determined in large part by our ability to obtain additional financing, and we can give no assurance that we will be successful in obtaining adequate financing on favorable terms, if at all.  If adequate funds are not available or are not available on acceptable terms, our operating results and financial condition may suffer.

Increased costs could affect our financial condition.

We anticipate that costs at our mining projects will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability and could result in impairment.

We cannot be certain that our acquisition, exploration and development activities will be commercially successful.

We currently have no properties that produce gold in commercial quantities. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other gold companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop or operate gold projects.

There are a number of risks inherent in exploration and mining operations.

Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomical; significant environmental and other regulatory restrictions; and the risks of injury to persons, property or the environment. In particular, the profitability of gold mining operations is directly related to the price of gold. The price of gold fluctuates widely and is affected by numerous factors that are beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the price of gold should drop dramatically, the value of our mining projects could also drop dramatically, and the Company might then be unable to recover its investment in those interests or properties. Selection of a property for exploration or development; the determination to construct a mine and to place it into production, and the dedication of funds necessary to achieve such purposes, are decisions that must be made long before the first revenues from production will be received. Price fluctuations which occur while decisions are made can drastically affect the economics of a mine. The volatility of gold prices represents a substantial risk, generally, which no amount of planning or technical expertise can eliminate.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Our exploration and development operations are subject to environmental regulations, which could result in our incurring additional costs and operational delays.

All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our projects. We are currently subject to U.S. federal and state government environmental regulations.

The price of gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal assets are mineral reserves and mineralized material. We intend to attempt to acquire additional properties containing mineral reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale or joint venture of some of these properties. The value of these mineral reserves and mineralized material, and the value of any potential gold production there from, will vary in proportion to variations in gold prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond our control including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect our asset values, cash flows, potential revenues and profits.

“Penny Stock” Limitations.

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker–dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction.

Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker–dealer also must disclose the commissions payable to both the broker–dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker–dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker–dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.

Risks Related to Our Securities

There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.  There is currently a limited market for our securities and there can be no assurance that an improved market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

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

Item 2.  Properties.

Location of Executive Offices

The Company’s executive offices are located at 325 West Main Street, Suite 240, Lexington, Kentucky 40507.  These offices occupy approximately 796 square feet and are held under a month to month lease with Regency Financial, LLC. The aggregate rental for these office leases is $948 per month. MOS’s executive offices are located at 790 E. Broward, Suite 400, Fort Lauderdale, FL 33301.   MOS occupies approximately 1,000 square feet of space leased by H.E.B. LLC, which is controlled by Mr. Scott Haire, the Chief Executive Officer of the Company.  MOS is not charged rent for this space, and a capital contribution by Mr. Haire has been recorded for 2009 in the amount of $26,000 for the value of space occupied.

Location and Ownership of Mining Properties

The Gulch Mine properties are situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  Access is via improved County and National Forest dirt road.

A required payment of $25,000 is scheduled for May 1, 2010 for the initial assignment and assumption of the Gulch Mine lease purchase option.   Payments to the former leaseholder of the Gulch Mine have been made to secure the lease extension option term through February 2013.  Renewal options exist through 2023 and require VHGI to pay an extension fee of $20,000 per year for each subsequent annual extension.

Mining Development Plan
The plan calls for surface ore deposits to be sent to an analytical laboratory to determine the best possible gold extraction methodology, as well as a short-term structure sampling program to determine the value of the subterranean holdings as to the possible quantity and grade of Gold Bearing Ore that could be extracted.  According to the proposal, the existing tunnels and surface cuts would suffice to provide the ore body.  These options could potentially produce first gold in 30 to 60 days on a laboratory scale.

Production Options
Based on the outcome of that effort, a small pre-production extraction plant could be used to test the economics and provide certification for a final mining plan.  While smaller production efforts could possibly support a profit orientated enterprise, the real commercial value of the Treasure Gulch Mine could be found in the development of the ore reserves at depth and on strike.  The Company is also considering a potential joint venture for the development of a centralized mill site to process the ore from the Treasure Gulch Mine and other mines within the adjacent parcels which could form the basis to transition VHGI from an acquisition and exploration company to revenue based gold and silver production company.

Item 3.  Legal Proceedings

MOS was engaged in a lawsuit by a former employee for unpaid commissions on sales.  This lawsuit was settled in June of 2009 for $3,000.

The Company is currently a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

Item 4.  Removed and Reserved

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities.

Share Price History

The Company’s common stock is traded in the Over-the-Counter Bulletin Board under the trading symbol “VHGI.”  The following table sets forth the high and low bid information of Company’s common stock for the periods indicated as reported by NASDAQ.

Quarter Ended	High	Low

2009
March 31	$0.24	$0.20
June 30	$0.23	$0.18
September 30	$0.26	$0.26
December 31	$0.21	$0.17

2008
March 31	$0.73	$0.05
June 30	$0.60	$0.49
September 30	$0.51	$0.35
December 31	$0.21	$0.19

Holders of Record

As of March 31, 2010 there were approximately 457 holders of record of the Company’s common stock.  The number of holders of record was calculated by reference to the Company’s stock transfer agent’s books.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the past fiscal year.  No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.

In March 2009 the Company issued 100,000 shares of common stock in payment of consulting fees at a price of $0.20 per share.

In 2009 July the Company issued 330,000 shares of common stock in payment of consulting fees at a price of $0.20 per share.

In August 2009 the Company issued 2,473,684 shares of common stock in payment of debt at a price of $0.29 per share.

In August and September 2009 the Company issued 1,350,000 shares of stock in payment of debt at  prices of $0.20 to $0.26 per share.

In August and September 2009 the Company issued 1,100,751 shares of common stock in payment of debt at  prices of $0.26 to $0.28 per share.

In August 2009 the Company issued 293,232 shares of common stock in payment of consulting fees at a price of $0.28 per share.

In September 2009 the Company issued 26,000 shares of common stock in payment of consulting fees at a price of $0.26 per share.

In September 2009 the Company issued 195,000shares of common stock in payment of consulting fees at prices of $0.26 to $0.30 per share.

In September 2009 the Company issued 1,200,000 shares of common stock in payment of debt at a price of $0.26 per share.

In December 2009 the Company issued 3,777,444 shares of common stock in payment of debt at  prices of $0.19 to $0.22 per share.

In December 2009 the Company issued 55,000 shares of common stock in payment of consulting fees at a price of $0.20 per share.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration.  In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to provide this information.

Item 7.  Management’s Discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related footnotes that appear in this document.

Organizational overview

Our current focus is shifting toward new industries which take the Company in a different direction.  New business segments will consist of (a) precious metals (b) oil and gas (c) medical technology.  The year 2010 marks a major milestone in the history of the Company as a result of the recently initiated steps to leverage the Company’s operating history and corporate resources within these new business segments. Although Gold is selling at 25 year high prices and Oil & Gas continue to be trading at significant premiums, global economic events have created significant opportunities within these markets. Assets can be acquired at significant discounts, and VHGI intends to pursue these opportunities through Lease-Purchase opportunities, Property Acquisitions and Joint Ventures.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the footnotes to the consolidated financial statements provide the description of the significant accounting policies necessary in fully understanding and evaluating our consolidated financial condition and results of operations.

Results of Operations

Comparison of Year ended December 31, 2009 Compared to Year ended December 31, 2008

Revenues.  The Company generated revenues for the year ended December 31, 2009 of $766,735 compared to revenues of $739,708 for the year ended December 31, 2008, or  a  3.7% increase in revenues.  Revenues in 2008 consisted of sales of software support where in 2009 the revenues were generated by software sales.

Cost of revenues. Costs of revenues for the year ended December 31, 2009 were $194,690 compared to costs of revenues of $88,281 for the year ended December 31, 2008, or a 121% increase in costs of revenues.

The increase in costs was primarily due to the increase in costs associated with the software sold by MOS which was not sold in 2008.  In addition, the type of sales costs changed in 2009 due to the change in the type of revenue being generated in 2008 and 2009.

General and administrative expenses (“G&A"). G&A expenses for the year ended December 31, 2009 were $1,495,881 compared to G&A expenses of $1,351,111 for the year ended December 31, 2008, or a 10.7% increase in G&A expenses.  The increase in expenses is primarily due to an increase in consulting fees paid between 2008 and 2009.

Interest Income.   Interest income was $212,554 for the year ended December 31, 2009 compared to $63,620 for the year ended December 31, 2008, or an increase of 234%. The increase was primarily due to the $100,000 interest payment received in August 2009 on the $1,500,000 note receivable with Private Access.

Interest Expense.   Interest expense was $302,326 for the year ended December 31, 2009, compared to $253,806 for the year ended December 31, 2008, or an increase of 19%.  Interest expense for 2009 increased due to the increase in debt during 2009 compared to 2008.

Net loss. We had a net loss for the year ended December 31, 2009, of $1,485,513 compared with a net loss of $889,870 for the year ended December 31, 2008, or a increase in loss of 66.9%. The increase in loss is primarily due to the loss on settlement of $ 471,905 recognized in 2009 as a result of stock issued for payment of debt.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our net cash flows from financing activities generated $323,000 for the year ended December 31, 2009, compared to $1.9 million for the year ended December 31, 2008.

We will need to raise additional capital in fiscal year 2010 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2009, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

According to the Lease-Purchase Option Agreement for the Gulch Mine, the $25,000 balance due on lease is due on May 1, 2010.

In December 2009, the Company entered into a Services Agreement with Western Sierra Mining Corporation (“WSMC”) for certain due diligence and production analysis services to be performed for the Gulch Mine.  A consulting fee of $10,000 is to be paid upon invoice by WSMC.

ITEM 7A.  Quantitative and qualitative disclosures about market risk

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  Financial statements and supplementary data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VHGI Holdings, Inc. and Subsidiaries
Lexington, Kentucky

We have audited the accompanying consolidated balance sheets of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009. VHGI Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming VHGI Holdings, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, VHGI Holdings, Inc. and Subsidiaries has incurred substantial losses and has a working capital deficit.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 19, 2010

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and DECEMBER 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$26,343	$87,005
Accounts Receivable, Net	92,741	72,115
Interest Receivable	172,197	62,767
Total current assets	291,281	221,887

PROPERTY, PLANT, AND EQUPMENT (NET)	910	3,089

OTHER ASSETS:
Lease Purchase Option-Treasure Gulch Mine	62,500	-
Notes Receivable - Related Parties	75,000	75,000
Note Receivable	1,500,000	1,500,000
Goodwill	1,228,856	1,228,856
Deferred loan costs	30,333	41,750
TOTAL ASSETS	$3,188,880	$3,070,582

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable - Trade	$451,053	$393,796
Accrued Payroll and Payroll Taxes	37,749	19,324
Other accrued Liabilities	4,135	3,493
Dividends payable	33,750	33,750
Notes Payable	95,000	900,000
Notes Payable - Related Parties	1,395,896	1,966,505
Accrued Interest - Related Parties	531,695	384,303
Total current liabilities	2,549,278	3,701,171

LONG-TERM DEBT:
Debentures	275,362	225,000

TOTAL LIABILITIES	2,824,640	3,926,171

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of December 31, 2009 and December 31, 2008	70	70
Common stock - $0.0001 par value, 100,000,000 shares authorized, 57,352,644 and 46,451,533 issued and outstanding as of December 31, 2009 and December 31, 2008	57,353	46,452
Additional paid-in capital	4,961,822	2,267,381
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(4,565,101)	(3,079,588)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	364,240	(855,589)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,188,880	$3,070,582

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS  ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
REVENUES:

Total Revenue	$766,735	$739,708

Cost of Sales	(194,690)	(88,281)

Gross Profit	572,045	651,427

OPERATING EXPENSES:
Selling, General and Administrative	(1,495,881)	(1,351,111)

LOSS FROM CONTINUING OPERATIONS	(923,836)	(699,684)

OTHER INCOME (EXPENSES):
Interest Income	212,554	63,620
Loss on Settlement	(471,905)
Interest (Expense)	(302,326)	(253,806)

NET GAIN (LOSS)	(1,485,513)	(889,870)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET GAIN (LOSS)	$(1,485,513)	$(889,870)

Basic gain (loss) per common share	$(0.03)	$(0.02)

Weighted average number of common shares	49,080,108	46,451,533

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS  ENDED DECEMBER 31, 2009 AND 2008

	December 31 ,2009	December 31 ,2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,485,513)	$(889,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,179	2,180
Non-cash expenses	496,396	305,999
Gain on settlement	471,905	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(20,626)	28,468
(Increase) decrease in other assets	26,672	-
(Increase) decrease in interest receivable	(109,430)	(62,767)
Increase (decrease) in accounts payable	57,257	(27,960)
Increase (decrease) in accrued payroll	18,425	(14,230)
Increase (decrease) in accrued expenses	642	1,156
Increase (decrease) in accrued interest	220,910	163,807
Net cash used in operating activities	(321,183)	(493,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in lease purchase option	(62,500)	-
Proceeds (purchases) from note receivable	-	(1,575,000)
Net cash used by investing activities	(62,500)	(1,575,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	395,368	2,226,844
Payments on notes payable	(667,647)	(481,265)
Proceeds from debentures	670,310	225,000
Payments on Debenture	(75,010)	-
Deferred loan costs	-	(41,750)
Net cash provided by financing activities	323,021	1,928,829

NET INCREASE (DECREASE) IN CASH	(60,662)	(139,388)

CASH, beginning of period	87,005	226,393

CASH, end of period	$26,343	$87,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Interest converted to debt	$73,518	$-
Common Stock issued in payment of debt	$2,208,946	$560,000
Common Stock issued in consulting fees	$402,896	$190,000
Imputed Interest expensed as a capital contribution	$67,500	$90,000
Contributed rent as a capital contribution	$26,000	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred	Preferred
	Stock	Stock	Common	Common	Common	Additional
	Class B	Class B	Stock	Stock	Stock	Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Subscripton	Capital	Deficit	Equity

BALANCES, DECEMBER 31, 2007	70,000	$70	42,701,533	$42,702	(89,904)	$1,405,132	$(2,189,718)	$(831,718)

Common stock issued to Commerical Holding Inc. for the cancellation of debt valued at $0.20 per share			1,500,000	1,500		298,500		300,000

Common stock issued to Openshaw Co. for the payment of consulting fee at $0.20 per share			250,000	250		49,750		50,000

Common stock issued to Jason Goldstein for the payment of consulting fee at $0.20 per share			337,500	338		67,163		67,500

Common stock issued to Danielle Hughes for the payment of consulting fee at $0.20 per share			112,500	112		22,386		22,498

Common stock issued to Michael Tolson for the payment of consulting fee at $0.20 per share			200,000	200		39,800		40,000

Common stock issued to T. Squared, LLC for the cancellation of a note payable at $0.20 per share			1,300,000	1,300		258,700		260,000

Common stock issued to Maxim Group for the payment of consulting fee at $0.20 per share			50,000	50		9,950		10,000

Imputed interest contributed as additional paid-in capital from a non-interest note to New Market Technology, Inc.						90,000		90,000

Rent contributed by an officer, or an entity related to an officer of the Company valued at $26,000						26,000		26,000

Net loss for the year ended December 31, 2008							(889,870)	(889,870)

BALANCES, DECEMBER 31, 2008	70,000	$70	46,451,533	$46,452	$(89,904)	$2,267,381	$(3,079,588)	$(855,589)

Common stock issued for services at a price of $.30 per share			75,000	75		22,425		22,500

Common stock issued for debt conversion at a price of $.35 per share			71,054	71		24,798		24,869

Common stock issued for services at prices from $.26 to $.29 per share			341,488	341		95,355		95,696

Common stock issued for debt conversion at prices from $.26 to $.29 per share			5,401,125	5,401		1,475,138		1,480,539

Common stock issued for services at prices from $.19 to $.21 per share			1,485,000	1,485		283,215		284,700

Common stock issued for debt conversion at prices from $.19 to $.22 per share			3,527,444	3,528		700,010		703,538

Imputed interest contributed as additional paid-in capital from a non-interest note to New Market Technology, Inc.						67,500		67,500

Payment of rent by shareholdder recorded as capital contribution						26,000		26,000

Net loss for the year ended December 31, 2009							(1,485,513)	(1,485,513)

BALANCES, DECEMBER 31, 2009	-	$70	57,352,644	$57,353	$(89,904)	$4,961,822	$(4,565,101)	$364,240

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – NATURE OF OPERATIONS

VirtualHealth Technologies, Inc., which has changed its name to VHGI Holdings, Inc. (“VHGI” or the “Company”), was organized on March 4, 1988.  During 2009 the Company’s business focus was healthcare technology; however, during the fourth quarter of 2009 the Company started the implementation of a new business plan which shifts the focus toward the Precious Metals/ Energy Resources industries

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation – The terms “the Company,” “we, “us” and “VHGI” are used in this report to refer to VirtualHealth Technologies, Inc. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  VPS Holding, LLC dba Veriscrip, Secure eHealth LLC, (“eHealth”), Medical Office Software, Inc. (“MOS”) and VHGI Gold, LLC (“VHGI Gold”).  MB Holding Corporation, a subsidiary included in the prior year consolidation, has become inactive and the assets and liabilities of this entity have been transferred to VHGI.  VHGI Gold, a Nevada corporation, is a new subsidiary formed in November 2009 for the purpose of accelerating the Company’s reentry into the gold mining industry.   All intercompany accounts and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - The Company considers all highly liquid investments with a maturity  of three months or less from the date of  purchase to be cash equivalents.  As of December 31, 2009 and 2008, the Company had no cash equivalents.

Fair value of financial instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K. There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue Recognition - The Companies’ revenues result primarily from sales of products to doctors and medical billing companies.  Revenues are recognized upon delivery of the products or services.

Trade Accounts and Allowance for Doubtful Accounts – Trade accounts  receivables  and other  receivables  are carried at original  invoiced amounts  less an  allowance  for  doubtful  accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis.  Management will occasionally review accounts receivable and determine if the account should be written off. At December 31, 2009 and 2008 the allowance for doubtful accounts was $14,892 and $14,892 respectively.

Property and Equipment – Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Fixed assets consist of $13,627 in 2009 and $13,627 in 2008. These assets have been fully depreciated except for the remaining balances of $910 and $3,089 at December 31, 2009 and 2008 respectively.

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of MOS at October 6, 2006, the date of the acquisition. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. No impairment was recorded during the year ended December 31, 2009.

Deferred loan cost – The costs of issuing debentures or other debt instruments have been deferred as other loan assets and are being amortized to expense over the term of the debt.

NOTE 3 - GOING CONCERN

The Company has continuously incurred losses from operations, has a working capital deficit, and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds through loans or through additional sales of its common stock.   There is no assurance that the Company will be successful in raising additional capital to support the financial needs of the Company or that the Company will ever produce profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – NOTES RECEIVABLE

The Company has advanced as a note receivable, $1,500,000 to Private Access, Inc. an unrelated company.  The loan bears interest at 9% per annum from day of advance, with $140,243 and $59,892 accrued as of December 31, 2009 and December 31, 2008 respectively.  On August 12, 2009, the Company received a payment of $100,000 under the terms of the Restructuring Agreement, for interest under the Note and restructuring fees, as the result of the capital provided to Private Access, Inc. by Pfizer Inc. (“Pfizer”) under a Notes Purchase Agreement dated August 3, 2009 (the “Pfizer Agreement”). Under an Amendment to Convertible Promissory Notes and Note Restructuring Agreement, the Company agreed to extend the term of the Note from January 15, 2011, until July 31, 2013, and received an enhanced conversion premium in the event that the Note is converted to equity. Additionally, the Company agreed, until the Note is paid in full, to modify its right of first offer to purchase new securities in Private Access so as to be pro rata with Pfizer’s right of first refusal under the Pfizer Agreement. The Pfizer Agreement makes corresponding allowances for the Company’s pro rata right of first offer, with pro rata interests being based on the outstanding principal amounts owed under (i) notes issued to the Company and other investors under the Restructuring Agreement and (ii) notes held by Pfizer under the Pfizer Agreement. The Company also agreed to become the collateral agent for the collateral pledged as security by Private Access, Inc. under a Security Agreement dated August 3, 2009, with the Company and Pfizer, along with other investors under the Restructuring Agreement, holding pro rata security interests in all property of Private Access, Inc. including its intellectual property.

The company has a note receivable from a related party in the amount of $75,000.  The note bears interest at 10% per annum and is due on demand.  Accrued interest was $10,479 and $2,875 at December 31, 2009 and December 31, 2008, respectively.

NOTE 5- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable - Related Parties

Funds are advanced from various related parties including the Company's president and CEO/CFO and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The advances are made pursuant to note agreements that bear interest at 10% per annum, with various maturity dates. All notes are current liabilities. Accrued interest to related parties totaled $531,695 and $384,303 at December 31, 2009 and December 31, 2008, respectively.

	December 31,
	2009	2008
Scott Haire, Company Chairman, CEO, and CFO:
Unsecured, payable on December 31, 2008, including interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $11,994 and $9,723, respectively.	$22,400	$22,400

HEB LLC, Scott Haire owner, Chairman, CEO, and CFO:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $331,949 and $281,009, respectively. Unsecured lines available at December 31, 2009 are $1,643,323.	430,196	727,205
Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $167,524 and $54,446, respectively.	911,400	1,185,000

SWCC, dated 7/21/06, no stated interest rate	21,900	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $6,636 and $5,622 respectively.	10,000	10,000
	$1,395,896	$1,966,505

Notes Payable

On September 30, 2009 the convertible promissory note with New Market Technology, Inc., which had no stated interest rate and was unsecured, was exchanged for 1,000,751 shares of the Company’s common stock.   The note balance at December 31, 2008 was $900,000 and the debt had been incurred with the purchase of MOS in October 2006.

On November 1, 2009 the Company entered into an Assignment and Assumption of Lease (“Lease Assumption”) with an unrelated party (“Assignor”) for $50,000 for the assignment of a lease purchase option for the Treasure Gulch Gold Mine (“Gulch Mine”).   According to the terms of the Lease Assumption, the Company will make two payments of $25,000 each to the Assignor on February 1, 2010 and May 1, 2010.  The first payment was made on February 8, 2010.  See Note 6 for additional information on the Gulch Mine.

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due on September 7, 2010.  The note is convertible starting June 7, 2010 and deferred loan costs are $2,500 to be amortized over the nine month term of the loan.  Interest is 10% after the due date and the conversion rate is 65% of asking price 10 days prior to the conversion.

Debentures

On December 17, 2008 the Company issued convertible debentures which started maturing in 2009 and continue maturing thru 2011.  The debt balance at December 31, 2009 and December 31, 2008 is $275,362 and $225,000, respectively.  Accrued interest at December 31, 2009 and December 31, 2008 is $26,231 and $764, respectively.  Debt issuance costs of $73,752 and $30,333 have been deferred at December 31, 2009 and December 31, 2008, respectively. During the twelve months ended December 31, 2009 $10,438 of debt issuance costs were amortized.

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

Minimum Annual Maturities

The Company’s aggregate annual maturities of notes payable and long-term debt are summarized as follows:
December 31, 2010	$1,490,896
December 31, 2011	275,362
December 31, 2012	-0-

Total	$1,766,258

NOTE 6 – MINING CLAIM LEASE

In November 2009, the Company entered into an agreement to assume the lease purchase option of the Gulch Mine properties, situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  As mentioned in Note 5, the initial Gulch Mine lease assumption has been recorded at $50,000, the cost of the initial lease assumption as of December 31, 2009, and the $12,500 cost of extending the term of the lease through February 15, 2012.  An additional $12,500 to be paid by March 31, 2010 will extend the lease through February 15, 2013.  According to the terms of the Amendment and Extension to Lease Purchase Option Agreement (“the Amendment”), the Gulch Mine original lessor (“the Lessor”), an unrelated party, consented to the assignment of the lease to VHGI and granted options for extending the term of the Gulch Mine lease for up to twelve (12) years. Payments to the former leaseholder of the Gulch Mine have been made to secure the lease extension option term through February 2013. Renewal options exist through 2023 and require VHGI to pay an extension fee of $20,000 per year for each subsequent annual extension.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expenses of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry-forwards.

There is no current or deferred income tax expense due to the Companies’ consolidated loss position and the net deferred tax benefits of timing differences having been reduced by an offsetting valuation allowance. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the net deferred tax asset. The change in the valuation allowance is approximately $290,700 for the year ended December 31, 2009.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to actual benefit for the years ended December 31, 2009, and 2008 are as follows:

	2009	2008

Expected federal income tax benefit	$505,000	$303,000
Valuation allowance	(505,000)	(303,000)
Income tax expense (benefit)	$0	$0

At December 31, 2009, the potential non-current deferred tax asset of approximately $975,800 results from the deferred tax benefit of applying the statutory income tax rate of 34% to the net operating loss carryforwards of approximately $2,870,000 which have a 100% valuation allowance, as the ability of the Companies to generate sufficient taxable income in the future is uncertain. There are no other significant deferred tax assets or liabilities.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009, and 2008.

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $.001 per share. The Company has designated 300,000 shares of Class B voting Preferred stock and at December 31, 2009 and 2008 there were 70,000 shares outstanding.  Accrued, but unpaid dividends totaled $33,750 at December 31, 2009 and December 31, 2008.

Common Stock

The Company is authorized to issue 100,000,000 common shares, at a par value of $0.001 per share.  These shares have full voting rights.  At December 31, 2009 there are 57,352,644 shares issued and outstanding.  At December 31, 2008, there were 46,451,533 shares issued and outstanding.

During 2009 the Company issued 8,999,623 shares in payment of debt and 1,901,488 shares for payment of services resulting in a loss on settlement of $471,905.  During 2008 the Company issued 2,800,000 shares in payment of debt and 950,000 shares for payment of services.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company has various debts to related parties as fully described in Note 5.

The Company has a note receivable from a related party as described in Note 4.

Rent of $26,000 was contributed to the Company by an officer or a related entity of the officer and accounted for as a capital contribution for 2009 and 2008.

NOTE 10 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:
	For the Year Ended
	December 31,
	2009	2008
Income (loss) from continuing operations (Numerator)	$(1,485,513)	$(889,870)

Weighted average number of common shares outstanding used in loss per share For the period (denominator)	49,080,108	46,451,533

Dilutive  loss  per  share  was not  presented,  as the  Company  had no  common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Operating Lease
The Company had a 3 year lease agreement for office space that converted to a month-to-month rental arrangement in March 2006. Monthly rental expense is currently $783 per month.  Total rents paid for the years ended December 31, 2009 and 2008 were $10,452 and $11,376, respectively.

Litigation
The Company was engaged in a lawsuit by a former employee for unpaid commission on sales.  This lawsuit was settled in June 2009 for $3,000.

The Company is currently a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

Mining Lease Commitments
In November 2009, the Company entered into an agreement to assume the lease purchase option of the Gulch Mine properties, situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  As mentioned in Note 6, the initial Gulch Mine lease assumption has been recorded at $50,000, the cost of the initial lease assumption as of December 31, 2009, and the cost of extending the term of the lease.  According to the terms of the Amendment and Extension to Lease Purchase Option Agreement (“the Amendment”), the Gulch Mine original lessor (“the Lessor”), an unrelated party, consented to the assignment of the lease to VHGI and granted options for extending the term of the Gulch Mine lease for up to twelve (12) years. Payments to the former leaseholder of the Gulch Mine have been made to secure the lease extension option term through February 2013. Renewal options exist through 2023 and require VHGI to pay an extension fee of $20,000 per year for each subsequent annual extension.

The Company has agreed to pay $10,000 to Western Sierra Mining for due diligence and production analogies to be performed related to its mining claim lease.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2009 are outlined below:

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) — the following:

1)	VHGI membership interest in the wholly-owned subsidiary, Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).

2)
VHGI interest in a $1,500,000 Senior Secured Convertible Promissory Note issued by Private Access, Inc. (the “Private Access Note”), certain agreements related thereto, and a note payable obligation of $1,000,000 (including accrued interest)  incurred by VHGI in conjunction with the Private Access Note transaction.

3)	VPS intellectual property assets of the real-time prescription drug monitoring business, including its “Veriscrip” technology.

Scott A. Haire, the Company's Chief Executive Officer and Chairman, also serves as the Chief Executive Officer, Chief Financial Officer, and a director of WMT. Based on shares outstanding as of the report on Form 10-K filed by WMT for the year ended December 31, 2009, Mr. Haire beneficially owns, through H.E.B., LLC, a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

On February 24, 2010 the Company formed VHGI Energy, LLC, a Delaware limited liability company and a 100% owned subsidiary of VHGI.

On February 4, 2010 the Company executed a convertible promissory note in the amount of $25,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on November 4, 2010.

On February 8, 2010 the Company entered into a non-binding letter of intent to acquire 2,628 acres and related mining claims for an expected price of $16,000,000.  The ultimate consummation of the transaction is not guaranteed and is subject to various conditions including the obtaining of funding, the completion of due diligence, and the negotiation of a definitive purchase agreement.

On March 9, 2010, the Company executed a convertible promissory note in the amount of $30,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on December 10, 2010.

On March 22, 2010 the Company completed a name change in the State of Delaware to VHGI Holdings, Inc.

On March 31, 2010 the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000.  The ultimate consummation of the transaction is not guaranteed and is subject to an auction and bidding process and approval of the bankruptcy court.

Subsequent to the balance sheet date the Company has issued a total of 6,382,610 shares of common stock upon conversion of debentures, for payment of debt and services, and for additional consideration for the purchase of mining claim leases.

ITEM 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 9A (T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2009:

The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director's Name	Age	Position With Company

Scott A. Haire	45	Chief Executive Officer, Chief Financial Officer and Director

James M. Renfro	63	President

Deborah Hutchinson	51	Director

Scott A. Haire—Mr. Haire has been Chief Executive Officer, Chief Financial Officer and a director of the Company since August 28, 2006.  Mr. Haire is also Chief Executive Officer, Chief Financial Officer and a director of Wound Management Technologies, Inc.  (“WMT”), a company focused on providing wound care products.  Shares of common stock of WMT are traded over the counter on the OTC:BB.  Prior to VHGI, Mr. Haire was President of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

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

Deborah Jenkins Hutchinson — Ms.Hutchinson has served as a Director of the Company since August 28, 2006.   Ms. Jenkins is the Managing Member of Cognitive Communications, LLC, a Business Consulting company.    She has served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services. Prior to serving in these capacities, she was President of pH Solutions, Ltd, the patent licensee of “safe acids” used in cosmetics, water purification, agriculture, pharmaceutical and many other industries. She has served on many national and international trade association’s boards including the Intel Internet Health Board of Advisors, the American National Standards Institute Health Informatics Standards Board – representing HIBCC (ANSI HISB and the American Society for Automation in Pharmacy (ASAP) where she also served as President and Secretary of the Board. Ms. Hutchinson earned a BA degree in English-Minor Journalism from Texas Christian University in 1980.

Board Composition and Committees

Our Board of Directors currently consists of two members, Mr. Haire and Ms. Hutchinson.  We are planning to expand the number of members constituting our Board of Directors and will seek persons who are “independent” within the meaning of the rules and regulations of NASDAQ to fill vacancies created by any expansion.  Because of our current stage of development, we do not have any standing audit, nominating or compensation committees, or any committees performing similar functions.  The Board meets periodically throughout the year as necessity dictates.  No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee. No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

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

Code of Ethics

At present, we have not adopted a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we plan to implement such a Code of Ethics in the near future.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2009.

Item 11.  Executive Compensation

Summary Compensation Table.

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Scott Haire, Chief Financial Officer and Chief Executive Officer (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
James Renfro, President	2009	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2008	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1) Scott A. Haire serves as the Company’s Chief Executive Officer, but as a majority shareholder, has elected not to receive compensation for either of the last two fiscal years.

Employment Agreements

None of our executive officers or employees listed above has an employment agreement with the Company or its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2009, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group.  As of December 31, 2009, the Company had 57,352,644 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
H.E.B., LLC(2)	24,119,730	(2)	42.06%
James Stuckert Trust	5,597,751		9.76%
500 W Jefferson St, Louisville, KY 40202
Commercial Holding	4,650,001		8.11%
202 S Minnesota St., Carson City, NV 89703
T Squared Investments, LLC	2,650,000		4.62%
1325 Sixth Avenue, Floor 28, New York, NY 10019
MLH, LLC 525 W. Main St #240, Lexington,KY 40507	3,871,591		6.75%
Officers and Directors:
Scott A. Haire	(2)		42.06%

James M. Renfro	-		*

Deborah Jenkins	500,000		*

All directors and executive officers as a group (3 persons)	41,389,073		72.16%

* less than 1%
1)	Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
2)
Mr. Scott Haire is the managing member of H.E.B., LLC and, in such capacity, is deemed to beneficially own the shares of stock held by H.E.B., LLC.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) — the following:

1)	VHGI membership interest in the wholly-owned subsidiary, Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).

2)
VHGI interest in a $1,500,000 Senior Secured Convertible Promissory Note issued by Private Access, Inc. (the “Private Access Note”), certain agreements related thereto, and a note payable obligation of $1,000,000 (including accrued interest)  incurred by VHGI in conjunction with the Private Access Note transaction.

3)	VPS intellectual property assets of the real-time prescription drug monitoring business, including its “Veriscrip” technology.

Scott A. Haire, the Company's Chief Executive Officer and Chairman, also serves as the Chief Executive Officer, Chief Financial Officer, and a director of WMT. Based on shares outstanding as of the report on Form 10-K filed by WMTI for the year ended December 31, 2009, Mr. Haire beneficially owns, through H.E.B., LLC, a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

On February 4, 2010 the Company executed a convertible promissory note in the amount of $25,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on November 4, 2010.

On March 9, 2010 the Company executed a convertible promissory note in the amount of $30,000 with an unrelated party.  The principal and accrued interest, at 8% per annum, is due on December 10, 2010.

Funds are advanced from various related parties including the Company's president and CEO/CFO and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The advances are made pursuant to note agreements that bear interest at 10% per annum, with various maturity dates. All notes are current liabilities. Accrued interest to related parties totaled $531,695 and $384,303 at December 31, 2009 and December 31, 2008, respectively.

	December 31,
	2009	2008
Scott Haire, Company Chairman, CEO, and CFO:
Unsecured, payable on December 31, 2008, including interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $11,994 and $9,723, respectively.	$22,400	$22,400

HEB LLC, Scott Haire owner, Chairman, CEO, and CFO:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $331,949 and $281,009, respectively. Unsecured lines available at December 31, 2009 are $1,643,323.	430,196	727,205

Commercial and Financial Holdings, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $167,524 and $54,446, respectively.	911,400	1,185,000

SWCC, dated 7/21/06, no stated interest rate	21,900	21,900

Anthony Chamblin, investor in Secure eHealth, LLC:
This note is considered to be a related party note. Unsecured, payable on demand, including interest at 10% per annum. Accrued interest at December 31, 2009 and December 31, 2008 is $6,636 and $5,622 respectively.	10,000	10,000
	$1,395,896	$1,966,505

ITEM 14.  Principal Accountant Fees and Services

The following table presents the estimated aggregate fees billed and to be billed by Pritchett, Siler & Hardy, P.C. for services performed during our last two fiscal years.

	Years Ended December 31,
	2009	2008

Audit fees(1)	$37,530	$33,363
Audit-related fees (2)	0	0
Tax fees (2)	0	0
All other fees (2)	0	0

	$37,530	$33,363

(1)
“Audit fees” include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	Our auditors provided no other services for us during the last two fiscal years other than audit services.

ITEM 15.  Exhibits, Financial Statement Schedules

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3(i)	Amended and Restated Certificate of Incorporation
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1	Form of Loan, Investment and Security Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2008)

10.2	Form of Note (Incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2008)
10.3*	Securities Purchase Agreement, dated as of November 19, 2008, by and among VirtualHealth Technologies, Inc., and the investors named therein.
10.4
Securities Purchase Agreement, dated as of July 1, 2009, by and among VirtualHealth Technologies, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Company's Current  Report on Form 8-K filed with the Commission on July 27, 2009)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.5	Note Restructuring Agreement, dated January 15, 2009 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Commission on August 19, 2009)
10.6	Senior Secured Convertible Promissory Note, dated January 15, 2009 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Commission on August 19, 2009)
10.7
Amendment to Convertible Promissory Notes and Note Restructuring  Agreement, dated August 3, 2009  (Incorporated by reference to Exhibit 10.3 of the Company's Current  Report on Form 8-K filed with the Commission on August 19, 2009)

10.8	Security Agreement dated August 3, 2009 (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on August 19, 2009)
10.9
Purchase Agreement, dated February 1, 2010, by and between VirtualHealth Technologies, Inc., Wound Management Technologies, Inc., and VPS Holdings, LLC (Incorporated by reference to Exhibit 10.4 of the Company's Current  Report on Form 8-K filed with the Commission on February 9, 2010)

10.10	Promissory Note dated February 1, 2010 (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on February 9, 2010)
10.11
Veriscrip Royalty Agreement, dated February 1, 2010, between Virtual Health Technologies, Inc. and Secure eHealth, LLC(Incorporated by reference to Exhibit 10.4 of the Company's Current  Report on Form 8-K filed with the Commission on February 9, 2010)

21.1*	Schedule of Subsidiaries
23.1*	Consent of Pritchett, Siler & Hardy, P.C
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Vhgi holdings, Inc.
(Registrant)

Date: April 19, 2010	By	/s/ Scott A. Haire
Scott A. Haire Chief Executive Officer and
Chief Financial Officer (principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Haire	Chief Executive Officer, Chief Financial Officer	April 19, 2010
Scott A. Haire	and Director

/s/ James M. Renfro	Director	April 19, 2010
James M. Renfro

/s/ Deborah Jenkins Hutchinson	Director	April 19, 2010
Deborah Jenkins Hutchinson