Form 10-Q
period 2010-03-31
VHGI HOLDINGS, INC.
filed 2010-05-20
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-17520

VHGI HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

325 West Main Street, Suite 240
Lexington, Kentucky 40507
 (Address of principal executive offices)
(Zip Code)
(859) 266-9772
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s common stock as of March 31, 2010:   63,735,254 shares.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$5,533	$26,343
Accounts Receivable, net	61,551	92,741
Interest Receivable	191,349	172,197
Total Current Assets	258,433	291,281

PROPERTY, PLANT, AND EQUIPMENT (NET)	363	910

OTHER ASSETS:
Lease Purchase Option-Treasure Gulch Mine	428,500	62,500
Notes Receivable - Related Parties	475,000	75,000
Note Receivable	-	1,500,000
Deposit	250,000	-
Goodwill	1,228,856	1,228,856
Deferred Loan Costs	31,854	30,333
TOTAL ASSETS	$2,673,006	$3,188,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$420,340	$451,053
Accrued Payroll and Payroll Taxes	38,255	37,749
Other Accrued Liabilities	1,896	4,135
Dividends Payable	33,750	33,750
Notes Payable	125,000	95,000
Notes Payable - Related Parties	331,895	1,395,896
Accrued Interest	454,344	531,695
Total Current Liabilities	1,405,480	2,549,278

LONG-TERM DEBT:
Debentures	294,852	275,362

TOTAL LIABILITIES	1,700,332	2,824,640

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of March 31, 2010 and December 31, 2009	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 63,735,254 and 57,352,644 issued and outstanding as of March 31, 2010 and December 31, 2009	63,735	57,353
Additional Paid-in Capital	6,071,934	4,961,822
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(5,073,161)	(4,565,101)
TOTAL STOCKHOLDERS' EQUITY	972,674	364,240

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,673,006	$3,188,880

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2010	March 31, 2009
REVENUES:

Total Revenue	$145,569	$194,339

Cost of Sales	(29,117)	(49,271)

Gross Profit	116,452	145,068

OPERATING EXPENSES:
Selling, General and Administrative	(432,623)	(296,094)

LOSS FROM CONTINUING OPERATIONS	(316,171)	(151,026)

OTHER INCOME (EXPENSES):
Interest Income	19,212	36,858
Loss on Settlement	(188,194)	-
Interest (Expense)	(22,907)	(78,597)
Total Other Income (Expenses)	(191,889)	(41,739)

NET GAIN (LOSS)	(508,060)	(192,765)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET GAIN (LOSS)	$(508,060)	$(192,765)

Basic gain (loss) per common share	$(0.01)	$(0.00)

Weighted average number of common shares	60,561,685	46,514,866

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(508,060)	$(192,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547	545
Non-cash expenses	11,498	22,500
Loss on debt settlement	188,194	-
Loss on convertible debentures	1,340	-
Stock issued for services	197,000	20,000
Contributed rental expense	7,500	6,500
Amortization of discount	5,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	31,190	(1,519)
(Increase) decrease in other assets	(251,521)	3,479
(Increase) decrease in interest receivable	(19,152)	(35,625)
Increase (decrease) in accounts payable	(30,713)	(26,669)
Increase (decrease) in accrued payroll	506	(19,324)
Increase (decrease) in accrued expenses	(2,239)	219
Increase (decrease) in accrued interest	(2,651)	52,617
Net cash used in operating activities	(371,561)	(170,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of note receivable	100,000	-
Net cash used by investing activities	100,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000	20,400
Payments on notes payable	(25,000)	-
Proceeds from notes payable - Related Party	377,525	-
Payments on notes payable - Related Party	(173,524)	-
Proceeds from debentures	21,750	130,500
Net cash provided by financing activities	250,751	150,900

NET INCREASE (DECREASE) IN CASH	(20,810)	(19,142)

CASH, beginning of period	26,343	87,005

CASH, end of period	$5,533	$67,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Interest converted to debt	$-	$-
Common Stock issued in payment of debt	$548,394	$-
Common Stock issued for investments	$360,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2010 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008, included in the Company’s Annual Report on Form 10-K.  The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements at that date.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  VPS Holding, LLC dba Veriscrip (“VPS”), Secure eHealth LLC, (“eHealth”), Medical Office Software, Inc. (“MOS”), VHGI Gold, LLC (“VHGI Gold”) and VHGI Energy, LLC. eHealth and VPS are only included for the period January 1, 2010 thru January 31, 2010 due to the sale of eHealth and the assets of VPS on February 1, 2010 (see Note 4 – “Asset Dispositions”).  The remaining liabilities of VPS were transferred to VHGI because the entity became inactive as of this same date.   VHGI Energy, LLC, a Delaware limited liability corporation, was formed in February 2010.  All intercompany accounts and transactions have been eliminated.

NOTE 2 – GOING CONCERN

The Company has current liabilities in excess of current assets and has incurred losses since inception. The Company has had limited operations and has not been able to develop an ongoing, reliable source of revenue to fund its existence.  The Company’s day-to-day expenses have been covered by proceeds obtained, and services paid by, the issuance of stock and notes payable.  The adverse effect on the Company’s results of operations due to its lack of capital resources can be expected to continue until such time as the Company is able to generate additional capital from other sources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – MINING CLAIM LEASE

In November 2009, the Company entered into an agreement to assume the lease purchase option of the Gulch Mine properties, situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  As mentioned in Note 6, the initial Gulch Mine lease assumption had been recorded at $50,000, the cost of the initial lease assumption as of December 31, 2009, and the $12,500 cost of extending the term of the lease through February 15, 2012.  At March 31, 2010, $5,000 had been paid to extend the lease through February 15, 2013 and the additional amount owed on the extension was paid subsequent to March 31.   In addition, the value of the lease was increased by $360,000 in February 2010 for the issuance of 2,000,000 shares of the Company’s stock to the assignor of the mining claim lease.

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

NOTE 4 – ASSET DISPOSITIONS

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) — the following:
a)	VHGI membership interest in the wholly-owned subsidiary, Secure eHealth, LLC, a Nevada limited liability company (“eHealth”).
b)
VHGI interest in a $1,500,000 Senior Secured Convertible Promissory Note issued by Private Access, Inc. (the “Private Access Note”), certain agreements related thereto, and a note payable obligation of $1,000,000 (including accrued interest)  incurred by VHGI in conjunction with the Private Access Note transaction.

c)	VPS intellectual property assets of the real-time prescription drug monitoring business, including its “Veriscrip” technology.

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.

Scott A. Haire, the Company's Chief Executive Officer and Chairman, also serves as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2009, Mr. Haire beneficially owns, through H.E.B., LLC, a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

NOTE 5- NOTES RECEIVABLE

As mentioned above, the Company has a note receivable in the amount of $400,000 from WMT.  The note bears interest at 9% per annum and the maturity date of the note is February 1, 2011.  The note may be extended at the option of VHGI for one year provided that, at the effective time of such extension, all accrued but unpaid interest is paid by WMT to VHGI.  Accrued interest was $5,900 at March 31, 2010.

The Company has a note receivable from a related party in the amount of $75,000.  The note bears interest at 10% per annum and is due on demand.  Accrued interest was $9,583 and $8,562 at March 31, 2010 and December 31, 2009, respectively.

NOTE 6- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including from Scott Haire, the Company's CEO and CFO and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt and the interest accrued.

March 31,
2010
H.E.B., LLC, Scott Haire is the managing member of H.E.B., LLC:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at March 31, 2010 and December 31, 2009 is $347,991 and $331,949, respectively. Unsecured lines available at March 31, 2010 are $1,668,105. .	$309,995
SWCC, dated 7/21/06, no stated interest rate	21,900
$331,895

Notes Payable

On November 1, 2009 the Company entered into an Assignment and Assumption of Lease (“Lease Assumption”) with an unrelated party (“Assignor”) for $50,000 for the assignment of a lease purchase option for the Treasure Gulch Gold Mine (“Gulch Mine”).   According to the terms of the Lease Assumption, the Company will make two payments of $25,000 each to the Assignor in the year 2010.  The first payment was made on February 8, 2010 and the second payment of $25,000 has been recorded as a note payable at March 31, 2010.  See Note 3 (“Mining Claim Lease”) for additional information on the Gulch Mine.

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010 and March 9, 2010 the Company executed two additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000 and $30,000, respectively.    The total amount of deferred loan costs related to the notes is $7,500 and will be amortized over the term of each loan.

Debentures

On December 17, 2008 the Company issued convertible debentures which started maturing in 2009 and continue maturing thru 2011.  The debt balance at March 31, 2010 and December 31, 2009 is $294,852 and $275,362, respectively.  Accrued interest at March 31, 2010 and December 31, 2009 is $28,758 and $26,231, respectively.  Debt issuance costs of $26,855 and $30,333 have been deferred at March 31, 2010 and December 31, 2009, respectively.

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

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $.001 per share. The Company has designated 300,000 shares of Class B voting Preferred stock and at December 31, 2009 and 2008 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at March 31, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue 100,000,000 common shares, at a par value of $0.001 per share.  These shares have full voting rights.  At March 31, 2010 there were 63,735,254 shares issued and outstanding.  At December 31, 2009, there were 57,352,644 shares issued and outstanding.

During the three month period ending March 31, 2010, the Company issued 3,207,610 shares in payment of debt, 2,000,000 shares for mining claim lease and 1,175,000 shares for payment of services resulting in a loss on settlement of $188,194.  During 2009 the Company issued 8,999,623 shares in payment of debt and 1,901,488 shares for payment of services resulting in a loss on settlement of $471,905.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant in a Florida state court lawsuit regarding the alleged non-payment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

NOTE 9 – SUBSEQUENT EVENTS

At March 31, 2010 the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that a higher bid was accepted from another company and the deposit was returned to us.

On May 4, 2010 the Company paid $7,500 to extend the mining claim lease through February 15, 2013.

On May 7, 2010 the Company executed a convertible promissory note in the amount of $30,000 with an unrelated party.   The principal and accrued interest at 8% per annum is due on February 7, 2011.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such a statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of March 31, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Business Overview

Unless otherwise indicated, we use “VHGI,” “the Company,” “we,” “our” and “us” in this report to refer to the businesses of VHGI Holdings, Inc.

During 2009 the Company’s primary business focus was healthcare technology; however, the Company was still in the development stage with the technology products offered not yet generating revenue and requiring debt financing to raise needed capital to meet contractual obligations.  By disposing of certain assets, the Company hopes to generate funds to pursue other lease purchase opportunities, acquisitions and joint ventures for the goal of enhanced shareholder value as the focus shifts toward the Precious Metals/ Energy Resources industries.

On February 1, 2010, the Company completed the sale of the healthcare technology assets of the Company to Wound Management Technologies, Inc. (“WMT”) for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the amount of $400,000.  The assets sold by VHGI to WMT consisted of (a) VHGI subsidiary Secure eHealth, LLC (“eHealth”)  (b) VHGI $1.5 million Senior Secured Convertible Promissory Note issued by Private Access, Inc. and the related debt incurred to secure the funds and (c) all of the intellectual property assets of the prescription monitoring business VPS Holding, LLC (“VPS”). In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.

VHGI retained its ownership of Medical Office Software, Inc., a Florida corporation (“MOS”).  Since its inception, MOS has been engaged in the physician practice management system ("PMS") market.  Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout Southeastern Florida as the premier provider of physician practice solutions.  MOS began as a developer and marketer of its own PMS solution.  At present, however, MOS focuses almost exclusively on reselling and supporting products developed by other parties.  The increased interest by the physician practice market to have a fully integrated Practice Management and Electronic Medical Record (“EMR”) solution places a great opportunity in front of MOS. The Federal Government is now providing financial incentives and subsidies to practices that incorporate EMR systems, which softens the barrier that MOS has faced in recent years to upgrade and expand the base of physician practice customers; however, the government involvement has slowed the decision making process which is having a negative impact on sales at this time.

In November 2009 the Company formed a new subsidiary, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, for the purpose of accelerating the Company’s reentry into the gold mining industry.    The Company entered into a Lease-Purchase Option Agreement for the Treasure Gulch Gold Mine (“Gulch Mine”) situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  VHGI Gold is currently conducting due-diligence on the subject property, and, pending results, hopes to announce details of a proposed mining development schedule, with the intent of maximizing initial outcomes while limiting VHGI Gold’s financial commitment.  Details under consideration include a laboratory analysis of surface ore deposits, an evaluation of the underground mine workings, and an evaluation of refining and processing options which, subject to the results of these tests and analysis, could lead to full scale gold production.

On February 24, 2010 the Company formed VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company and a 100% owned subsidiary of VHGI.  VHGI Energy is currently performing due diligence on oil and gas properties in the Texas Gulf Coast area.  At March 31, 2010 the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that a higher bid was accepted from another company and the deposit was returned to us.

Our current focus is shifting toward creating a holding company with revenue streams from the following business segments: (a) precious metals (b) oil and gas (c) medical technology.  The year 2010 marks a major milestone in the history of the Company as a result of the recently initiated steps to leverage the Company’s operating history and corporate resources within these new business segments. Although gold is selling at 25 year high prices and oil & gas continue to be trading at significant premiums, global economic events have created significant opportunities within these markets for assets to be acquired at significant discounts.  The strategy going forward is to add to the Company’s holdings through a series of planned acquisitions of oil and natural gas projects, as well as multiple lease holdings containing proven precious metal reserves.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. We believe the footnotes to the consolidated financial statements provide the description of the significant accounting policies necessary in fully understanding and evaluating our consolidated financial condition and results of operations.  The Company has not materially changed its significant accounting policies.

Results of Operations and Financial Condition

Three months ended March 31, 2010 compared with the three months ended March 31, 2009

Revenues.  The Company generated revenues for the three months ended March 31, 2010 of $145,569, as compared to revenues of $194,339 for the three months ended March 31, 2009, or a  25% decrease in revenues.

The decrease in revenues is a direct result of the impact of the Federal Government financial incentives for practices incorporating EMR systems.   Over the long term, these incentives should help generate revenue but in the short term they have slowed the decision making process which has had a negative impact on sales of new installations.

Cost of revenues. Costs of revenues for the three months ended March 31, 2010 were $29,117, as compared to costs of revenues of $49,271 for the three months ended March 31, 2009, or a 41% decrease in costs of revenues. The decrease in cost of revenues is a direct result of the reduction in sales as discussed above.

General and administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2010 were $432,623, as compared to G&A expenses of $296,094 for the three months ended March 31, 2009, or a 46% increase in G&A expenses.  The increase in expenses is primarily due to an increase in consulting fees paid between 2009 and 2010.

Interest Income.  Interest income was $19,212 for the three months ended March 31, 2010, as compared to $36,858 for the three months ended March 31, 2009, or a decrease of 48%. The decrease is the result of the sale of the $1,500,000 note receivable with Private Access on February 1, 2010 and the decrease in the accrual of related interest income associated with the note.

Interest Expense.  Interest expense was $22,907 for the three months ended March 31, 2010, as compared to $78,597 for the three months ended March 31, 2009, or a decrease of 71%.  Interest expense decreased as a result of the sale debt related to the Private Access note.

Net loss. We had a net loss for the three months ended March 31, 2010 of $508,060, as compared with a net loss of $192,765 for the three months ended March 31, 2009, or an increase in net loss of 164%. The increase in loss is primarily due to the increase in consulting fees for 2010 incurred as the Company shifts the focus into new industries.  In addition, there was a loss on settlement recognized in the first quarter 2010 which had not been recorded in the first quarter of 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $250,751 for the three months ended March 31, 2010 and approximately $150,900 for the three months March 31, 2009.

We will need to raise additional capital in fiscal year 2010 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2009 included a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2010, there were no other changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently a defendant in a Florida state court lawsuit regarding the alleged non-payment of certain brokerage commissions.  Management considers the claim to be without merit and is vigorously defending the suit.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010 the Company issued 25,000 shares of stock at $0.18 per share for consulting fees.

In February 2010 the Company issued 670,000 shares of stock at $0.18 per share for payment of debt.

In February 2010 the Company issued 2,000,000 shares of stock at $0.18 per share for payment on an investment.

In February 2010 the Company issued 1,000,000 shares of stock at $0.17 per share for consulting fees.

In February 2010 the Company issued 2,537,610 shares of stock at $0.17 per share for payment of debt.

In March 2010 the Company issued 150,000 shares of stock at $0.15 per share for payment of consulting.

Item 3. Defaults upon Senior Securities

None

Item 4.  Removed and Reserved

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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

21.1*	Schedule of Subsidiaries
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VHGI HOLDINGS, INC.
(Registrant)

Date: May 19, 2010	By	/s/ James M. Renfro,
James M. Renfro,
President