Form 10-Q/A
period 2010-03-31
VHGI HOLDINGS, INC.
filed 2010-05-21
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A for the three months ended March 31, 2010, is being amended solely to reflect changes made to Note 9 under “Notes to Unaudited Condensed Consolidated Financial Statements” and certain corrections to Item 6,  Exhibits. The other items of this Quarterly Report are being reproduced as part of the amendment solely for the convenience of the reader.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited)
and December 31, 2009 (audited)	1

Unaudited Condensed Consolidated Statements of Operations
for the three months ended March 31, 2010 and 2009	2

Unaudited Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2010 and 2009	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition
and Results of Operations	5

Item 3: Quantitative and Qualitative Disclosures about Market Risk	6

Item 4T: Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	15

Item 1A: Risk Factors – not required	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults upon Senior Securities	15

Item 4: Removed and reserved	15

Item 5: Other Information	15

Item 6: Exhibits	16

Signatures	16

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – ASSET DISPOSITIONS

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) -- the following:
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

NOTE 9 – SUBSEQUENT EVENTS

At March 31, 2010 the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that they needed a higher bid and the Company decided not to bid for the assets, therefore the deposit of $250,000 was returned to the Company. The Company, as per previous announcement, still owns leases in the Texas state waters and continues to move forward with its business plan.

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

10.2	Promissory Note dated February 1, 2010 (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on February 9, 2010)
10.3
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

VHGI HOLDINGS, INC.
(Registrant)

Date: May 20, 2010	By:	/s/ James M. Renfro,
James M. Renfro,
President