Form 10-Q
period 2010-06-30
VHGI HOLDINGS, INC.
filed 2010-08-17
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001par value common stock as of June 30, 2010:   76,724,659 shares.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited)
and December 31, 2009 (audited)	3

Unaudited Condensed Consolidated Statements of Operations
for the three and six months ended June 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows
for the six months ended June 30, 2010 and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosures about Market Risk	14

Item 4: Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	15

Item 1A: Risk Factors – not required	15

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3: Defaults upon Senior Securities	15

Item 4: Removed and reserved	15

Item 5: Other Information	15

Item 6: Exhibits	16

Signatures	16

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$4,578	$26,343
Accounts Receivable, Net	102,668	92,741
Interest Receivable	179,223	172,197
Total Current Assets	286,469	291,281

PROPERTY, PLANT, AND EQUPMENT (NET)	-	910

OTHER ASSETS:

Mining Lease Rights - Arizona	735,000	62,500
Notes Receivable - Related Parties	475,000	75,000
Note Receivable	-	1,500,000
Deposits	570,000	-
Goodwill	1,228,856	1,228,856
Deferred Loan Costs	-	30,333
TOTAL ASSETS	$3,295,325	$3,188,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable - Trade	$573,158	$451,053
Accrued Payroll and Payroll Taxes	6,246	37,749
Other Accrued Liabilities	2,490	4,135
Dividends Payable	33,750	33,750
Deposits Received	100,000	-
Notes Payable, net of discount	389,220	95,000
Notes Payable - Related Parties	116,775	1,395,896
Accrued Interest	318,895	531,695
Total Current Liabilities	1,540,534	2,549,278

LONG-TERM DEBT:
Debentures	-	275,362

TOTAL LIABILITIES	1,540,534	2,824,640

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of June 30, 2010 and December 31, 2009	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 76,724,659 and 57,352,644 issued and outstanding as of June 30, 2010 and December 31, 2009	76,725	57,353
Additional paid-in capital	7,477,331	4,961,822
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(5,709,431)	(4,565,101)
TOTAL STOCKHOLDERS' EQUITY	1,754,791	364,240

TOTAL LIABILITIES AND STOCKHOLDERS'	$3,295,325	$3,188,880
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED
REVENUES:	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total Revenue	$193,609	$228,853	$339,178	$423,192

Cost of Sales	(56,878)	(53,254)	(85,995)	(102,525)

Gross Profit	136,731	175,599	253,183	320,667

OPERATING EXPENSES:
Selling, General and Administrative	(645,040)	(299,478)	(1,077,663)	(595,572)

LOSS FROM CONTINUING OPERATIONS	(508,309)	(123,879)	(824,480)	(274,905)

OTHER INCOME (EXPENSES):
Interest Income	9,190	38,247	28,403	75,105
Loss on Settlement	(101,053)	-	(289,247)	-
Interest (Expense)	(36,098)	(80,718)	(59,006)	(159,315)
Other Income (Expenses)	(127,961)	(42,471)	(319,850)	(84,210)

NET LOSS	(636,270)	(166,350)	(1,144,330)	(359,115)
Current Tax Expense	-	-	-	-
Deferred Tax Expense	-	-	-	-
NET LOSS	$(636,270)	$(166,350)	$(1,144,330)	$(359,115)

Basic gain (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares	66,035,437	46,551,533	63,331,215	46,551,301

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,144,330)	$(359,115)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	910	1,090
Imputed interest expense	-	45,000
Loss on debt settlement	208,877	-
Loss on convertible debentures	98,945	-
Gain on diposal of subsidiary	(23,576)	-
Stock issued for services	481,000	20,000
Contributed rental expense	13,000	13,000
Amortization of discount	4,720	-
Amortization of offering cost	30,333	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(9,927)	(16,052)
(Increase) decrease in other assets	(20,000)	6,958
(Increase) decrease in interest receivable	(7,026)	(71,645)
Increase (decrease) in accounts payable	123,745	13,335
Increase (decrease) in accrued payroll	(31,503)	3,761
Increase (decrease) in accrued expenses	(1,645)	(121)
Increase (decrease) in accrued interest	1,333	107,356
Net cash used in operating activities	(275,144)	(236,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits Received	100,000	-
Purchase of note receivbale-related party	-	(12,351)
Purchase of lease rights	(312,500)	-
Proceeds from note receivable	100,000	-
Net cash used by investing activities	(112,500)	(12,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	389,000	-
Payments on notes payable	(55,000)	-
Proceeds from notes payable - Related Party	597,955	156,220
Payments on notes payable - Related Party	(587,825)	(124,649)
Proceeds from debentures	21,749	165,300
Net cash provided by financing activities	365,879	196,871

NET INCREASE (DECREASE) IN CASH	(21,765)	(51,913)

CASH, beginning of period	26,343	87,005

CASH, end of period	$4,578	$35,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Sale of note receivable for assumption of debt	$1,400,000	$-
Common Stock issued in payment of debt	$1,130,881	$-
Common Stock issued in consulting fees	$262,183	$20,000
Common Stock issued in investment of lease	$910,000	$-
Imputed Interest expensed as a capital contribution	$-	$45,000
Contributed rent as a capital contribution	$13,000	$13,000

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc.  The accompanying unaudited condensed consolidated balance sheet as of June 30, 2010 and unaudited condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008, included in the Company’s Annual Report on Form 10-K, and the  audited condensed consolidated balance sheet as of December 31, 2009 has been included for comparison purposes in the accompanying balance sheet.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  VPS Holding, LLC (d/b/a Veriscrip) (“VPS”), Secure eHealth LLC, (“eHealth”), Medical Office Software, Inc. (“MOS”), VHGI Gold, LLC (“VHGI Gold”) and VHGI Energy, LLC. eHealth and VPS are only included for the period January 1, 2010 thru January 31, 2010 due to the sale of eHealth and the assets of VPS on February 1, 2010 (see Note 5 – “Asset Dispositions”).  The remaining liabilities of VPS were transferred to VHGI because the entity became inactive as of this same date.   VHGI Energy, LLC, a Delaware limited liability corporation, was formed in February 2010.  All intercompany accounts and transactions have been eliminated.

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

NOTE 3 – MINING LEASE RIGHTS

In November 2009, the Company entered into an agreement to assume the lease purchase option of the Treasure Gulch Gold Mine (“Gulch Mine”) lease rights situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  The assumption of the Gulch Mine lease rights has been recorded at a total of $435,000, which consists of $50,000 for the initial lease assumption, $25,000 to extend the lease through February 15, 2013 and $360,000 for the issuance of 2,000,000 shares of the Company’s common stock to the assignor of the mining lease rights in first quarter 2010.

On June 8, 2010, the Company entered into an Asset Purchase Agreement for the purchase of a group of mining lease rights located in Northern Arizona (including Gulch Mine), from Western Sierra Mining Corporation (the “Seller”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, (90) days following the payment of the Western Sierra Note (see Note 7 for terms of the note payable), VHGI will issue to Seller an additional 2,500,000 shares of the Company’s common stock; however, at least ten (10) days prior, either the Company may elect to pay, or Seller may elect to receive, $250,000 in lieu of VHGI’s issuing Seller 1,250,000 of such shares of common stock.  In addition, The Company will pay the Seller a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  On June 16, 2010, 5,000,000 shares of the Company’s common stock were issued at a closing price of $.11 per share and these shares, in addition to title of ownership for the mining claims, will be held in escrow until payment has been received by the Seller for the Western Sierra Note.  The value of the issued shares has been recorded as a deposit at June 30, 2010 in the amount of $550,000.

NOTE 4 –ASSET ACQUISITIONS

At March 31, 2010 the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that a higher bid was needed and the decision was made to discontinue the bidding process.   The deposit of $250,000 was returned to the Company.

On June 15, 2010, the Company entered into a letter of intent to purchase certain oil and gas leases located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas and the Company made a deposit payment of $10,000 to the seller while the terms of the purchase are finalized.   The seller of the leases is currently performing consulting services for the Company for $10,000 per month.

On June 25, 2010, the Company entered into a letter of intent with an unrelated party to purchase the mining lease assignments that make up the Gold Creek Placer Mine, which includes the Wisner Placer, Christian Placer Pineau Placer and the Hughes Placer located in Granite County, Montana.  The Company paid $10,000, which has been recorded as a deposit, to allow an exclusive forty-five (45) day period for due diligence to be completed, with a right to extend for an additional forty-five (45) days.  Due diligence by the Company has not yet been completed and the Company has elected the additional forty-five (45) day extension.

NOTE 5 – ASSET DISPOSITIONS

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) -- the following:

a)	VHGI’s membership interest in eHealth.
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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale resulted in a gain of $23,576.

Scott A. Haire, the Company's Chief Executive Officer and Chairman, also serves as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2009, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

NOTE 6 - NOTES RECEIVABLE – RELATED PARTIES

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of June 30, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at June 30, 2010 is $12,354.	75,000
Wound Management Technologies, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at June 30, 2010 is $15,000.	400,000
TOTAL			$ 475,000

NOTE 7- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including from Scott A. Haire, the Company's CEO and CFO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt and the interest accrued.

June 30,
2010
HEB, Scott A. Haire is the managing member of HEB:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at June 30, 2010 and December 31, 2009 is $260,390 and $317,178, respectively. Unsecured lines available at June 30, 2010 are $1,905,125.	$94,875
SWCC, dated 7/21/06, no stated interest rate	21,900
$116,775

Notes Payable

On November 1, 2009 the Company entered into an Assignment and Assumption of Lease (“Lease Assumption”) with an unrelated party (“Assignor”) for $50,000 for the assignment of a lease purchase option for the Gulch Mine.   According to the terms of the Lease Assumption, the Company will make two payments of $25,000 each to the Assignor in the year 2010.  The first payment was made on February 8, 2010 and a second payment of $5,000 was made on June 11, 2010.  The remaining balance was paid subsequent to June 30, 2010 and the note has been paid in full as of the date of this filing.  See Note 3-- Mining Lease Rights for additional information on the Gulch Mine.

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010, March 9, 2010 and May 7, 2010, the Company executed three additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000, $30,000, and $30,000, respectively.    The total discount related to the notes is $10,000 and this amount is being amortized over the term of each loan.  The unamortized discount balance at June 30, 2010 is $5,280.  During June 2010, $39,500 of the debt was converted to the Company’s unrestricted common stock and a loss on settlement was recognized of $25,683     related to this debt conversion for the six months ending June 30, 2010.  The balance at June 30, 2010 is $85,220 net of the discount.

On May 21, 2010, the Company executed a convertible promissory note to an unrelated party in the amount of $50,000.  In June 2010, the Company made principal payments against the note and the remaining balance on the note as of June 30, 2010 is $20,000, which is due on November 22, 2010.  Interest accrues on the principal at 8% per annum and the amount of accrued interest as of June 30, 2010 is $280.  In June 2010, an additional promissory note was executed for $20,000.  Interest accrues on the principal at 10% per annum and the principal and interest is due on September 30, 2010.

On June 8, 2010, the Company executed a promissory note as part of the purchase of the mining lease rights from the Seller (see Note 3 – Mining Lease Rights).  The principal balance of the promissory note is $240,000 and interest accrues on the principal at 6% per annum, with an accrued interest balance at June 30, 2010 of $907.  The original due date on the promissory note was July 9, 2010; however, this date has been extended to September 30, 2010.  A principal payment in the amount of $40,000 was paid on July 22, 2010.

Debentures

On December 17, 2008 the Company issued convertible debentures which have all been converted into unrestricted shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance at June 30, 2010.  The balance of debentures at December 31, 2009 was $275,362.   The unamortized deferred loan costs remaining at June 30, 2010 relating to the debentures have been recorded as interest expense as of this same date and accrued interest related to the debentures in the amount of $28,759, which was not paid as a result of conversion, has been recorded as a reduction of the loss on conversion amount of $126,364.  The net amount of loss on conversion recorded as of June 30, 2010 is $98,945.

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares of Class B Voting Preferred Stock, and at June 30, 2010 and December 31, 2009 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at June 30, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At June 30, 2010 there were 76,724,659 shares issued and outstanding.  At December 31, 2009, there were 57,352,644 shares issued and outstanding.

During the three month period ending June 30, 2010, the Company issued 1,527,251 shares in payment of debt, 5,000,000 shares for mining claim leases held in escrow, 2,250,000 shares for payment of services, and 4,212,154 shares for debenture conversion, resulting in a loss on settlement amount of $124,628, before the gain on sale of subsidiary of $23,576, or a net loss on settlement amount of $101,053.

During the three month period ending March 31, 2010, the Company issued 3,207,610 shares in payment of debt, 2,000,000 shares for mining claim leases and 1,175,000 shares for payment of services resulting in a loss on settlement amount of $188,194.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lawsuit – The Company was previously a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  During the second quarter of 2010, this lawsuit was mediated and a settlement was reached with no liability to the Company.  The settlement agreement is being negotiated and has not yet been signed.

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2010, the Company executed a promissory note (the “Note”) to an unrelated party in the amount of $100,000. The principal and accrued interest, at 10% per annum, is due one month from date of execution. The Company  has agreed to issue 500,000 shares of the Company’s common stock to this lender to facilitate obtaining the loan.

On July 30, 2010, the Company entered into an asset purchase agreement (the “MOS Agreement”) with MOS Acquisition, LLC, a Florida limited liability company (the “Purchaser”), pursuant to which VHGI sold to Purchaser, for a total purchase price of $1,300,000, certain assets and liabilities including, without limitation, the following:

(a) all intellectual property, machinery, equipment, furniture, fixtures, accounts receivable and all other assets of the company except as identified as “Excluded Assets” in the MOS Agreement (the “Purchased Assets”); and

(b)  specific liabilities related to purchases of vendor software sold by MOS prior to the purchase date, as specifically identified in the MOS Agreement.

The purchase price of $1,300,000 consists of (i) $300,000 in cash; (ii) a secured promissory note in the principal amount of $1,000,000 (the “MOS Note”); plus (iii) a warrant with a five-year exercise period which provides the right to purchase up to 1% of the equity of the Purchaser for a purchase price equal to the lesser of current fair market value of 1% equity of the Purchaser or $200,000.

The MOS Note carries an interest rate of 6% per annum, and a $100,000 payment was made August 2, 2010, with the remaining principal and interest due on September 30, 2010.  However, if the final payment is paid on or before August 31, 2010 then the balance due shall be reduced to $800,000 and the total principal of the MOS Note reduced to $900,000.  The MOS Note is secured by a security interest in the Purchased Assets.

Prior to the execution of the MOS Agreement, the Purchaser paid the Company $100,000 in June 2010, while performing due diligence, and this amount was non-refundable to the Purchaser.  As of June 30, 2010, this amount has been recorded as a liability and, upon recording the closing of the sale of MOS at July 30, 2010, this amount was applied to the purchase price received pursuant to the terms of the MOS Agreement.

VHGI Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company that was formed in February 2010, has entered into a letter of intent to purchase for $514,000 certain oil and gas leases on 1,280 contiguous acres located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas.  An exploration and production consultant has been engaged to help with this phase of the Company’s growth as additional companies and/or assets are being considered for acquisition. This transaction has not been consummated as of this date and there can be no assurances that it will be consummated or, if consummated, what the ultimate terms will be for the transaction.

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

The following discussion and analysis of our financial condition is as of June 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Business Overview

In the first and second quarter of 2010, the Company made the transition from a healthcare technology company to a holding company, with both operating subsidiaries and operating assets acquired in the precious metals/energy resources industries as evidenced by the following:

1)
On February 1, 2010, the Company completed the sale of the healthcare technology assets of the Company to WMT for a total purchase price of $500,000 plus royalties, and the Company sold the remaining assets of its healthcare related subsidiary, MOS, effective July 30, 2010, for a total purchase price of $1,200,000 to $1,300,000, plus a warrant to purchase equity in the new company, as described above in Note 4 – Asset Acquisitions.

2)
VHGI Gold, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company that was formed in November 2009, has purchased for $735,000 certain mining lease rights for the Treasure Gulch and Sun Gold mines located in Northern Arizona and has entered into a letter of intent to purchase additional mining lease rights for the Gold Creek Placer Mines located in Granite County, Montana (the “Montana Leases”).  The Montana Leases transaction has not been consummated, and there can be no assurances that it will be consummated or, if consummated, what the ultimate terms will be for the transaction.  In addition, a Nevada Professional Geologist with National Instrument Certification has been retained to complete the National Instrument 43-101 technical report and a Chief Operating Officer for this subsidiary has been appointed who will also serve on the Board of Directors of VHGI.

3)
VHGI Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company that was formed in February 2010, has entered into a letter of intent to purchase for $514,000 certain oil and gas leases on 1,280 contiguous acres located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas.  An exploration and production consultant has been engaged to help with this phase of the Company’s growth as additional companies and/or assets are being considered for acquisition. This transaction has not been consummated as of this date and there can be no assurances that it will be consummated or, if consummated, what the ultimate terms will be for the transaction.

The year 2010 marks a major milestone in the history of the Company as a result of the recently initiated steps to leverage the Company’s operating history and corporate resources within these new business segments. Although gold is selling at 25 year high prices and oil and gas continues to be trading at significant premiums, global economic events have created significant opportunities within these markets for assets to be acquired at significant discounts.  The strategy going forward is to continue to add to the Company’s holdings through a series of planned acquisitions of oil and natural gas projects, as well as multiple lease holdings containing proven precious metal reserves, in order to generate solid, ongoing revenue streams for the goal of enhanced shareholder value.

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

Results of Operations and Financial Condition

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

Revenues.  The Company generated revenues for the three months ended June 30, 2010 of $193,609, as compared to revenues of $228,853 for the three months ended  June 30, 2009, or a  15% decrease in revenues.

The decrease in revenues is a direct result of the impact of the Federal Government financial incentives for practices incorporating EMR systems.   Over the long term, these incentives should help generate revenue but in the short term they have slowed the decision making process which has had a negative impact on sales of new installations.

Cost of revenues. Costs of revenues for the three months ended June 30, 2010 were $56,878, as compared to costs of revenues of $53,254 for the three months ended June 30, 2009, or a 7% increase in costs of revenues.  This increase resulted from an increase in support costs provided by third parties and this increase has not been passed on to the customer.

General and administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2010 were $645,040, as compared to G&A expenses of $299,478 for the three months ended June 30, 2009, or a 115% increase in G&A expenses.  The increase in expenses is primarily due to an increase in consulting fees paid between 2009 and 2010 as the company transitions to different industries in 2010.

Interest Income.   Interest income was $9,190 for the three months ended June 30, 2010, as compared to $38,247 for the three months ended June 30, 2009, or a decrease of 76%. The decrease is the result of the sale of the $1,500,000 note receivable with Private Access on February 1, 2010 and the decrease in the accrual of related interest income associated with the note.

Loss on Settlement.   We had a loss on settlement for the three months ended June 30, 2010 of $101,053 and there was no loss on settlement incurred for the three months ended June 30, 2009.

Interest Expense.   Interest expense was $36,098 for the three months ended June 30, 2010, as compared to $80,718 for the three months ended June 30, 2009, or a decrease of 55%.  Interest expense decreased as a result of the sale of $1,000,000 of debt related to the Private Access note on February 1, 2010, as mentioned above.

Net loss. We had a net loss for the three months ended June 30, 2010 of $636,270, as compared with a net loss of $166,350 for the three months ended June 30, 2009, or an increase in net loss of 282%. The increase in loss is primarily due to the increase in consulting fees for 2010 incurred as the Company shifts the focus into new industries.  In addition, there was a loss on settlement of $101,053 recognized in the second quarter of 2010 which had not been incurred in the second quarter of 2009.

All material changes in results of operations for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 are identified in the above analysis for the three month periods ended June 30, 2010 and 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $ 365,879 for the six months ended June 30, 2010 and $196,871 for the six months ended June 30, 2009.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2010, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Lawsuit – The Company was previously a defendant in a Florida state court lawsuit regarding the alleged nonpayment of certain brokerage commissions.  During the second quarter of 2010, this lawsuit was mediated and a settlement was reached with no liability to the Company.  The settlement agreement is being negotiated and has not yet been signed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Removed and Reserved

Item 5. Other Information

Effective May 20, 2010, the Company has appointed Eric Leonetti as a new member of the Company’s Board of Directors by unanimous consent of the current Board of Directors of the Company.  Mr. Leonetti will be serving in the capacity of Chief Operating Officer of VHGI Gold, LLC.

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i)	Amended and Restated Certificate of Incorporation
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1	Asset Purchase Agreement dated June 8, 2010 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on June 15, 2010)
10.2
Purchase Agreement, dated July 30, 2010, by and between Medical Office Software, Inc., VHGI Holdings, Inc. and MOS Acquisition, LLC  (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2010)

10.3	Secured Promissory Note dated July 30, 2010 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on August 5, 2010)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2010	VHGI HOLDINGS, INC. By /s/ James M. Renfro James M. Renfro, President