Form 10-Q
period 2010-09-30
VHGI HOLDINGS, INC.
filed 2010-11-15
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes √ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001par value common stock as of September 30, 2010:  81,736,024.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited)	1
and December 31, 2009 (audited)

Unaudited Condensed Consolidated Statements of Operations
for the three and nine months ended September 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statements of Cash Flows	3
for the nine months ended September 30, 2010 and 2009

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2: Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosures about Market Risk	14

Item 4: Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	14

Item 1A: Risk Factors	14

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3: Defaults upon Senior Securities	15

Item 4: Removed and reserved	15

Item 5: Other Information	15

Item 6: Exhibits	15

Signatures	16

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$10,018	$26,343
Accounts Receivable, Net	61,608	92,741
Notes Receivable - Related Parties	818,730	75,000
Interest Receivable - Related Parties	46,701	31,954
Total Current Assets	937,057	226,038

PROPERTY, PLANT, AND EQUPMENT (NET)	-	910

OTHER ASSETS:

Mining Lease Rights	975,000	62,500
Note Receivable	-	1,500,000
Interest Receivable	151,868	140,243
Deposits	560,000	-
Goodwill	1,228,856	1,228,856
Deferred Loan Costs	-	30,333
TOTAL ASSETS	$3,852,781	$3,188,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable	$587,471	$451,053
Accrued Payroll and Payroll Taxes	23,016	37,749
Other Accrued Liabilities	1,888	4,135
Dividends Payable	33,750	33,750
Notes Payable, net of discount	497,386	95,000
Notes Payable - Related Parties	151,275	1,395,896
Accrued Interest	15,600	13,592
Accrued Interest - Related Parties	316,274	518,103
Total Current Liabilities	1,626,660	2,549,278

LONG-TERM DEBT:
Debentures	-	275,362

TOTAL LIABILITIES	1,626,660	2,824,640

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of September 30, 2010 and December 31, 2009	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 81,736,024 and 57,352,644 issued and outstanding as of September 30, 2010 and December 31, 2009	81,736	57,353
Additional paid-in capital	8,035,742	4,961,822
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(5,801,523)	(4,565,101)
TOTAL STOCKHOLDERS' EQUITY	2,226,121	364,240

TOTAL LIABILITIES AND STOCKHOLDERS'	$3,852,781	$3,188,880
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED
REVENUES:	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total Revenue	$40,592	$154,811	$379,770	$578,003

Cost of Sales	(4,585)	(31,923)	(90,580)	(134,448)

Gross Profit	36,007	122,888	289,190	443,555

OPERATING EXPENSES:
Selling, General and Administrative	(399,213)	(334,257)	(1,476,875)	(929,829)

LOSS FROM CONTINUING OPERATIONS	(363,206)	(211,369)	(1,187,685)	(486,274)

OTHER INCOME (EXPENSES):
Interest Income	19,376	93,278	47,780	168,383
Gain (Loss) on Settlement	(44,142)	244,548	(356,964)	244,548
Gain on Dispositions	378,323	-	401,899	-
Interest (Expense)	(82,445)	(82,945)	(141,452)	(242,263)
Other Income (Expenses)	271,112	254,881	(48,737)	170,668

NET GAIN (LOSS)	(92,094)	43,512	(1,236,422)	(315,606)
Current Tax Expense	-	-	-	-
Deferred Tax Expense	-	-	-	-
NET GAIN (LOSS)	$(92,094)	$43,512	$(1,236,422)	$(315,606)

Basic gain (loss) per common share	$(0.00)	$0.00	$(0.02)	$(0.01)

Weighted average number of common shares	78,421,358	48,964,060	68,416,538	47,352,458

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,236,422)	$(315,606)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	910	1,636
Non-cash expenses	15,168	87,000
(Gain) on failed sale of MOS assets	(378,323)	-
(Gain) loss on debt settlement	253,019	(244,548)
Loss on convertible debentures	98,945	-
Gain on disposal of subsidary	(23,576)	-
Debt related costs paid with stock	145,300	-
Stock issued for services	637,312	90,200
Amortization of discount	11,386	-
Amortization of deferred loan costs	30,333	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	31,133	(1,569)
(Increase) decrease in other assets	-	10,438
(Increase) decrease in interest receivable - related parties	(14,747)	(13,731)
(Increase) decrease in interest receivable	(11,625)	(51,101)
Increase (decrease) in accounts payable	138,058	(4,490)
Increase (decrease) in accrued payroll	(14,733)	22,320
Increase (decrease) in accrued expenses	(2,247)	(620)
Increase (decrease) in accrued interest	30,767	-
Increase (decrease) in accrued interest - related parties	(16,455)	164,324
Net cash provided (used) by operating activities	(305,797)	(255,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from failed sale of MOS assets	400,000	-
Expenses on failed sale of MOS assets	(21,677)	-
Purchase of note receivable-related parties	(343,730)	(534,691)
Deposit on oil and gas leases	(10,000)	-
Purchase of mining lease rights	(72,500)	-
Proceeds from sale of note receivable	100,000	-
Net cash used in investing activities	52,093	(534,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	294,000	685,221
Payments on notes payable	(288,000)	(75,010)
Proceeds from notes payable - related parties	727,330	236,738
Payments on notes payable - related parties	(682,700)	(124,649)
Proceeds from sale of stock	165,000	-
Proceeds from debentures	21,749	-
Net cash provided by financing activities	237,379	722,300

NET INCREASE (DECREASE) IN CASH	(16,325)	(68,138)

CASH, beginning of period	26,343	87,005
CASH, end of period	$10,018	$18,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Sale of note receivable (and associated debt) for note	$400,000	$-
Common Stock issued in payment of debt	$398,319	$1,461,899
Common Stock issued for consulting fees	$637,312	$90,200
Common Stock issued for mining lease rights	$910,000	$-
Purchase of mining lease rights with debt	$480,000	$-
Imputed interest expensed as a capital contribution	$-	$19,500
Contributed rent as a capital contribution	$15,168	$67,500
Debentures converted to common stock	$297,111	$-
The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2010 and unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008, included in the Company’s Annual Report on Form 10-K.  The audited condensed consolidated balance sheet as of December 31, 2009 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  VPS Holding, LLC (d/b/a Veriscrip) (“VPS”), Secure eHealth LLC, (“eHealth”), Medical Office Software, Inc. (“MOS”), VHGI Gold, LLC (“VHGI Gold”) and VHGI Energy, LLC. eHealth and VPS are only included for the period January 1, 2010 thru January 31, 2010 due to the sale of eHealth and the assets of VPS on February 1, 2010 (see Note 5 – “Asset Dispositions”).  The remaining liabilities of VPS were transferred to VHGI because the entity became inactive as of this same date.   VHGI Energy, LLC, a Delaware limited liability corporation, was formed in February 2010.  MOS, a Florida corporation, is only included for the period January 1, 2010 thru July 30, 2010 due to the sale of certain assets and liabilities of MOS on July 30, 2010 (see Note 9 – “Subsequent Events”).  All intercompany accounts and transactions have been eliminated.

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

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (the “Seller”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note (see Note 7 for terms of the note payable), VHGI will issue to Seller an additional 2,500,000 shares of the Company’s common stock; however, at least ten (10) days prior, either the Company may elect to pay, or Seller may elect to receive, $250,000 in lieu of VHGI’s issuing Seller 1,250,000 of such shares of common stock.  In addition, the Company will pay the Seller a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  This purchase increased the value of the mining lease rights to $735,000.

On June 16, 2010, the 5,000,000 shares of the Company’s common stock mentioned above were issued at a closing price of $.11 per share and these shares, in addition to title of ownership for the mining lease rights, will be held in escrow until payment has been received by the Seller for the Western Sierra Note.  The value of the issued shares has been recorded as a deposit at September 30, 2010 in the amount of $550,000.  The balance owed on the initial Western Sierra Note was paid on October 22, 2010 (see Note 9 – “Subsequent Events”).

On September 8, 2010, the Company negotiated the terms for the final payment due to the Seller under the Mining Agreement mentioned above and a second promissory note was issued to the Seller by the Company in the principal amount of $240,000 (see Note 7 – “Notes Payable and Long Term Debt” for the terms of this note payable), which increased the value of the mining lease rights on the balance sheet to $975,000 as of September 30, 2010.   The mining lease rights purchased in the Mining Agreement serve as collateral for this promissory note.

NOTE 4 –ASSET ACQUISITIONS

On June 15, 2010, the Company entered into a letter of intent to purchase for $514,000 certain oil and gas leases on 1,280 contiguous acres located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas and the Company made a deposit payment of $10,000 to the seller.  The seller of the leases has been engaged as an industry consultant as additional companies and/or assets are being considered for acquisition. This transaction has not been consummated as of this date and there can be no assurances that it will be consummated or, if consummated, what the ultimate terms will be for the transaction.

On June 25, 2010, the Company entered into a letter of intent with an unrelated party to purchase the mining lease assignments that make up the Gold Creek Placer Mine, which includes the Wisner Placer, Christian Placer, Pineau Placer and the Hughes Placer located in Granite County, Montana.  On September 3, 2010, the Company announced their decision to not pursue this opportunity further based on the due diligence performed.   The $10,000 payment, which was recorded as a deposit at June 30, 2010, has been recognized as development expense in the third quarter of 2010.

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
b)
VHGI interest in a $1,500,000 Senior Secured Convertible Promissory Note issued by Private Access, Inc. (the “Private Access Note”), certain agreements related thereto, and a note payable obligation of $1,000,000 (including accrued interest payable)  incurred by VHGI in conjunction with the Private Access Note transaction.  The accrued interest receivable amount of $151,868 on the Private Access Note was not purchased by WMT.

c)	VPS intellectual property assets of the real-time prescription drug monitoring business, including its “Veriscrip” technology.

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale of eHealth resulted in a gain on disposition of $23,576.

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

NOTE 6 - NOTES RECEIVABLE – RELATED PARTIES

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of September 30, 2010:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Unsecured $500,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at September 30, 2010 is $6,334. Unsecured lines available at September 30, 2010 are $406,270.	$ 343,730

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at September 30, 2010 is $16,167.	75,000

Wound Management Technologies, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Unsecured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at September 30, 2010 is $24,200.	400,000
TOTAL			$ 818,730 =========

NOTE 7- NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CEO and CFO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt and the interest accrued.

September 30, 2010
HEB, Scott A. Haire is the managing member of HEB:
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at September 30, 2010 and December 31, 2009 is $266,261 and $317,178, respectively. Unsecured lines available at September 30, 2010 are $1,870,625	$129,375
SWCC, dated 7/21/06, no stated interest rate	21,900
$151,275

In addition, as of September 30, 2010, accrued interest in the amount of $50,013 is owed to Commercial Holding AG, LLC related to debt incurred in conjunction with the Private Access Note (see Note 5 – “Asset Dispositions”).  Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB.

Notes Payable

On November 1, 2009 the Company entered into an Assignment and Assumption of Lease (“Lease Assumption”) with an unrelated party (“Assignor”) for $50,000 for the assignment of a lease purchase option for the Gulch Mine   and, as of the date of this filing, the note has been paid in full (see Note 3 – “Mining Lease Rights” for additional information on the Gulch Mine).

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010, March 9, 2010, May 7, 2010, and August 13, 2010, the Company executed four additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000, $30,000, $30,000 and $50,000, respectively.    The total discount related to the notes is $13,000 and this amount is being amortized over the term of each loan.  The unamortized discount balance at September 30, 2010 is $4,614.  For the nine months ended September 30, 2010, $90,000 of the debt was converted to 1,411,206 shares of the Company’s common stock and a loss on settlement was recognized of $69,825 related to this debt conversion.   The balance of the notes due to this lender at September 30, 2010 is $85,386, net of the discount, and the amount of accrued interest is $5,793 as of this same date.

On May 21, 2010, the Company executed a convertible promissory note to an unrelated party in the amount of $50,000 and $25,000 in payments have been made since that date.  As of September 30, 2010, the remaining balance due is $25,000 and the amount of accrued interest is $791.  The note is due on November 22, 2010 and interest accrues on the principal at 8% per annum.  In July, a promissory note was issued to this same lender in the amount of $100,000 and $63,000 in payments have been made since that date.  As of September 30, 2010, the remaining balance is $37,000 and the amount of accrued interest is $2,031.  The note accrues interest at 10% per annum and the note was due on August 2, 2010. In July, 2010, the lender extended the due date of this note to December 31, 2010 in exchange for 500,000 restricted shares of the Company’s common stock.  This issuance was recorded as interest expense in the amount of $60,000 based on the market price of the stock on issuance date.  In addition, 500,000 shares of the Company’s common stock were issued in July 2010 as a cost of obtaining the loan, which has been recorded as origination fee expense in the amount of $82,500.  All costs were expensed when incurred based on the short term nature of the notes.

In June 2010, an additional promissory note was executed with an unrelated party for $20,000 and a $10,000 payment has been made on the note.  The remaining balance at September 30, 2010 is $10,000, which is due on November 30, 2010, and interest accrues on the principal at 10% per annum.  Accrued interest as of September 30, 2010 is $433.

On June 8, 2010, the Company executed a promissory note as part of the purchase of the mining lease rights from the Seller (see Note 3 – “Mining Lease Rights”).  The principal balance of the promissory note was $240,000 when issued and interest accrues on the principal at 6% per annum up to the due date.   Subsequent to the due date, interest accrues on the principal balance at 10% per annum.  The original due date on the promissory note was July 9, 2010 and this date has been extended by the lender to December 31, 2010.  As of September 30, 2010, principal payments in the amount of $140,000 have been made and the outstanding principal balance is $100,000 (see Note 10 – “Subsequent Events”).  On September 8, 2010, per the terms of the Mining Agreement (see Note 3 – “Mining Lease Rights”) an additional promissory note was issued to the Seller by the Company in the principal amount of $240,000.  Interest accrues on the principal at 10% per annum and the due date is December 23, 2010.   The promissory note is secured by the mining lease rights purchased from the Seller.  Total accrued interest as of September 30, 2010 on both promissory notes is $6,552.

Debentures

On December 17, 2008 the Company issued convertible debentures which were all converted into shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance at September 30, 2010.  The balance of debentures at December 31, 2009 was $275,362.   The unamortized deferred loan costs remaining at June 30, 2010 relating to the debentures were recorded as interest expense as of this same date and accrued interest related to the debentures in the amount of $28,759, which was not paid as a result of conversion, has been recorded as a reduction of the loss on conversion amount of $126,364.  The net amount of loss on debenture conversion recognized for the nine months ended September 30, 2010 is $98,945.

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares of Class B Voting Preferred Stock, and at September 30, 2010 and December 31, 2009 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at September 30, 2010 and December 31, 2009.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At September 30, 2010 there were 81,736,024 shares issued and outstanding.  At December 31, 2009, there were 57,352,644 shares issued and outstanding.

During the three month period ending March 31, 2010, the Company issued 3,207,610 shares in payment of debt, 2,000,000 shares for mining lease rights and 1,175,000 shares for payment of services resulting in a loss on settlement amount of $188,194.

During the three month period ending June 30, 2010, the Company issued 1,527,251 shares in payment of debt, 5,000,000 shares for mining lease rights held in escrow, 2,250,000 shares for payment of services, and 4,212,154 shares for debenture conversion, resulting in a loss on settlement amount of $124,628.

During the three month period ending September 30, 2010, the Company issued 808,843 shares in payment of debt, 1,525,000 shares for payment of services, and 1,027,522 shares for debt related costs, resulting in a loss on settlement amount of $44,142.   In addition, on September 30, 2010, the Company entered into a Subscription Agreement with an unrelated party to purchase 1,650,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock, par value $.001 per share.  The Company received $165,000 in exchange for the issuance of 1,650,000 restricted shares of common stock.

NOTE 9 – SUBSEQUENT EVENTS

On July 30, 2010, the Company entered into an asset purchase agreement (the “MOS Agreement”) with MOS Acquisition, LLC, a Florida limited liability company (the “Purchaser”), pursuant to which VHGI sold to Purchaser, for a total purchase price of $1,300,000, certain assets and liabilities of MOS (the “Assets”).

The purchase price consisted of (i) $300,000 in cash; (ii) a secured promissory note in the principal amount of $1,000,000 (the “MOS Note”); plus (iii) a warrant with a five-year exercise period which provided the right to purchase up to 1% of the equity of the Purchaser.

The MOS Note, which was secured by a security interest in the Assets, carried an interest rate of 6% per annum, and provided for an initial $100,000 payment due August 2, 2010 (the “Initial Payment”), interim payments of $300,000 (the “Interim Payments”) with the remaining principal and interest due on September 30, 2010 (the “Final Payment”).  Per the terms of the MOS Note, if the Purchaser failed to make the Final Payment by September 30, 2010, ownership and title of the Purchased Assets were to immediately vest in the Company, with the holder of the MOS Note remaining entitled to exercise and enforce its rights under the MOS Note.

By letter dated September 30, 2010, the Purchaser received notice that it had failed to timely deliver the Final Payment, and that if the Final Payment were not received by VHGI on or before October 4, 2010, it would constitute an uncured default under the terms of the MOS Note.  As of October 5, 2010, the Final Payment had not been received and, effective October 5, 2010, VHGI has (i) taken all ownership and title to the Assets per the terms of the MOS Note, (ii) retained the $300,000 cash received in Interim Payments and the $100,000 Initial Payment and (iii) reserved the right to exercise any and all of its other rights and remedies under the MOS Note. The total proceeds received of $400,000, less expenses associated with the sale which were not reimbursed by the Purchaser, have been recorded as a gain on disposition as of September 30, 2010.  The Company has recorded bad debt allowance for the $900,000 balance due on the MOS note.

On October 22, 2010, the Company paid $100,000, which was the balance due on the initial Western Sierra Note (see Note 3 – “Mining Lease Rights”) as of September 30, 2010.

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

The following discussion and analysis of our financial condition is prepared as of September 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Business Overview

With the addition of a Chief Operating Officer for VHGI Gold in late June 2010, the focus in the third quarter has been to complete the planning stage for our mining leases in order to move toward permitting in the fourth quarter of this year.  In June 2010, we signed a formal agreement to purchase the Treasure Gulch and Sun Gold mines from Western Sierra with cash and stock.  The majority of that purchase transaction has been completed as of the end of the third quarter.  As part of the agreement, a Nevada Professional Geologist with National Instrument Certification has been retained to complete the National Instrument 43-101 technical report and we expect the report to be issued in early fourth quarter. In addition, a mining feasibility study and budget will be completed by the same time to allow all the information to be merged with the goal of moving toward further exploration, permitting, and the potential of limited production in the first quarter of 2011.

The year 2010 marks a major milestone in the history of the Company as a result of the recently initiated steps to leverage the Company’s operating history and corporate resources within new business segments. Although gold is selling at 25 year high prices and oil and gas continues to be trading at significant premiums, global economic events have created significant opportunities within these markets for assets to be acquired at significant discounts.  The strategy going forward is to continue to add to the Company’s holdings through a series of planned acquisitions of oil and natural gas projects, as well as multiple lease holdings containing proven precious metal reserves, in order to generate solid, ongoing revenue streams to continue to enhance shareholder value.

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

Results of Operations and Financial Condition

Three months ended September 30, 2010 compared with the three months ended September 30, 2009:

Revenues.  The Company generated revenues for the three months ended September 30, 2010 of $40,592, as compared to revenues of $154,811 for the three months ended  September 30, 2009, or a  74% decrease in revenues.

The decrease in revenues is a direct result of the sale of MOS effective July 30, 2010; therefore, only one month of sales have been included during the three months in 2010 compared to three months in 2009.

Cost of revenues. Costs of revenues for the three months ended September 30, 2010 were $4,585, as compared to costs of revenues of $31,923 for the three months ended September 30, 2009, or an 86% decrease in costs of revenues.  This decrease is a result of (i) the sale of MOS mentioned in the revenues discussion above and (ii) certain costs related to purchases of vendor software sold by MOS prior to the purchase date were assumed by the Purchaser under the MOS Agreement.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2010 were $399,213 as compared to G&A expenses of $334,257 for the three months ended September 30, 2009, or a 19% increase in G&A expenses.  The increase in expenses is primarily due to an increase in consulting fees paid between 2009 and 2010 as the Company transitions to new industries in 2010.

Interest Income.   Interest income was $19,376 for the three months ended September 30, 2010, as compared to $93,278 for the three months ended September 30, 2009, or a decrease of 79%. The decrease is the result of the sale of the $1,500,000 note receivable with Private Access on February 1, 2010 and the loss of the accrued interest income associated with the note.

Loss on Settlement.   We had a loss on settlement for the three months ended September 30, 2010 of $44,142, as compared to a $244,548 gain on settlement for the three months ended September 30, 2009, or decrease of 118%.  A gain was recognized in the third quarter of 2009 on the conversion of $900,000 debt to 1,000,751 shares of common stock.  This conversion was negotiated at a lower rate than the debt being converted in 2010, which is primarily being converted based on a conversion rate directly tied to the quoted market price at the time of conversion.

Gain on Disposition.   We had a gain on disposition for the three months ended September 30, 2010 of $378,323 and there was no gain on disposition for the three months ended September 30, 2009.  The net gain primarily resulted from the cash payments received on the sale of MOS (the Initial Payment and the Interim Payments) prior to the date the Purchaser defaulted on the MOS Note.

Interest Expense.   Interest expense was $82,445 for the three months ended September 30, 2010, as compared to $82,945 for the three months ended September 30, 2009, or a decrease of 1%.  Interest expense decreased as a result of the sale of $1,000,000 of debt related to the Private Access note receivable on February 1, 2010, as mentioned above.  This decrease has been offset by an increase in interest expense recorded in the third quarter 2010 for stock issued to extend due dates on notes payable.

Net loss. We had a net loss for the three months ended September 30, 2010 of $92,904, as compared with a net gain of $43,512 for the three months ended September 30, 2009, or a decrease in net gain of 312%. The decrease is primarily due to the increase in consulting fees for 2010 incurred as the Company shifts the focus into new industries and the additional debt related costs the Company has incurred this quarter for our financing activities.

All material changes in financial condition and results of operations for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 are identified in the above analysis for the three month periods ended September 30, 2010 and 2009.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated $237,379 for the nine months ended September 30, 2010 and $722,300 for the nine months ended September 30, 2009.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2010, there were no changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the first nine months of 2010.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

During the three month period ending March 31, 2010, the Company issued 3,207,610 shares in payment of debt, 2,000,000 shares for mining lease rights and 1,175,000 shares for payment of services.

During the three month period ending June 30, 2010, the Company issued 1,527,251 shares in payment of debt, 5,000,000 shares for mining lease rights held in escrow, 2,250,000 shares for payment of services, and 4,212,154 shares for debenture conversion.

During the three month period ending September 30, 2010, the Company issued 808,843 shares in payment of debt, 1,525,000 shares for payment of services, and 1,027,522 shares for debt related costs.   In addition, on September 30, 2010, the Company entered into a Subscription Agreement with an unrelated party  to purchase 1,650,000 Units (“Units”), with each Unit consisting of one (1) share of the Company’s common stock, par value $0.001 per share.  The Company received $165,000 in exchange for the issuance of 1,650,000 restricted shares of common stock.

The issuances described above were made in private transactions or private placements intending to meet the requirements of one or more exemptions from registration, including the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were “restricted securities” in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were “accredited investors” as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions.  We have never utilized an underwriter for an offering of our securities and no sales commissions were paid to any third party in connection with the above-referenced sales.

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

Date: November 15, 2010	VHGI HOLDINGS, INC. By /s/ James M. Renfro James M. Renfro, President