Form 10-K
period 2010-12-31
VHGI HOLDINGS, INC.
filed 2011-04-15
CIK 830741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission file number
00-17520

VHGI HOLDINGS, INC.
(Name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation)	(IRS employer identification no.)
777 Main St. Suite 3100 Fort Worth, TX 76102	(817) 820-7080
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange A. Yes ☐  No ☒

As of March 31, 2011, 85,958,536 shares of the registrant’s $.001 par value common stock were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011, based on the $.075 closing price as of such date, was approximately $4,600,411.

VHGI HOLDINGS, INC.
FORM 10-K
DECEMBER 31, 2010

PART I

ITEM 1. BUSINESS

Background

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

Effective August 25, 2006, the Company acquired MB Holding Corporation, a Nevada corporation (“MB Holding”), from H.E.B., LLC, a Nevada limited liability company (“HEB”), in exchange for 34,000 shares of the Company's common stock.  MB Holding owned two subsidiaries, VPS Holding, LLC, a Kentucky limited liability company (“VPS”), and Envoii Healthcare, LLC, a Nevada limited liability company, (“Envoii”).  In connection with the acquisition of MB Holding and the new direction of the Company, the name was changed to “VirtualHealth Technologies, Inc.”  VPS developed certain technologies related to real-time internet prescription drug monitoring.  Envoii, which has changed its name to Secure eHealth, LLC (“eHealth”) provides a suite of secure data messaging products to the healthcare industry.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with New Market Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation (“MOS”).  Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’ outstanding shares.  Since its inception, MOS has been engaged in the physician practice management system market.  Having completed more than 1,500 installations, MOS has established a strong presence and brand throughout Southeastern Florida as the premier provider of physician practice solutions.

Business Description

Prior to 2010, the Company’s primary business focus was healthcare technology; however, in late 2009, we started the process of creating a holding company with revenue streams from the following business segments: (a) precious metals (b) oil and gas and (c) medical technology.  By disposing of our healthcare technology assets in early 2010 (see “Dispositions” below), the Company generated funds to pursue reentry into the gold mining industry as our focus shifts toward the Precious Metals/ Energy Resources industries. In March 2010, we changed our name to “VHGI Holdings, Inc.” to better reflect our holding company structure.

In November 2009, the Company formed a new subsidiary VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, to serve as the Company’s operating subsidiary for the Company’s reentry into the gold mining industry.   In June 2010, VHGI Gold signed a formal agreement to purchase the Treasure Gulch and Sun Gold mines from an unrelated third party with cash and stock. See “Item 2 – Description of Property” below for more information on the mining properties.   The purchase transaction has been completed as of the date of this filing (see “Acquisitions” below) and, as part of the transaction, a Nevada Professional Geologist with National Instrument Certification was retained to complete the National Instrument 43-101 technical report.   In late 2010, we completed an initial surface sampling of areas within the Sun Gold claims with positive results and we are currently finalizing the exploration, mining and engineering plans toward the goal of beginning mining operations in 2011.

In February 2010, the Company formed VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company and a 100% owned subsidiary of VHGI.  VHGI Energy is currently performing due diligence on oil and gas properties in the Texas Gulf Coast area.

There are five employees of MOS of and two employees of VHGI.  All seven employees are full-time.

Acquisitions

On June 8, 2010, the Company and VHGI Gold entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Treasure Gulch mines), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) two promissory notes in the principal amount of $240,000 each.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.

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

Dispositions

On February 1, 2010, the Company completed the sale of the healthcare technology assets of the Company to Wound Management Technologies, Inc. (“WMT”) for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the amount of $400,000.  The assets sold by VHGI to WMT consisted of (i) VHGI subsidiary eHealth (ii) $1.5 million Senior Secured Convertible Promissory Note issued by Private Access, Inc. and the related debt incurred to secure the funds and (iii) all of the intellectual property assets of the prescription monitoring business VPS. In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received from the VPS technology.  Scott A. Haire, the Company's Chief Financial Officer and Chairman, also serves as the CEO and CFO, and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, individually and through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

On July 30, 2010, the Company entered into an asset purchase agreement (the “MOS Agreement”) with MOS Acquisition, LLC, a Florida limited liability company (the “Purchaser”), pursuant to which VHGI sold to the Purchaser, for a total purchase price of $1,300,000, certain assets and liabilities of MOS (the “Assets”).

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

By letter dated September 30, 2010, the Purchaser received notice that it had failed to timely deliver the Final Payment, and that if the Final Payment were not received by VHGI on or before October 4, 2010, it would constitute an uncured default under the terms of the MOS Note.  The Final Payment was not received by this date and, effective October 5, 2010, VHGI: (i) took all ownership and title to the Assets per the terms of the MOS Note, (ii) retained the $300,000 cash received in Interim Payments and the $100,000 Initial Payment and (iii) reserved the right to exercise any and all of its other rights and remedies under the MOS Note. The total proceeds received of $400,000, less expenses associated with the sale which were not reimbursed by the Purchaser, have been recorded as a gain on disposition as of December 31, 2010.

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

We are shifting our business strategy towards mining operations and oil and gas and away from the healthcare industry.

We have undertaken a shift in our business strategy toward mining production and the oil and gas industry and away from healthcare products.   We may not be successful in implementing this shift in strategy. Any business acquired, may be difficult to integrate into our existing operations or may not perform as well as expected. If we are unable to successfully implement our business strategy, this could have a material adverse effect on our financial condition and results of operations.

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

There is competition for available oil and gas properties.

Our competitors include major oil and gas companies, independent oil and gas companies and financial buyers. Some of our competitors may have greater and more diverse resources than we do. High commodity prices and stiff competition for acquisitions have in the past, and may in the future, significantly increase the cost of available properties.

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

Exploration is a high risk activity, and our participation in drilling activities may not be successful.

Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially productive oil or gas reservoirs will be discovered. The cost of drilling, completing and operating wells is uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

  •   Unexpected drilling conditions;

  •   Blowouts, fires or explosions with resultant injury, death or environmental damage;

  •   Pressure, temperature or other irregularities in formations;

  •   Equipment failures and/or accidents caused by human error;

  •   Tropical storms, hurricanes and other adverse weather conditions;

  •   Compliance with governmental requirements and laws, present and future;

  •   Shortages or delays in the availability of drilling rigs and the delivery of equipment.

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

Our oil and gas operations are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations:

  •   Require that we obtain permits before commencing drilling.

  •   Restrict the substances that can be released into the environment in connection with drilling and production activities.

  •   Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas.

  •   Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells.

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated developments could cause us to make environmental expenditures that are significantly different from those we currently expect. Existing laws and regulations could be changed and any such changes could have an adverse effect on our business and results of operations.

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

“Penny Stock” Limitations

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are likely not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about (a) the risks of investing in penny stock in both public offerings and in secondary trading; (b) commissions payable to both the broker–dealer and the registered representative; (c) current quotations for the securities; and (d) the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker–dealers may not wish to engage in the above-referenced required paperwork and disclosures.  In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market.  These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Location of Executive Offices

The Company’s executive offices are located at 325 West Main Street, Suite 240, Lexington, Kentucky 40507.  In the first quarter of 2011, the executive office is being relocated to Fort Worth, Texas.  In addition, MOS maintains an office at 790 E. Broward, Suite 400, Fort Lauderdale, FL 33301.   The lease for the Florida office is in the name of HEB and MOS is not charged rent for this space.  Because HEB is controlled by Mr. Scott Haire, a capital contribution by Mr. Haire has been recorded for 2010 in the amount of $21,668 for the value of space occupied.  See “Item 13.  Certain Relationships and Related Transactions and Director Independence” for additional information on this relationship between the Company and HEB.

Location and Ownership of Mining Properties

The Sun Gold mine properties are located approximately 24 miles southeast of Prescott, Arizona, within the Turkey Creek Mining District in Yavapai County.  The "core" of the property lies adjacent and west of the Senator Road, the primary access route into the area. From U.S. Highway 69 at the small settlement of Mayer approximately 14 miles of County maintained dirt road serves as access to the mine area. The property is accessible year-round, and lies within gentle to moderate terrain that is heavily covered with vegetation.

The Treasure Gulch mine properties are situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  Access is via County and National Forest dirt road, which will require clearing prior to utilizing the road for our purposes.

On November 8, 2010, VHGI was issued the Quitclaim of Ownership of Unpatented Mining Claims by Western Sierra Mining Corporation for the Sun Gold and Treasure Gulch mines, which are recorded with the United States Department of Interior, Bureau of Land Management – Arizona State Office.

Mining Development Plan

The plans for the two mine areas are similar; however, we are proceeding with the Sun Gold claims first due to the additional preparation required for the Treasure Gulch claims.  Historic trenching and drilling at the Sun Gold mines has partially delineated and confirmed the presence of precious metal resources.  We will be retaining a professional geologist / engineer to perform short and long term structure sampling programs as well as other more in depth exploration processes to better determine the value of the subterranean resources as to the possible quality, quantity and grade of resource bearing ore that could be extracted.  During this exploration we will also be initiating an operational plan towards the goal of full production permitting.

Production Options

Based on the outcome of this effort, our plans include some pre-production extraction to be used to test the economics and provide certification for our final mining plan.  While these production efforts could possibly support a profit orientated enterprise, the real commercial value is in the development of the ore reserves at depth and on strike.  The Company is also considering expanding the claim block at Sun Gold to allow for better exploitation of the potential resource as well as to solve certain potential future operational issues.  We are also exploring a potential joint venture for the development of a centralized mill site to process the ore from the mines within the adjacent parcels which could form the basis to transition VHGI from an acquisition and exploration company to a revenue based gold and silver production company.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Share Price History

The Company’s common stock is traded on OTCQB under the trading symbol “VHGI.”  OTCQB is one of three tiers established by OTC Markets Group, Inc., which operates one of the world’s largest electronic interdealer quotation systems for broker-dealers to trade securities not listed on a national exchange.  The following table sets forth the high and low sales price information of the Company’s common stock for the quarterly periods indicated as reported by NASDAQ.

Quarter Ended	High	Low
2010 March 31	$0.25	$0.15
June 30	$0.18	$0.09
September 30	$0.19	$0.09
December 31	$0.13	$0.08
2009 March 31	$0.25	$0.19
June 30	$0.25	$0.16
September 30	$0.36	$0.17
December 31	$0.31	$0.15

Common stock

As of December 31, 2010, there were approximately 402 shareholders of record holding a total of 84,776,718 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $.001 per share, authorized. The number of holders of record was calculated by reference to the Company’s stock transfer agent’s books.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares of Class B Voting Preferred Stock and, at December 31, 2010 and December 31, 2009, there were 70,000 shares outstanding.  Dividends, accrued but unpaid, were declared by a public company prior to our acquisition of the entity.  The amount was $33,750 at December 31, 2010 and December 31, 2009.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2010 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

In October 2010, the Company issued 200,000 shares of common stock for payment of consulting services valued at $18,200.

In October 2010, the Company issued a total of 213,333 shares of common stock as consideration for the forgiveness of debt to unrelated parties in the amount of $11,200.

In October 2010, 477,777 shares of the Company’s stock were issued to an unrelated third-party lender for interest due on a loan and for the extension of the due date of the loan made by the lender to the Company.  This issuance was recorded as $47,778 in interest expense.

In November 2010, the Company issued a total of 341,472 shares of common stock as consideration for the forgiveness of debt to an unrelated party in the amount of $17,500.

In November 2010, the Company issued 200,000 shares of common stock for payment of consulting services valued at $23,000.

In December 2010, the Company issued a total of 1,539,030 shares of common stock as consideration for the forgiveness of debt to unrelated parties in the amount of $63,700.  In addition, the Company issued a total of 69,082 shares of common stock as payment for interest expense on debt in the amount of $2,763.

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

Business Overview

The year 2010 marks a major milestone in the history of the Company as we transitioned into a new industry and took ownership of assets to move the Company closer to producing revenue from a commercial mining operation.  With the completion of the National Instrument 43-101 technical report, which acknowledged the historical data on the mineralization opportunities on the Sun Gold mines, we believe the assets already acquired are extremely positive economic prospects.  For this reason, we feel there is ample justification to move toward commercial mining, while simultaneously continuing to perform additional exploratory work for additional lease acquisitions to supplement the existing mining claim leases.  The Chief Operating Officer for VHGI Gold has completed the mining feasibility study and budget, which has three phases, including:

Phase 1

➢	Retention of industry specialists and operational personnel
➢	Development of the mining operational plan including further sampling and geophysical work on the claims
➢	Preparation of capital equipment needs list
Phase 2

➢	Completion of the operational plans
➢	Applying for and obtaining the necessary permits
➢	Start process of purchasing capital equipment
Phase 3

➢	Complete capital equipment purchases
➢	Begin production and the stock pile of ore for final processing
In 2011, we are forming our operational team, and the first key members to be added are a mining engineer and a geologist.  These personnel will be instrumental in spearheading the completion of Phase 1 to move us closer to our goal of producing solid, ongoing revenue streams for the purpose of enhancing shareholder value.

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

Results of Operations

Comparison of Year ended December 31, 2010 Compared to Year ended December 31, 2009:

Revenues.  The Company generated revenues for the year ended December 31, 2010 of $482,330 compared to revenues of $766,735 for the year ended December 31, 2009, or  a  37% decrease in revenues.  The decrease is a result of no revenues being recorded for the period August 1, 2010, the effective date MOS was sold, thru October 5, 2010, the date the Purchaser of MOS went into default.

Cost of sales. Cost of sales for the year ended December 31, 2010 were $105,998 compared to cost of sales of $194,690 for the year ended December 31, 2009, or a 46% decrease in cost of sales.  The decrease in cost of sales is due to the failed sale of MOS, as mentioned above.

General and administrative expenses (“G&A"). G&A expenses for the year ended December 31, 2010 were $1,875,487 compared to G&A expenses of $1,495,881 for the year ended December 31, 2009, or a 25% increase in G&A expenses.  The increase in expenses is primarily due to additional legal fees for the acquisitions and dispositions during the year and the additional consulting fees paid during the transition of the Company into new industries.

Interest Income.   Interest income was $64,103 for the year ended December 31, 2010 compared to $212,554 for the year ended December 31, 2009, or a decrease of 70% in interest income due to the sale of the $1.5 million Senior Secured Convertible Promissory Note issued by Private Access, Inc. at the beginning of 2010.

 Loss on Settlement.   Loss on settlement was $441,496 for the year ended December 31, 2010 compared to $471,905 for the year ended December 31, 2009, or a decrease of 6%.

Gain on Dispositions. Gain on dispositions was $404,240 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009.  The increase was due to the sale of eHealth and the failed sale of the MOS assets during 2010 and the partial payments received from the Purchaser as initials payments.

Interest Expense.   Interest expense was $202,642 for the year ended December 31, 2010, compared to $302,326 for the year ended December 31, 2009, or a decrease of 33%.  Interest expense for 2010 decreased due to the decrease in debt during 2010 compared to 2009.

Net loss. We had a net loss for the year ended December 31, 2010, of $1,674,951compared with a net loss of $1,485,513 for the year ended December 31, 2009, or an increase in loss of 13%. The increase in loss is due to the increase in G&A expenses in 2010, as mentioned above.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our net cash flows from financing activities generated approximately $296, 000 for the year ended December 31, 2010, compared to approximately $844,000 for the year ended December 31, 2009.

We will need to raise additional capital in fiscal year 2011 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2010, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VHGI HOLDINGS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VHGI Holdings, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2010. VHGI Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 15, 2011

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS:
Cash	$-	$26,343
Accounts Receivable, net	55,998	92,741
Notes Receivable - Related Parties	583,398	596,108
Interest Receivable - Related Parties	62,994	31,954
Total Current Assets	702,390	747,146

PROPERTY, PLANT, AND EQUPMENT (NET)	-	910

OTHER ASSETS:

Mining Lease Rights	1,525,000	62,500
Note Receivable	-	1,500,000
Interest Receivable	151,868	140,243
Deposits	11,500	-
Goodwill	1,228,856	1,228,856
Deferred Loan Costs	-	30,333
TOTAL ASSETS	$3,619,614	$3,709,988

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$45,654	$-
Accounts Payable	460,170	451,053
Accrued Payroll and Payroll Taxes	33,252	37,749
Other Accrued Liabilities	1,639	4,135
Dividends Payable	33,750	33,750
Notes Payable, net of discount	110,721	95,000
Notes Payable - Related Parties	534,375	1,917,004
Accrued Interest	12,980	26,481
Accrued Interest - Related Parties	324,308	505,214
Total Current Liabilities	1,556,849	3,070,386

LONG-TERM DEBT:
Debentures	-	275,362
TOTAL LIABILITIES	1,556,849	3,345,748

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of December 31, 2010 and December 31, 2009	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 84,776,718 and 57,352,644 issued and outstanding as of December 31, 2010 and December 31, 2009	84,777	57,353
Additional Paid-in Capital	8,307,874	4,961,822
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(6,240,052)	(4,565,101)
TOTAL STOCKHOLDERS' EQUITY	2,062,765	364,240

TOTAL LIABILITIES AND STOCKHOLDERS'	$3,619,614	$3,709,988
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

Total Revenue	$482,330	$766,735

Cost of Sales	(105,998)	(194,690)

Gross Profit	376,331	572,045

OPERATING EXPENSES:
Selling, General and Administrative	(1,875,487)	(1,495,881)

LOSS FROM CONTINUING OPERATIONS	(1,499,156)	(923,836)

OTHER INCOME (EXPENSES):
Interest Income	64,103	212,554
Loss on Settlement	(441,496)	(471,905)
Gain on Dispositions	404,240	-
Interest Expense	(202,642)	(302,326)
Other Income (Expenses)	(175,795)	(561,677)

NET LOSS	(1,674,951)	(1,485,513)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(1,674,951)	$(1,485,513)

Basic gain (loss) per common share	$(0.02)	$(0.03)

Weighted average number of common shares	72,124,192	49,080,108

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,674,951)	$(1,485,513)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	42,964	2,179
Non-cash expenses	68,420	93,500
Gain on failed sale of MOS assets	(380,664)	-
Loss on debt settlement	342,551	471,905
Loss on convertible debentures	98,945	-
Gain on disposal of subsidary	(23,576)	-
Debt related costs paid with stock	190,278	-
Stock issued for services	678,512	402,896
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	36,743	(20,626)
(Increase) decrease in other assets	(1,500)	26,672
(Increase) decrease in interest receivable - related parties	(52,266)	(29,079)
(Increase) decrease in interest receivable	(11,625)	(80,351)
Increase (decrease) in accounts payable	10,757	57,257
Increase (decrease) in accrued payroll and payroll taxes	(4,497)	18,425
Increase (decrease) in other accrued liabilites	(2,496)	642
Increase (decrease) in accrued interest	23,279	26,481
Increase (decrease) in accrued interest - related parties	29,445	194,429
Net cash provided by operating activities	(629,681)	(321,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from failed sale of MOS assets	400,000	-
Expenses on failed sale of MOS assets	(19,336)	-
Purchase of note receivable-related parties	(501,380)	(521,108)
Payments on note receivable-related parties	365,102	-
Deposit on oil and gas leases	(10,000)	-
Purchase of mining lease rights	(72,500)	(62,500)
Proceeds from sale of note receivable	100,000	-
Net cash provided (used) in investing activities	261,886	(583,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	314,000	92,500
Payments on notes payable	(636,000)	-
Proceeds from notes payable - related parties	1,148,849	823,976
Payments on notes payable - related parties	(717,800)	(667,647)
Proceeds from sale of stock	165,000	-
Proceeds from debentures	21,749	670,310
Payments on debentures	-	(75,010)
Net cash provided by financing activities	295,798	844,129

NET INCREASE (DECREASE) IN CASH	(71,997)	(60,662)

CASH, beginning of period	26,343	87,005
CASH (OVERDRAFT), end of period	$(45,654)	$26,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest	$-	$-
Cash paid during period for income tax	$-	$-

Non-Cash Investing and Financing Activities:
Sale of note receivable (and associated debt) for note	$400,000	$-
Interest converted to debt	$-	$73,518.00
Common Stock issued in payment of debt	$830,930	$2,208,946
Common Stock issued for consulting fees	$678,512	$402,896
Common Stock issued for mining lease rights	$910,000	$-
Purchase of mining lease rights with debt	$480,000	$-
Imputed interest expensed as a capital contribution	$-	$67,500
Contributed rent as a capital contribution	$21,668	$26,000
Debentures converted to common stock	$297,111	$-
The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred	$0.001	Common	$0.001	Additional	Stock	(Retained	Total
	Stock	Par	Stock	Par	Paid-In	Subscription		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance at January 1, 2009	70,000	$70	46,451,533	$46,452	$2,267,381	$(89,904)	$(3,079,588)	$(855,589)
Issuance of Common stock for:
Debt Conversion			8,999,623	9,000	2,199,946			2,208,946
Services			1,901,488	1,901	400,995			402,896
Capital Contribution for:
Imputed Interest					67,500			67,500
Rent					26,000			26,000
Net Loss							(1,485,513)	(1,485,513)
Balance at January 1, 2010	70,000	$70	57,352,644	$57,353	$4,961,822	$(89,904)	$(4,565,101)	$364,240
Issuance of Common stock for:
Debt Conversion			7,714,143	7,714	975,489			983,203
Debt Related Costs			1,477,777	1,478	188,800			190,278
Debenture Conversion			4,232,154	4,232	420,583			424,815
Services			5,350,000	5,350	673,162			678,512
Subscription Agreements			1,650,000	1,650	163,350			165,000
Mining Lease Rights			7,000,000	7,000	903,000			910,000
Capital Contribution for:
Rent					21,668			21,668
Net Loss							(1,674,951)	(1,674,951)
Balance at December 31, 2010	70,000	$70	84,776,718	$84,777	$8,307,874	$(89,904)	$(6,240,052)	$2,062,765

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – NATURE OF OPERATIONS

VHGI Holdings, Inc., a Delaware corporation, was organized on March 4, 1988.  During 2009 the Company’s business focus was healthcare technology; however, during the fourth quarter of 2009 the Company started the implementation of a new business plan which shifts the focus toward the Precious Metals/ Energy Resources industries.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc.  The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  VPS Holding, LLC (d/b/a Veriscrip) (“VPS”), Secure eHealth, LLC, (“eHealth”),  Medical Office Software, Inc. (“MOS”), VHGI Gold, LLC (“VHGI Gold”) and VHGI Energy, LLC. eHealth and VPS are only included for the period January 1, 2010 thru January 31, 2010 due to the sale of eHealth and the assets of VPS on February 1, 2010 (see Note 5 – “Asset Dispositions”).  The remaining liabilities of VPS were transferred to VHGI because the entity became inactive as of this same date.   VHGI Energy, LLC, a Delaware limited liability corporation, was formed in February 2010.  MOS, a Florida corporation, is not included for the period August 1, 2010 thru September 30, 2010 due to the failed sale of certain assets and liabilities of MOS on September 30, 2010 (see Note 5 – “Asset Dispositions”).  All intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period.  On a regular basis, management evaluates these estimates and assumptions.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities – The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.  Marketable securities include investments with maturities greater than three months but less than one year.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

Loss Per Share – The Company computes loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive.

Mining Lease Rights – Pre-operating and mine development costs including acquisition costs relating to mining properties are capitalized until such properties are placed in production, disposed of, or abandoned.  The Company periodically reviews its mining properties for impairment in accordance with ASC Topic No. 410, “Property, Plant and Equipment.”

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”)

issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K. There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue Recognition - The Company recognizes revenue in accordance with the guidance in “ASC” Topic No.605-45, “Revenue Recognition.”  The Companies’ revenues result primarily from sales of products and services to doctors and medical billing companies and revenues are recognized upon delivery of the products or services.

Allowance for Doubtful Accounts – Trade accounts  receivables  and other  receivables  are carried at original  invoiced amounts  less an  allowance  for  doubtful  accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis.  Management will occasionally review accounts receivable and determine if the account should be written off. At December 31, 2010 and December 31, 2009 the allowance for doubtful accounts was $7,446 and $14,892, respectively.

Property and Equipment – Property and equipment consist of $13,626 of computer equipment which has been fully depreciated as of December 31, 2010.

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of MOS at October 6, 2006, the date of the acquisition. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. No impairment was recorded during the year ended December 31, 2010.

Deferred Loan Costs – The costs of issuing debentures or other debt instruments are deferred as other loan assets and are amortized to expense over the term of the debt.

Fair Value Measurements – As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable.   ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).   This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC Topic No. 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

There are no financial instruments existing at December 31, 2010 that are subject to fair value measurement.

NOTE 3 – GOING CONCERN

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

NOTE 4 – MINING LEASE RIGHTS

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

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note (see Note 7 for terms of the note payable), VHGI will issue to Western Sierra an additional 2,500,000 shares of the Company’s common stock; however, at least ten (10) days prior, either the Company may elect to pay, or Western Sierra may elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra 1,250,000 of such shares of common stock.  In addition, the Company will pay Western Sierra a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  This purchase increased the value of the mining lease rights to $735,000.

On June 16, 2010, the 5,000,000 shares of the Company’s common stock mentioned above were issued at a closing price of $.11 per share and these shares, in addition to title of ownership for the mining lease rights, were held in escrow until payment was received by Western Sierra for the Western Sierra Note.  The value of the issued shares, which were initially recorded as a deposit, has been recorded as increase in the value of the mining lease rights in the amount of $550,000.  The balance owed on the initial Western Sierra Note was paid in full on October 22, 2010.

On September 8, 2010, the Company negotiated the terms for the final payment due to Western Sierra under the Mining Agreement mentioned above and a second promissory note was issued to the Western Sierra by the Company in the principal amount of $240,000 (see Note 7 – “Notes Payable” for the terms), which has been recorded as an increase in the value of the mining lease rights.  The balance of the mining lease rights as of December 31, 2010 is $1,525,000 and the mining lease rights purchased in the Mining Agreement serve as collateral for this promissory note.

NOTE 5 –ASSET ACQUISITIONS

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

On June 25, 2010, the Company entered into a letter of intent with an unrelated party to purchase the mining lease assignments that make up the Gold Creek Placer Mine, which includes the Wisner Placer, Christian Placer, Pineau Placer and the Hughes Placer located in Granite County, Montana.  On September 3, 2010, the Company announced their decision to not pursue this opportunity further based on the due diligence performed.   The $10,000 payment, which was recorded as a deposit at June 30, 2010, was recognized as development expense in the third quarter of 2010.

NOTE 6 – ASSET DISPOSITIONS

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

Scott A. Haire, the Company's Chief Executive Officer and Chairman, also serves as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

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

By letter dated September 30, 2010, the Purchaser received notice that it had failed to timely deliver the Final Payment, and that if the Final Payment were not received by VHGI on or before October 4, 2010, it would constitute an uncured default under the terms of the MOS Note.  As of October 5, 2010, the Final Payment had not been received and, effective October 5, 2010, VHGI has (i) taken all ownership and title to the Assets per the terms of the MOS Note, (ii) retained the $300,000 cash received in Interim Payments and the $100,000 Initial Payment and (iii) reserved the right to exercise any and all of its other rights and remedies under the MOS Note. The total proceeds received of $400,000, less expenses associated with the sale which were not reimbursed by the Purchaser in the amount of $19,336, have been recorded as a gain on disposition in the amount of $380,664 as of December 31, 2010.  The Company has recorded a bad debt allowance for the $900,000 balance due on the MOS note.

NOTE 7 - NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of December 31, 2010:

Related party	Nature of Relationship	Terms of the Agreement	Principal Amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Unsecured $750,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at December 31, 2010 is $12,084. Unsecured line available at December 31, 2010 is $567,602.	$ 182,398

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB and is a shareholder of the Company	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at December 31, 2010 is $18,083.	75,000

Wound Management Technologies, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Secured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at December 31, 2010 is $32,827.	326,000

TOTAL			$ 583,398

Notes Receivable

As mentioned in Note 5 – “Asset Dispositions,” the Private Access Note in the amount of $1,500,000 was sold on February 1, 2010 and the accrued interest receivable amount as of January 31, 2010 was $151,868, which is recorded as a long term asset as of December 31, 2010.  The note accrued interest at a rate of 9% per annum and the due date of the note and related interest is July 31, 2013.  This accrued interest amount was not purchased by WMT and no interest has been accrued subsequent to February 1, 2010.

NOTE 8- NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CEO and CFO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of December 31, 2010:

Related Party	Nature of Relationship	Terms of the Agreement	Principal Amount

H.E.B., LLC a Nevada limited liability company	Scott A. Haire is the managing member of H.E.B., LLC	Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at December 31, 2010 is $234,886. Unsecured lines available at December 31, 2010 are $1,634,525.	$365,475

SWCC	Investor in eHealth	Dated 7/21/06, no state interest rate and no maturity date.	21,900

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB and is a shareholder of the Company	Unsecured note with interest accrued at a rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $89,336.	130,000

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of HEB	Unsecured, two separate $500,000 open lines of credit, no maturity date with an interest rate of 10% per annum until paid in full. Accrued interest at December 31, 2010 is $86. Unsecured lines available at December 31, 2010 are $983,000.	17,000

Total			$534,375

Notes Payable

On November 1, 2009 the Company entered into an Assignment and Assumption of Lease (“Lease Assumption”) with an unrelated party (“Assignor”) for $50,000 for the assignment of a lease purchase option for the Gulch Mine   and, as of the date of this filing, the note has been paid in full (see Note 3 – “Mining Lease Rights” for additional information on the Gulch Mine).

On December 7, 2009 the Company executed a convertible promissory note in the amount of $45,000 to an unrelated party.  The principal and accrued interest, at 8% per annum, is due nine months from date of execution.   On February 4, 2010, March 9, 2010, May 7, 2010, August 13, 2010 and December 28, 2010, the Company executed five additional convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000, $30,000, $30,000, $50,000 and $25,000, respectively.    The total discount related to the notes is $15,500 and this amount is being amortized over the applicable term for each loan.  The unamortized discount balance at December 31, 2010 is $4,279.  For the year ended December 31, 2010, $130,000 of the debt was converted to 2,255,041 shares of the Company’s common stock and a loss on settlement was recognized of $98,955 related to this debt conversion.   The balance of the notes due to this lender at December 31, 2010 is $70,721, net of the discount, and the amount of accrued interest is $2,078 as of this same date.

On May 21, 2010, the Company executed a convertible promissory note to an unrelated party in the amount of $50,000. The note was due on November 22, 2010 and interest accrued on the principal at 8% per annum.  In December of 2010, the Company converted the $50,000 debt and $2,763 accrued interest expense into 1,319,082 shares of the Company’s common stock and a loss on settlement was recognized of $55,401 related to this debt conversion.  In July 2010, a promissory note was issued to this same lender in the amount of $100,000.    The note accrued interest at 10% with a maturity date of August 2, 2010; however, the lender extended the due date of this note to December 31, 2010 in exchange for 500,000 shares of the Company’s common stock.  This issuance was recorded as interest expense in the amount of $60,000 based on the market price of the stock on issuance date.  In addition, 500,000 shares of the Company’s common stock were issued in July 2010 as a cost of obtaining the loan, which has been recorded as origination fee expense in the amount of $82,500.  All costs were expensed when incurred based on the short term nature of the notes. As of December 31, 2010, this note and all interest accrued has been paid in full and the balance due to this lender is zero.

In June 2010, an additional promissory note was executed with an unrelated party for $20,000 and the note has been paid in full as of December 31, 2010.   No interest was charged for the debt and no additional amounts are owed to this lender.

On June 8, 2010, the Company executed a promissory note as part of the purchase of the mining lease rights from the Western Sierra (see Note 3 – “Mining Lease Rights”).  The principal balance of the promissory note was $240,000 when issued and interest accrued on the principal at 6% per annum up to the due date.   Subsequent to the due date, interest accrued on the principal balance at 10% per annum.  On October 22, 2010, this promissory note was paid in full.  On September 8, 2010, per the terms of the Mining Agreement (see Note 3 – “Mining Lease Rights”), an additional promissory note was issued to Western Sierra by the Company in the principal amount of $240,000.  Interest accrues on the principal at 10% per annum and the due date was December 22, 2010.  The promissory note is secured by the mining lease rights purchased from Western Sierra. Total accrued interest as of December 31, 2010 on both promissory notes is $10,902.  The balance due to this lender was paid in full in January 2011 (see Note 14 “Subsequent Events”) for information on the final payments).

Debentures

On December 17, 2008 the Company issued convertible debentures which were all converted into shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance as of December 31, 2010.  The balance of debentures at December 31, 2009 was $275,362.   The unamortized deferred loan costs remaining at June 30, 2010 relating to the debentures were recorded as interest expense as of this same date and accrued interest related to the debentures in the amount of $28,759, which was not paid as a result of conversion, has been recorded as a reduction of the loss on conversion amount of $127,704.  The net amount of loss on debenture conversion recognized for the twelve months ending December 31, 2010 is $98,945.

Minimum Annual Maturities

The Company’s aggregate annual maturities of notes payable and long-term debt are summarized as follows:

December 31, 2011	$645,096
December 31, 2012	-0-
December 31, 2013	-0-

Total	$645,096

NOTE 9 – CUSTOMERS AND SUPPLIERS

The Company does not have any customers in 2010 which individually account for more than 10% of its revenues.  We are currently under no contract with any of our suppliers for software or hardware purchased for resale; therefore, we are able to select the best products for the customer and to shop around for the best price.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expenses of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry-forwards.

There is no  current  or  deferred  income  tax  expense  due to the  Companies’ consolidated  loss  position  and  the  net  deferred  tax  benefits  of  timing differences  having  been  reduced by an  offsetting  valuation  allowance.  The deferred tax  consequences  of  temporary  differences  in  reporting  items for financial  statement  and income tax purposes are  recognized,  as  appropriate. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carry forward period. Management has considered  these  factors  in  reaching  its  conclusion as to  the  valuation allowance for  financial  reporting  purposes and has recorded a 100%  valuation allowance against  the net  deferred  tax asset.  The change in the valuation allowance is approximately $128,000 for the year ended December 31, 2010.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2010 and 2009 are listed below.  The net loss for the Company as reported in 2010 and 2009 has been adjusted for the non deductible loss on settlement amount which has no deferred tax benefit.

	2010	2009

Expectedfederal income tax benefit	$419,000	$345,000
Valuation allowance	(419,000)	(345,000)
Income tax expense (benefit)	$0	$0

At  December  31,  2010,  the  potential   non-current  deferred  tax  asset  of approximately  $1,104,000  results  from the  deferred tax benefit of applying the statutory  income tax rate of 34% to the net  operating  loss  carry forwards  of approximately  $3,247,000 which have a 100% valuation  allowance,  as the ability of the  Companies  to generate  sufficient taxable  income in the  future  is  uncertain.  There are no other significant deferred tax assets or liabilities.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010, and 2009.

NOTE 11 - RELATED PARTY TRANSACTIONS

The office space occupied by MOS in Fort Lauderdale is leased by HEB and the office space is shared by MOS, HEB and a subsidiary of WMT.  HEB is not reimbursed by MOS for the cost of this leased space and the value of the rent received in 2010 has been recorded as a capital contribution by Mr. Scott Haire in the amount of $21,668.

In addition, employees of HEB provide accounting and administrative services to the Company and HEB is reimbursed for the cost of those services.  A percentage of the salary paid to three full time employees of HEB is allocated to the Company and the value of services received in 2010 was $52,800. In addition, the health benefits provided to all Company employees is paid by HEB and the actual cost incurred is reimbursed by the Company.  The amount of the health benefits reimbursed in 2010 was $9,830.

NOTE 12 -- LOSS PER SHARE

The data below shows the amounts used in computing loss per share as of December 31, for each of the following years:

	2010	2009
Loss from continuing operations available to common shareholders (numerator)	$(1,674,951)	$(1,485,513)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	72,124,192	49,080,108

Basic and diluted loss per share of common stock	$(0.02)	$(0.03)

Dilutive  loss  per  share  was not  presented,  as the  Company  had no  common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares of Class B Voting Preferred Stock, and at December 31, 2010 and December 31, 2009 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at December 31, 2010 and December 31, 2009, respectively.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At December 31, 2010 there were 84,776,718 shares issued and outstanding.  At December 31, 2009, there were 57,352,644 shares issued and outstanding.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2010, the Company:

•	In addition to the cash portion, a note receivable was exchanged for the following assets and liabilities:

Senior secured promissory note receivable	$1,500,000
Related party note payable and related accrued interest	(1,000,000)
Cash	(100,000)
Note receivable – related party	$400,000

•	Issued 5,350,000 shares of common stock for services rendered in the amount of $678,512.

•	Issued 7,714,143 shares of common stock valued at $983,203 for payment of debt in the amount of $640,652, resulting in a loss on settlement in the amount of $342,551.

•	Issued 4,232,154 shares of common stock valued at $424,815 for payment of debentures in the amount of $297,111, resulting in a loss on settlement of debenture conversion in the amount of $127,704.

•	Issued 1,477,777 shares of common stock for debt related costs in the amount of $190,278.

•	Purchased mining lease rights with debt in the amount of $480,000 and issued 7,000,000 shares of common stock valued at $910,000.

•	Recorded a capital contribution in the amount of $21,688 for rent (see Note 11).

During the year ended December 31, 2009, the Company:

•	Recorded a capital contribution in the amount of $26,000 for rent (see Note 11).

•	Recorded a capital contribution in the amount of $67,500 for imputed interest.

•	Issued 8,999,623 shares of common stock valued at $2,208,946 for payment of debt in the amount of $1,737,041, resulting in a loss on settlement in the amount of $471,905.

•	Issued 1,901,488 shares of common stock for services rendered in the amount of $402,896.

Actual amounts paid for interest and income taxes are as follows:

	2010	2009

Interest	$-	$-

Income taxes	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2010 are outlined below:

As disclosed in the Company’s Current Report on Form 8-K filed April 5, 2011, Mr. Haire resigned as the Company’s Chief Executive Officer and, on April 4, 2011, Mr. Doug Martin was appointed as the Company’s Chief Executive Officer.

During the first quarter of 2011, the Company issued 1,181,818 shares of common stock to an unrelated party for payment of debt and accrued interest in the amount of $52,000.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 and as of the date of this filing.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2010:

Director's Name	Age	Position With Company

Scott A. Haire	46	Chief Financial Officer and Chairman

James M. Renfro	64	President

Deborah J. Hutchinson	52	Director

Eric Leonetti	52	Chief Operating Officer, VHGI Gold, LLC

Scott A. Haire—Mr. Haire has been Chief Financial Officer and a director of the Company since August 28, 2006, and served as the Company’s Chief Executive Officer until resigning from that position on April 4, 2011. Mr. Haire is also Chief Executive Officer, Chief Financial Officer and a director of Wound Management Technologies, Inc.  (“WMT”), a public company focused on providing wound care products.  Prior to VHGI, Mr. Haire was President of Preferred Payment Systems, a company specializing in electronic claims and insurance system related projects.

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

Deborah Jenkins Hutchinson — Ms.Hutchinson has served as a Director of the Company since August 28, 2006.  In January 2010, Ms. Hutchinson was appointed President of WMT.  From 2005 until this appointment, Ms. Hutchinson served in various capacities, including most recently, President, of Virtual Technology Licensing, LLC, a subsidiary of HEB, the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors for Private Access, Inc. and WMT.

Eric Leonetti – In August 2010, Mr. Leonetti joined VHGI Gold as the Chief Operating Officer. Mr. Leonetti has over 25 years of front line business experience ranging from B2B marketing and sales to Operations and Executive Management. Mr. Leonetti holds a Six Sigma certificate along with ISO Auditors certifications having played a key role in the ISO certification of two companies. Mr. Leonetti served as the President and CEO of an OTC Pink Sheet energy development company and most recently as the owner of a consultancy assisting in the development of natural resources projects in the areas of Oil, Natural Gas, Minerals (coal and uranium) and precious metal mining (Gold and Silver).

As disclosed in the Company’s Current Report on Form 8-K filed April 5, 2011, upon Mr. Haire’s resignation as the Company’s Chief Executive Officer, on April 4, 2011, Mr. Doug Martin was appointed as the Company’s Chief Executive Officer.

BOARD COMPOSITION AND COMMITEES

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Scott Haire (a)	2010 2009	-0- -0-	- -	- -	- -	- -	- -	- -	-0- -0-
James Renfro	2010 2009	60,000 60,000	- -	- -	- -	- -	- -	- -	60,000 60,000
Eric Leonetti(b)	2010 2009	33,750 -0-	- -	- -	- -	- -	- -	- -	33,750 -0-

NOTES TO SUMMARY COMPENSATION TABLE

(a)  Scott A. Haire serves as the Company’s Chief Executive Officer, but as a majority shareholder, has elected not to receive compensation for either of the last two fiscal years.

(b) Effective August 2010, Mr. Leonetti was appointed as the Chief Operating Officer for VHGI Gold and did not start receiving compensation from the Company until this time.

EMPLOYMENT AGREEMENTS

None of our executive officers or employees listed above has an employment agreement with the Company or its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2010, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group.  As of December 31, 2010, the Company had 84,776,718 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class

H.E.B., LLC (1) (2)	24,119,730	(2)	28.45%
James Stuckert Trust	7,642,960		9.02%
500 W Jefferson St, Louisville, KY 40202

Commercial Holding AG, LLC 304 High Point Ct., Frankfort, KY 40601	5,150,001		6.07%
Caesar Capital Group, LLC	4,196,859		4.95%
7 Dey Street, Suite 1503, New York, NY 10007
Western Sierra Mining Corp.	5,000,000		5.90%
2750 Cisco Drive South, Lake Havasu City, AZ 86403
MLH, LLC	5,812,394		6.86%
525 W. Main St #240, Lexington, KY 40507

Officers and Directors(1)
Scott A. Haire (1) (2)	24,119,730	(2)	28.45%

James Renfro	-		*

Eric Leonetti	-		*

Deborah Hutchinson	500,000		.59

All directors and executive officers as a group (4 Persons)	24,619,730		29.04%

* less than 1%
1)	Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
2)
Mr. Scott Haire is the managing member of H.E.B., LLC and, in such capacity, is deemed to beneficially own the shares of stock held by H.E.B., LLC.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) -- the following:

1)	VHGI membership interest in the wholly-owned subsidiary, eHealth.
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

Scott A. Haire, the CEO, CFO and director of VHGI, also serves as CEO, CFO and a director of WMT. Based on shares outstanding as of the report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, through HEB, a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.  In addition, Deborah Hutchinson, VHGI board member, is President of WMT and a member of WMT Board of Directors.

The above mentioned WMT Note is listed below in a summary of all amounts due from related parties, including accrued interest separately recorded, as of December 31, 2010:

Related party	Nature of Relationship	Terms of the Agreement	Principal Amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of H.E.B., LLC	Unsecured $750,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at December 31, 2010 is $12,084. Unsecured line available at December 31, 2010 is $567,602.	$ 182,398

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB and is a shareholder of the Company	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at December 31, 2010 is $18,083.	75,000

Wound Management Technologies, Inc.	Scott Haire is a majority shareholder of WMT and VHGI	Secured note at 9% interest per annum with February 1, 2011 maturity date. Accrued interest at December 31, 2010 is $32,827.	326,000

TOTAL			$ 583,398

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CEO and CFO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of December 31, 2010:

Related Party	Nature of Relationship	Terms of the Agreement	Principal Amount

H.E.B., LLC a Nevada limited liability company	Scott A. Haire is the managing member of H.E.B., LLC	Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at December 31, 2010 is $234,886. Unsecured lines available at December 31, 2010 are $1,634,525.	$365,475

SWCC	Investor in eHealth	Dated 7/21/06, no state interest rate and no maturity date.	21,900

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB and is a shareholder of the Company	Unsecured note with interest accrued at a rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $89,336.	130,000

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of HEB	Unsecured, two separate $500,000 open lines of credit, no maturity date with an interest rate of 10% per annum until paid in full. Accrued interest at December 31, 2010 is $86. Unsecured lines available at December 31, 2010 are $983,000.	17,000

Total			$534,375

The office space occupied by MOS in Fort Lauderdale is leased by HEB and the office space is shared by MOS, HEB and a subsidiary of WMT.  HEB is not reimbursed by MOS for the cost of this leased space and the value of the rent received in 2010 has been recorded as a capital contribution by Mr. Scott Haire in the amount of $21,668.  In addition, employees of HEB provide accounting and administrative services to the Company and HEB is reimbursed for the cost of those services.  A percentage of the salary paid to three full time employees of HEB is allocated to the Company and the value of services received in 2010 was $52,800. In addition, the health benefits provided to all Company employees is paid by HEB and the actual cost incurred is reimbursed by the Company.  The amount of the health benefits reimbursed in 2010 was $9,830.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees – Amounts billed and to be billed by Pritchett, Siler & Hardy, P.C. for services performed during the last two fiscal years were $45,667 and $37,530 for the period ended December 31, 2010 and December 31, 2009, respectively. Our auditors provided no other services for us during the last two fiscal years other than audit services.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i)*	Amended and Restated Certificate of Incorporation
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1	Form of Loan, Investment and Security Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2008)
10.2	Form of Note (Incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2008)
10.3	Securities Purchase Agreement, dated as of November 19, 2008, by and among VirtualHealth Technologies, Inc., and the investors named therein.
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

21.1	Schedule of Subsidiaries
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: April 15, 2011	Vhgi holdings, Inc. (Registrant) By /s/ Scott A. Haire Scott A. Haire Chairman and Chief Financial Officer

Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott A. Haire Scott A. Haire /s/ Deborah J. Hutchinson Deborah J. Hutchinson /s/ James A. Renfro James A. Renfro	Chairman and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Director Director, President	April 15, 2011 April 15, 2011 April 15, 2011