Form 10-Q
period 2011-03-31
VHGI HOLDINGS, INC.
filed 2011-05-09
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-17520

VHGI HOLDINGS, INC.

     (Exact name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 Main St. Suite 3100
Fort Worth, TX  76102
(Address of principal executive offices)
(Zip Code)
(817) 820-7080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001par value common stock as of March 31, 2011:  85,958,536.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited)	3
and December 31, 2010 (audited)

Unaudited Condensed Consolidated Statements of Operations	4
for the three months ended March 31, 2011and 2010

Unaudited Condensed Consolidated Statements of Cash Flows	5
for the three months ended March 31, 2011and 2010

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3: Quantitative and Qualitative Disclosures about Market Risk	15

Item 4: Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	16

Item 1A: Risk Factors	16

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3: Defaults upon Senior Securities	16

Item 4: Removed and reserved	16

Item 5: Other Information	16

Item 6: Exhibits	16

PART I – FINANCIAL INFORMATION

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	March 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$3,120	$-
Accounts Receivable, net	39,917	55,998
Notes Receivable - Related Parties	615,204	583,398
Interest Receivable - Related Parties	75,280	62,994
Total Current Assets	733,521	702,390

OTHER ASSETS:
Mining Lease Rights	1,529,536	1,525,000
Interest Receivable	151,868	151,868
Deposits	10,000	11,500
Goodwill	1,228,856	1,228,856
TOTAL ASSETS	$3,653,781	$3,619,614

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$-	$45,654
Accounts Payable	473,266	460,170
Accrued Payroll and Payroll Taxes	13,683	33,252
Other Accrued Liabilities	2,833	1,639
Dividends Payable	33,750	33,750
Notes Payable, net of discount	23,342	110,721
Notes Payable - Related Parties	820,850	534,375
Accrued Interest	11,575	12,980
Accrued Interest - Related Parties	337,316	324,308
Total Current Liabilities	1,716,615	1,556,849

TOTAL LIABILITIES	1,716,615	1,556,849

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of March 31, 2011 and December 31, 2010	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 85,958,536 and 84,776,718 issued and outstanding as of March 31, 2011 and December 31, 2010	85,959	84,777
Additional Paid-in Capital	8,405,283	8,307,874
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(6,464,242)	(6,240,052)
TOTAL STOCKHOLDERS' EQUITY	1,937,166	2,062,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,653,781	$3,619,614

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2011	March 31, 2010

Total Revenue	$112,966	$145,569

Cost of Sales	(30,635)	(29,117)

Gross Profit	82,331	116,452

OPERATING EXPENSES:
Selling, General and Administrative	(265,113)	(432,623)

LOSS FROM CONTINUING OPERATIONS	(182,782)	(316,171)

OTHER INCOME (EXPENSES):
Interest Income	15,311	19,212
Loss on Settlement	(40,091)	(188,194)
Interest Expense	(16,628)	(22,907)
Other Income (Expenses)	(41,408)	(191,889)

NET LOSS BEFORE TAXES	(224,190)	(508,060)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(224,190)	$(508,060)

Basic gain (loss) per common share	$(0.00)	$(0.01)

Weighted average number of common shares	85,115,102	60,561,685

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,190)	$(508,060)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	2,621	4,026
Non-cash expenses	25,419	20,338
Loss on debt settlement	40,091	188,194
Stock issued for services	-	197,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	16,081	31,190
(Increase) decrease in other assets	1,500	(250,000)
(Increase) decrease in interest receivable - related parties	(15,311)	(7,527)
(Increase) decrease in interest receivable	-	(11,625)
Increase (decrease) in accounts payable	13,096	(30,713)
Increase (decrease) in accrued payroll and payroll taxes	(19,569)	506
Increase (decrease) in other accrued liabilites	1,194	(2,239)
Increase (decrease) in accrued interest	595	(24,847)
Increase (decrease) in accrued interest - related parties	16,033	36,096
Net cash provided (used) by operating activities	(142,440)	(357,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of note receivable-related parties	(453,100)	(21,250)
Payments on note receivable-related parties	402,700	-
Purchase of mining lease rights	(4,536)	-
Proceeds from sale of note receivable	-	100,000
Net cash provided (used) in investing activities	(54,936)	78,750

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	(45,654)	-
Proceeds from notes payable	-	50,000
Payments on notes payable	(40,000)	(25,000)
Proceeds from notes payable - related parties	302,550	377,525
Payments on notes payable - related parties	(16,400)	(166,174)
Proceeds from debentures	-	21,750
Net cash provided by financing activities	200,496	258,101

NET INCREASE (DECREASE) IN CASH	3,120	(20,810)

Cash, beginning of period	-	26,343
Cash, end of period	$3,120	$5,533

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2011 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and March 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009, included in the Company’s Annual Report on Form 10-K.  The audited consolidated balance sheet as of December 31, 2010 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  Medical Office Software, Inc. (“MOS”), a Florida corporation, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, and VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company.   MOS has not been included for the period August 1, 2010 thru September 30, 2010 due to the failed sale of certain assets and liabilities of MOS on September 30, 2010 (see Note 5 – “Asset Dispositions”). All intercompany accounts and transactions have been eliminated.

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

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note, VHGI will issue to Western Sierra an additional 2,500,000 shares of the Company’s common stock; however, at least ten (10) days prior, either the Company may elect to pay, or Western Sierra may elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra shares of common stock.  In addition, the Company will pay Western Sierra a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  This purchase increased the value of the mining lease rights to $735,000.

On June 16, 2010, the 5,000,000 shares of the Company’s common stock mentioned above were issued at a closing price of $.11 per share and these shares, in addition to title of ownership for the mining lease rights, were held in escrow until payment was received by Western Sierra for the Western Sierra Note.  The value of the issued shares, which were initially recorded as a deposit, has been recorded as an increase in the value of the mining lease rights in the amount of $550,000.  The principal balance owed on the initial Western Sierra Note was paid in full in October 2010.

On September 8, 2010, the Company negotiated the terms for the final payment due to Western Sierra under the Mining Agreement mentioned above and a second promissory note was issued to Western Sierra by the Company in the principal amount of $240,000, which has been recorded as an increase in the value of the mining lease rights.  This principal balance of the second promissory note was paid in full during the first quarter of 2011.

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.  The balance of the mining lease rights as of March 31, 2011, including these additions, is $1,529,536.

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

At March 31, 2010, the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that they needed a higher bid and the Company decided not to bid for the assets, therefore the deposit of $250,000 was returned to the Company.

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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale of eHealth resulted in a gain on disposition of $23,576.  The principal balance of the WMT Note has been paid in full as of March 31, 2011.

Scott A. Haire, the Company's Chairman, also serves as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

On July 30, 2010, the Company entered into an asset purchase agreement (the “MOS Agreement”) with MOS Acquisition, LLC, a Florida limited liability company (the “Purchaser”), pursuant to which VHGI sold to Purchaser, for a total purchase price of $1,300,000, certain assets and liabilities of MOS (the “Assets”).  The purchase price consisted of (i) $300,000 in cash; (ii) a secured promissory note in the principal amount of $1,000,000 (the “MOS Note”); plus (iii) a warrant with a five-year exercise period which provided the right to purchase up to 1% of the equity of the Purchaser.The MOS Note, which was secured by a security interest in the Assets, carried an interest rate of 6% per annum, and provided for an initial $100,000 payment due August 2, 2010 (the “Initial Payment”), interim payments of $300,000 (the “Interim Payments”) with the remaining principal and interest due on September 30, 2010 (the “Final Payment”).  Per the terms of the MOS Note, if the Purchaser failed to make the Final Payment by September 30, 2010, ownership and title of the Purchased Assets were to immediately vest in the Company, with the holder of the MOS Note remaining entitled to exercise and enforce its rights under the MOS Note.

By letter dated September 30, 2010, the Company informed the Purchaser that the Final Payment had not been received, and that if the Final Payment was not received by the Company on or before October 4, 2010, it would constitute an uncured default under the terms of the MOS Note.  As of October 5, 2010, the Final Payment had not been received and, effective October 5, 2010, the Company has (i) taken all ownership and title to the Assets per the terms of the MOS Note, (ii) retained the $300,000 cash received in Interim Payments and the $100,000 Initial Payment and (iii) reserved the right to exercise any and all of its other rights and remedies under the MOS Note. The total proceeds received of $400,000, less expenses associated with the sale which were not reimbursed by the Purchaser in the amount of $19,336, have been recorded as a gain on disposition in the amount of $380,664 as of December 31, 2010.  The Company has recorded a bad debt allowance for the $900,000 balance due on the MOS note.

NOTE 6 - NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of March 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $500,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at March 31, 2011 is $20,991. Line available as of March 31, 2011 is $137,646.	$362,354

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at March 31, 2011 is $19,958.	75,000

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note at 10% interest per annum and is due on demand. Accrued interest at March 31, 2011 is $3,295.	177,850

TOTAL			$615,204

As mentioned in Note 5 – “Asset Dispositions,” the principal balance of $400,000 due from WMT for the purchase of assets in February 2010 has been paid in full as of March 31, 2011.  The accrued interest related to the note had a remaining balance of $31,036 as of March 31, 2011 and this amount was paid in the second quarter of 2011.

Notes Receivable

As mentioned in Note 5 – “Asset Dispositions,” the Private Access Note in the amount of $1,500,000 was sold on February 1, 2010 and the accrued interest earned prior to that date was $151,868.  The balance of accrued interest prior to the sale was not purchased by WMT and this amount has been recorded as a long term asset as of March 31, 2011.  The Private Access Note interest rate is 9% per annum and the maturity date is July 31, 2013.

NOTE 7- NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's Chairman, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of March 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at March 31, 2011 is $245,494. Line available at March 31, 2011is $1,572,525.	$427,475

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900

Wound Management Technologies, Inc.	Scott Haire is an officer and director of both WMT and VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date. Accrued interest at March 31, 2011 has been recorded as a reduction of interest owed to VHGI by WMT, as mentioned in Note 6.	176,700

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date. Accrued interest at March 31, 2011 is $90,766.	142,600

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured, two separate $500,000 lines of credit, no maturity date with an interest rate of 10% per annum. Accrued interest at March 31, 2011 is $1,056. Unsecured lines available at March 31, 2011 are $947,825.	52,175

Total			$820,850

Notes Payable

On February 4, 2010, March 9, 2010, May 7, 2010, August 13, 2010 and December 28, 2010, the Company executed five convertible promissory notes with the same terms to the same unrelated party in the amounts of $25,000, $30,000, $30,000, $50,000 and $25,000, respectively.  The principal and accrued interest on each note, at 8% per annum, is due nine months from date of execution.    The total discount related to the notes is $15,500 and this amount is being amortized over the applicable term for each loan.  The unamortized discount balance at March 31, 2011 is $1,658.  During the first quarter of 2011, $50,000 of the debt and $2,000 of the accrued interest owed to this lender was converted to 1,181,818 shares of the Company’s common stock and a loss on settlement was recognized of $40,091 related to this debt conversion.   For the year ended December 31, 2010, $130,000 of the debt was converted to 2,255,041 shares of the Company’s common stock and a loss on settlement was recognized of $98,955 related to this debt conversion. The balance owed to this lender at March 31, 2011 is $23,342, net of the discount, and the amount of accrued interest is $673 as of this same date.

On June 8, 2010, the Company executed a promissory note as part of the purchase of the mining lease rights from Western Sierra (see Note 3 – “Mining Lease Rights”).  The principal balance of the promissory note was $240,000 when issued and interest accrued on the principal at 6% per annum up to the due date.   Subsequent to the due date, interest accrued on the principal balance at 10% per annum.  On October 22, 2010, this promissory note was paid in full.  On September 8, 2010, per the terms of the Mining Agreement (see Note 3 – “Mining Lease Rights”), an additional promissory note was issued to Western Sierra by the Company in the principal amount of $240,000 at an interest rate of 10% per annum.  Total accrued interest as of March 31, 2011 on both promissory notes is $10,902.  The principal balance due to this lender was paid as of March 31, 2011.

Debentures

On December 17, 2008, the Company issued convertible debentures which were all converted into shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance as of December 31, 2010.

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares as Class B Voting Preferred Stock, and at March 31, 2011 and December 31, 2010 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at March 31, 2011 and December 31, 2010.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At March 31, 2011, there were 85,958,536 shares issued and outstanding.  At December 31, 2010, there were 84,776,718 shares issued and outstanding.

During the first quarter of 2011, the Company issued 1,181,818 shares of common stock to an unrelated party for payment of debt and accrued interest in the amount of $52,000 and, as a result, a loss on settlement was recognized in the amount of $40,091.

NOTE 9 - RELATED PARTY TRANSACTIONS

The office space occupied by MOS in Fort Lauderdale is leased by HEB and the office space is shared by MOS, HEB and a subsidiary of WMT.  HEB is not reimbursed by MOS for the cost of this leased space and the value of the rent received in the first quarter of 2011 has been recorded as a capital contribution by Mr. Scott Haire in the amount of $6,500.   The office space occupied by the corporate office of the Company was relocated in the first quarter of 2011 from Lexington, Kentucky to Fort Worth, Texas and this office space is leased by HEB.  The Company reimbursed HEB $4,200 for the cost of this office space for the first three months in 2011.

In addition, employees of HEB provide accounting and administrative services to the Company and HEB is reimbursed for the cost of those services.  A percentage of the salary paid to three full time employees of HEB is allocated to the Company and the value of services received in the first quarter of 2011 was $13,200. In addition, the health benefits provided to Company employees is paid by HEB and the actual cost incurred by HEB is reimbursed by the Company.  The amount of the health benefits provided and reimbursed in the first quarter of 2011 was $4,544.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2011, the Company:

•	Issued 1,181,818 shares of common stock valued at $92,091 for payment of debt and accrued interest in the amount of $52,000, resulting in a loss on settlement in the amount of $40,091.

•	Recorded a capital contribution in the amount of $6,500 for rent (see Note 9).

During the three months ended March 31, 2010, the Company:

•	A note receivable of $400,000 was exchanged for the following assets and liabilities (in addition to the cash portion of $100,000 received):

Senior secured promissory note receivable	$1,500,000
Related party note payable and related accrued interest	$(1,000,000)

•	Issued 3,207,610 shares of common stock valued at $548,394, for payment of debt in the amount of $360,200, resulting in a loss on settlement in the amount of $188,194.

•	Issued 1,175,000 shares of common stock for services rendered in the amount of $197,000.

•	Issued 2,000,000 shares of common stock for purchase of mining claim lease valued at $360,000.

Actual amounts paid for interest and income taxes are as follows for the first three months of the year:

	2011	2010

Interest	$-	$-

Income taxes	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and there were no events to disclose.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is prepared as of March 31, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

VHGI Gold.  With the completion of the National Instrument 43-101 technical report in 2010, which acknowledged the historical data on the mineralization opportunities on the Sun Gold mines, we believe the assets already acquired are viable economic prospects.  For this reason, we feel there is ample justification to move toward commercial mining, while simultaneously continuing to perform additional exploratory work for additional lease acquisitions to supplement the existing mining claim leases.  VHGI Gold is working towards initiating the first phase of the mining operational plan.  The three phases of the plan and the progress made in Phase 1 during the first quarter of 2011 are outlined below:

Phase 1

➢	Retention of industry specialists and operational personnel
o	Retained Exploratory Mining Geologist / Engineer in first quarter 2011.
➢	Sampling and geophysical work on the claims
o	Further sampling, geophysical work and mapping being planned and ongoing at this time
o
Added an additional 24 claims to the original Sun Gold claim group which now totals over 500 acres (original group was 40 acres) to allow for better resource acquisition and mapping, as well as potential further expansion in the area

➢	Preparation of capital equipment needs list
o	Partial list has been established for initial budgetary reasons and this list will continue to be altered as we move further towards the permitting process

Phase 2

➢	Completion of the operational plans with modifications from discoveries made in Phase 1
➢	Applying for and obtaining the necessary permits
➢	Start process of purchasing capital equipment

Phase 3

➢	Complete capital equipment purchases
➢	Begin production and the stock pile of ore for final processing

VHGI Energy.  VHGI Energy has recently initiated steps to leverage the Company's operating history and corporate resources within the Oil and Gas Exploration marketplace. Although oil and gas pricing has been very volatile over the past three years, energy products continue to be trading at significant premiums, as global economic events have created significant opportunities within these markets. Assets can be acquired at significant discounts, and VHGI Energy intends to pursue these opportunities through general mergers and acquisitions, lease-purchase opportunities, property acquisition joint ventures and other opportunities.

MOS.  During the past twenty-six years the basic principles that started MOS are still in practice today.  The main objective of MOS is to assist the medical practice as much possible.   In addition to providing world class healthcare software support, and a fully integrated Practice Management/EMR Software, we continue to develop and enhance the underlying computer hardware and network systems those solutions depend on.

MOS has the ability to help in all aspects of a medical practice. We can install, support and maintain the software.  We have the knowledge to configure, install and maintain all types of hardware and third party vendor software.  We have the ability to secure the practice within a well protected network.  We now offer website design as well as consulting about billing and other aspects within a medical practice.  Since 1984, MOS professionals have worked in close partnership with our customers to strategically position their information solution as an integral part of the success of the organization. We are committed to delivering the highest quality information systems and support, allowing physicians and administrators to focus on their practice and maximize operational and financial results.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. We believe the footnotes to the consolidated financial statements provide the description of the significant accounting policies necessary in fully understanding and evaluating our consolidated financial condition and results of operations.  The Company has not materially changed its significant accounting policies.

Results of Operations and Financial Condition

Three months ended March 31, 2011 compared with the three months ended March 31, 2010:

Revenues.  The Company generated revenues for the three months ended March 31, 2011 of $112,966, as compared to revenues of $145,569 for the three months ended  March 31, 2010, or a  22% decrease in revenues.  The decrease in revenues is a direct result of the impact of financial incentives for medical practices incorporating EMR systems.   Over the long term, these incentives should help generate revenue, but in the short term they have slowed the decision making process, which has had a negative impact on sales of new installations. The majority of revenue in the first quarter 2011 was generated by providing technical support of software previously installed.

Cost of Sales. Cost of sales for the three months ended March 31, 2011 were $30,635, as compared to cost of sales of $29,117 for the three months ended March 31, 2010, or a 5% increase in cost of sales.  The majority of our cost of sales is the hardware and software costs on new installations, and, with very few new installations in the first three months of 2011, there was little cost increase over this same three month period for 2010.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2011 were $265,113 as compared to G&A expenses of $432,623 for the three months ended March 31, 2010, or a 39% decrease in G&A expenses.  The decrease in expenses is primarily due to a decrease in consulting fees paid in 2011 compared to 2010, when the Company was transitioning to new industries.   In addition, there were legal fees incurred in 2010 related to the disposition of our health care related assets and the acquisition of assets for the precious metals segment and the energy segment.

Interest Income.   Interest income was $15,311 for the three months ended March 31, 2011, as compared to $19,212 for the three months ended March 31, 2010, or a decrease of 20%. The decrease is the result of the sale of the $1,500,000 note receivable with Private Access on February 1, 2010 and the loss of the accrued interest income associated with the note.

Loss on Settlement.   We had a loss on settlement for the three months ended March 31, 2011 of $40,091, as compared to $188,194 loss on settlement for the three months ended March 31, 2010, or a decrease of 79%.  The decrease is a result of the Company significantly reducing the amount of convertible debt on the balance sheet between March 31, 2010 and March 31, 2011.

Interest Expense.   Interest expense was $16,628 for the three months ended March 31, 2011, as compared to $22,907 for the three months ended March 31, 2010, or a decrease of 27%.  Interest expense decreased as a result of the sale of $1,000,000 of debt related to the Private Access note receivable on February 1, 2010, as mentioned above.

Net Loss. We had a net loss for the three months ended March 31, 2011of $224,190, as compared with a net loss of $508,060 for the three months ended March 31, 2010, or a decrease in net loss of 56%. The decrease is primarily due to the decrease in consulting fees and legal fees incurred for 2011 as the Company completed the shift in focus to new industries in 2010.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $200,000 for the three months ended March 31, 2011 and approximately $258,000 for the three months ended March 31, 2010.

We will need to raise additional capital in fiscal year 2011 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2010 included a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2011, there were no changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the first three months of 2011.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

During the first quarter of 2011, the Company issued 1,181,818 shares of common stock valued at $92,091 to an unrelated party for payment of debt and accrued interest in the amount of $52,000 and, as a result, a loss on settlement was recognized in the amount of $40,091.

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

None.

Item 4.  Removed and Reserved

Item 5. Other Information

None .

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

Date: May 9, 2011	VHGI HOLDINGS, INC. By /s/ Douglas P. Martin Douglas P. Martin, Chief Executive Officer