Form 10-Q
period 2011-06-30
VHGI HOLDINGS, INC.
filed 2011-08-15
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001 par value common stock as of June 30, 2011:  85,958,536.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited)	3
and December 31, 2010 (audited)

Unaudited Condensed Consolidated Statements of Operations	4
for the three and six months ended June 30, 2011and 2010

Unaudited Condensed Consolidated Statements of Cash Flows	5
for the six months ended June 30, 2011and 2010

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	15

Item 4: Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	16

Item 1A: Risk Factors	16

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3: Defaults upon Senior Securities	16

Item 4: Removed and reserved	16

Item 5: Other Information	16

Item 6: Exhibits	17

Signatures	17

PART I – FINANCIAL INFORMATION

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$8,621	$-
Accounts Receivable, net	80,302	55,998
Notes Receivable - Related Parties	583,042	583,398
Interest Receivable - Related Parties	59,428	62,994
Total Current Assets	731,393	702,390

OTHER ASSETS:
Mining Lease Rights	1,529,536	1,525,000
Interest Receivable	151,868	151,868
Deposits	10,000	11,500
Deferred Charges	4,245	-
Goodwill	1,228,856	1,228,856
TOTAL ASSETS	$3,655,898	$3,619,614

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$-	$45,654
Accounts Payable	527,783	460,170
Accrued Payroll and Payroll Taxes	22,996	33,252
Other Accrued Liabilities	2,275	1,639
Dividends Payable	33,750	33,750
Notes Payable, net of discount	66,967	110,721
Notes Payable - Related Parties	819,414	534,375
Accrued Interest	13,215	12,980
Accrued Interest - Related Parties	356,808	324,308
Total Current Liabilities	1,843,208	1,556,849

TOTAL LIABILITIES	1,843,208	1,556,849

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of June 30, 2011 and December 31, 2010	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 85,958,536 and 84,776,718 issued and outstanding as of June 30, 2011 and December 31, 2010	85,959	84,777
Additional Paid-in Capital	8,471,759	8,307,874
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(6,655,194)	(6,240,052)
TOTAL STOCKHOLDERS' EQUITY	1,812,690	2,062,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,655,898	$3,619,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total Revenue	$187,727	$193,609	$300,692	$339,178

Cost of Sales	(49,797)	(56,878)	(80,431)	(85,995)

Gross Profit	137,930	136,731	220,261	253,183

OPERATING EXPENSES:
Selling, General and Administrative	(305,393)	(645,040)	(567,885)	(1,077,663)

LOSS FROM CONTINUING OPERATIONS	(167,463)	(508,309)	(347,624)	(824,480)

OTHER INCOME (EXPENSES):
Interest Income	15,494	9,190	30,805	28,403
Loss on Settlement	-	(101,053)	(40,091)	(312,823)
Gain on Disposition	-	-	-	23,576
Interest Expense	(38,983)	(36,098)	(58,232)	(59,006)
Other Income (Expenses)	(23,489)	(127,961)	(67,518)	(319,850)

NET LOSS BEFORE TAXES	(190,952)	(636,270)	(415,142)	(1,144,330)
Current Tax Expense	-	-	-	-
Deferred Tax Expense	-	-	-	-
NET LOSS	$(190,952)	$(636,270)	$(415,142)	$(1,144,330)

Basic gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares	85,958,536	66,035,437	85,539,149	63,331,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(415,142)	$(1,144,330)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	3,446	35,963
Amortization of deferred financing costs	16,777	-
Non-cash expenses	56,831	13,000
Loss on debt settlement	40,091	307,822
Gain on disposal of subsidiary	-	(23,576)
Stock issued for services	-	481,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(24,304)	(9,927)
(Increase) decrease in other assets	2,755	(20,000)
(Increase) decrease in interest receivable - related parties	(30,745)	4,599
(Increase) decrease in interest receivable	-	(11,625)
Increase (decrease) in accounts payable	67,613	123,745
Increase (decrease) in accrued payroll and payroll taxes	(10,256)	(31,503)
Increase (decrease) in other accrued liabilites	636	(1,645)
Increase (decrease) in accrued interest	2,234	192,700
Increase (decrease) in accrued interest - related parties	35,775	(191,367)
Net cash provided (used) by operating activities	(254,289)	(275,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits received	-	100,000
Purchase of note receivable-related parties	(547,900)	-
Payments on note receivable-related parties	488,250	-
Purchase of mining lease rights	(4,536)	(312,500)
Proceeds from sale of note receivable	-	100,000
Net cash provided (used) in investing activities	(64,186)	(112,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	(45,654)	-
Proceeds from notes payable	87,000	389,000
Payments on notes payable	(40,000)	(55,000)
Proceeds from notes payable - related parties	342,150	597,955
Payments on notes payable - related parties	(16,400)	(587,825)
Proceeds from debentures	-	21,749
Net cash provided by financing activities	327,096	365,879

NET INCREASE (DECREASE) IN CASH	8,621	(21,765)

Cash, beginning of period	-	26,343
Cash, end of period	$8,621	$4,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of June 30, 2011 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and June 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009, included in the Company’s Annual Report on Form 10-K.  The audited consolidated balance sheet as of December 31, 2010 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  Medical Office Software, Inc. (“MOS”), a Florida corporation, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company,  VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company, and VHGI Coal Inc, (“VHGI Coal”), a Delaware corporation.   MOS has not been included for the period August 1, 2010 thru September 30, 2010 due to the failed sale of certain assets and liabilities of MOS on September 30, 2010 (see Note 5 – “Asset Dispositions”). All intercompany accounts and transactions have been eliminated.

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

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.  The balance of the mining lease rights as of June 30, 2011, including these additions, is $1,529,536.

NOTE 4 –ASSET ACQUISITIONS

On June 15, 2010, the Company entered into a letter of intent to purchase for $514,000 certain oil and gas leases on 1,280 contiguous acres located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas and the Company made a deposit payment of $10,000 to the seller.

On March 31, 2010, the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that they needed a higher bid and the Company decided not to bid for the assets, therefore the deposit of $250,000 was returned to the Company.

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with the sole shareholder of Lily Group Inc. (“Lily”) to purchase all of the stock of Lily, which currently owns a coal mining operation in Indiana.  Though the terms of the Letter of Intent are non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily

Note”). The Lily Note has a one-year term and accrues interests at a rate of 10% per annum. In addition, if the closing of the Lily transaction does not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note shall automatically convert into 2.5% of the fully diluted capital stock of Lily.  The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011. The Letter of Intent expires on September 1, 2012. There can be no assurances as to (a) whether or not the transactions contemplated by the Letter of Intent will be consummated, or, if consummated, what the definitive terms of such transactions will be. But if such a transaction is consummated, the Company will be engaged through its ownership of Lily in the coal mining business.

NOTE 5 – ASSET DISPOSITIONS

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”) -- the following:

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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale of eHealth resulted in a gain on disposition of $23,576.  The balance of the WMT Note, including interest, has been paid in full as of June 30, 2011.

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

NOTE 6 - NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of June 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $500,000 line of credit due on demand with interest rate of 10% per annum. Accrued interest at June 30, 2011 is $29,386. Line available as of June 30, 2011 is $178,058.	$ 320,942

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at rate of 10% per annum and is due on demand. Accrued interest at June 30, 2011 is $21,854.	75,000

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note at 10% interest per annum and is due on demand. Accrued interest at June 30, 2011 is $8,188.	187,100

TOTAL			$ 583,042

Notes Receivable

As mentioned in Note 5 – “Asset Dispositions,” the Private Access Note in the amount of $1,500,000 was sold on February 1, 2010 and the accrued interest earned prior to that date was $151,868.  The balance of accrued interest prior to the sale was not purchased by WMT and this amount has been recorded as a long term asset as of June 30, 2011.  The Private Access Note interest rate is 9% per annum and the maturity date is July 31, 2013.

NOTE 7- NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's Chairman, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of June 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal amount

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.
Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum.  Accrued interest at June 30, 2011 is $255,652.  Aggregate amount of line available at June 30, 2011 is $1,582,525.
			$ 417,475

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900

Wound Management Technologies, Inc.	Scott Haire is an officer and director of both WMT and VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date. Accrued interest at June 30, 2011 is $3,682.	145,664

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date. Accrued interest at June 30, 2011 is $94,366.	142,600

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured, two separate $500,000 lines of credit, no maturity date with an interest rate of 10% per annum. Accrued interest at June 30, 2011 is $3,108. Aggregate amount of line available at June 30, 2011 is $908,225.	91,775

Total			$819,414

Convertible Notes Payable

On April 4, 2011 and May 27, 2011, the Company executed convertible promissory notes with the same terms to the same unrelated party in the amounts of $50,000 and $30,000, respectively.  The principal and accrued interest on each note, at 8% per annum, is due nine months from date of execution.

In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  A discount in the amount of $66,476 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the notes.  The remaining unamortized balance as of June 30, 2011 is $49,699.

During late 2009 and 2010, the Company executed a total of $205,000 in convertible promissory notes with the same lender and with similar terms.  During the first quarter of 2011, $50,000 of the debt and $2,000 of the accrued interest owed to this lender was converted to 1,181,818 shares of the Company’s common stock and a loss on settlement was recognized of $40,091 related to this debt conversion.   For the year ended December 31, 2010, $130,000 of the debt was converted to 2,255,041 shares of the Company’s common stock and a loss on settlement was recognized of $98,955 related to the debt conversion.

The applicable discount recorded upon execution of the prior year notes is amortized over the note term using the effective interest method.  The unamortized discount balance at June 30, 2011 is $832.  The total balance owed to this lender at June 30, 2011 is $54,468, net of the discount, and the amount of accrued interest is $2,313, as of this same date.

Notes Payable

On June 8, 2010, the Company executed a promissory note as part of the purchase of the mining lease rights from Western Sierra (see Note 3 – “Mining Lease Rights”).  The principal balance of the promissory note was $240,000 when issued and interest accrued on the principal at 6% per annum up to the due date.   Subsequent to the due date, interest accrued on the principal balance at 10% per annum.  On October 22, 2010, this promissory note was paid in full.  On September 8, 2010, per the terms of the Mining Agreement (see Note 3 – “Mining Lease Rights”), an additional promissory note was issued to Western Sierra by the Company in the principal amount of $240,000 at an interest rate of 10% per annum.  Total accrued interest as of June 30, 2011 on both promissory notes is $10,902.  The principal balance due to this lender was paid as of March 31, 2011.

On June 30, 2011, the Company executed a promissory note to Samax Family Limited Partnership in the amount of $12,500 at 10% interest.  The Company granted 25,000 shares of common stock to be issued in July 2011. The note is due September 30, 2011.

Debentures

On December 17, 2008, the Company issued convertible debentures which were all converted into shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance as of December 31, 2010.

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares as Class B Voting Preferred Stock, and at June 30, 2011 and December 31, 2010 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at June 30, 2011 and December 31, 2010.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At June 30, 2011, there were 85,958,536 shares issued and outstanding.  At December 31, 2010, there were 84,776,718 shares issued and outstanding.

During the first quarter of 2011, the Company issued 1,181,818 shares of common stock to an unrelated party for payment of debt and accrued interest in the amount of $52,000 and, as a result, a loss on settlement was recognized in the amount of $40,091.

There were no stock issuances for the second quarter of 2011.

NOTE 9 - RELATED PARTY TRANSACTIONS

The office space occupied by MOS in Fort Lauderdale is leased by HEB and the office space is shared with HEB and a subsidiary of WMT.  The corporate office of the Company is located in Fort Worth, Texas, which space is also leased by HEB.  The Company shares space with the WMT corporate office and other HEB affiliated companies.  The Company reimbursed HEB $9,473 for the cost of both office spaces for the six month period ended June 30, 2011, except for the Fort Lauderdale rent for first quarter 2011, which was recorded as a capital contribution.

In addition, employees of HEB provide accounting and administrative services to the Company and HEB is reimbursed for the cost of those services.  A percentage of the salary paid to four full-time employees of HEB is allocated to the Company and the value of services received in the first six months of 2011 was $36,125.   In addition, the health benefits provided to Company employees is paid by HEB and the actual cost incurred by HEB is reimbursed by the Company.  The amount of the health benefits provided and reimbursed for the first six months in 2011 was $7,550.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2011, the Company:

•	Issued 1,181,818 shares of common stock valued at $92,091 for payment of debt and accrued interest in the amount of $52,000, resulting in a loss on settlement in the amount of $40,091.

•	Recorded a capital contribution in the amount of $6,500 for rent.

During the six months ended June 30, 2010, the Company:

•	Exchanged a note receivable of $400,000 for the following assets and liabilities (in addition to the cash portion of $100,000 received):

Senior secured promissory note receivable	$1,500,000
Related party note payable and related accrued interest	$(1,000,000)

•	Issued 4,714,861 shares of common stock valued at $706,066, for payment of debt in the amount of $520,765 resulting in a loss on settlement in the amount of $185,301.

•
Issued 4,232,154 shares of common stock valued at $424,815, for conversion of debentures in the amount of  $325,870, resulting in a loss on settlement in the amount of $98,946, which is net of the reversal of accrued interest expense.

•	Issued 3,425,000 shares of common stock for services rendered in the amount of $481,000.

•	Issued 7,000,000 shares of common stock for purchase of mining claim lease valued at $910,000.

•	Recorded a capital contribution in the amount of $13,000 for rent.

Actual amounts paid for interest and income taxes are as follows for the first six months of the year:

	2011	2010

Interest	$-	$-

Income taxes	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose.

The Company formed VHGI Coal, Inc, a Delaware Corporation on June 30, 2011, with a start-up date of July 1, 2011. Payments of $500,000 were made to Lily Co after June 30, 2011 as stated in Asset Acquisitions.

The Company issue notes in the total amount of $749,500. After June 30, 2011.

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

The following discussion and analysis of our financial condition is prepared as of June 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

VHGI Coal.  The Company formed VHGI Coal, Inc., a Delaware corporation (“VHGI Coal”), on June 27, 2011. Through VHGI Coal, as described below under Part II—Item 5–Other Information, the Company entered into the Letter of Intent for the acquisition of Lily, through which it intends to operate certain coal mining properties in Indiana.

VHGI Gold.  With the completion of the National Instrument 43-101 technical report in 2010, which acknowledged the historical data on the mineralization opportunities on the Sun Gold mines, we believe the assets already acquired are viable economic prospects.  For this reason, we feel there is ample justification to move toward commercial mining, while simultaneously continuing to perform additional exploratory work for lease acquisitions to supplement the existing mining claim leases.

During the second quarter of 2011, we are working towards initiating the first phase of the mining operational plan, which includes the sampling and geophysical work on the claims.  In addition, we are pursuing additional sources of capital to allow us to move into the next phase of permitting and purchasing the necessary capital equipment.

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

MOS.  During the past twenty-six years the basic principles that started MOS are still in practice today.  The main objective of MOS is to assist the medical practice as much as possible.   In addition to providing world class healthcare software support, and a fully integrated Practice Management/EMR Software, we continue to develop and enhance the underlying computer hardware and network systems those solutions depend on.

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

Results of Operations and Financial Condition

Three months ended June 30, 2011 compared with the three months ended June 30, 2010:

Revenues.  The Company generated revenues for the three months ended June 30, 2011 of $187,727, as compared to revenues of $193,609 for the three months ended  June 30, 2010, or a  3% decrease in revenues.   Our revenues continue to be impacted by the financial incentives from the government for medical practices incorporating EMR systems.   Over the long term, these incentives should help generate revenue, but in the short term they have slowed the decision making process, which has had a negative impact on sales of new installations.

Cost of Sales. Cost of sales for the three months ended June 30, 2011 were $49,797, as compared to cost of sales of $56,878 for the three months ended June 30, 2010, or a 12% decrease in cost of sales.  The majority of our cost of sales is the hardware and software costs on new installations, and with fewer new installations, our cost of sales have declined this period and last period compared to 2010.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three months ended June 30, 2011 were $305,393, as compared to G&A expenses of $645,040 for the three months ended June 30, 2010, or a 53% decrease in G&A expenses.  The decrease in expenses is primarily due to a decrease in consulting fees paid in 2011 compared to 2010, when the Company used outside consultants to help in the transition to new industries.   In addition, there were legal fees incurred in 2010 related to the disposition of our health care related assets and the acquisition of assets for the precious metals segment and the energy segment.

Interest Income.   Interest income was $15,494 for the three months ended June 30, 2011, as compared to $9,190 for the three months ended June 30, 2010, or an increase of 69%. The increase is the result of the purchase of note receivable investments in the second quarter of 2011, which we did not have on our balance sheet in the second quarter of 2010.

Loss on Settlement.   We did not incur a loss on settlement for the three months ended June 30, 2011, as compared to a $101,053 loss on settlement incurred for the three months ended June 30, 2010, or a decrease of 100%.  The decrease is a result of the Company significantly reducing the amount of convertible debt on the balance sheet between June 30, 2010 and June 30, 2011.

Interest Expense.   Interest expense was $38,983 for the three months ended June 30, 2011, as compared to $36,098 for the three months ended June 30, 2010, or an increase of 8%.  The increase in interest expense is primarily due to the increase in the company’s debt.

Net Loss. We had a net loss for the three months ended June 30, 2011of $190,952, as compared with a net loss of $636,270 for the three months ended June 30, 2010, or a decrease in net loss of 70%. The decrease is primarily due to the decrease in consulting fees and legal fees incurred for 2011 as the Company completed the shift in focus to new industries in 2010.

All material changes in financial condition and results of operations for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 are identified in the above analysis for the three month periods ended June 30, 2011 and 2010.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $372,800 for the six months ended June 30, 2011 and approximately $365,900 for the six months ended June 30, 2010.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2011, there were no changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the first six months of 2011.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

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

Item 3. Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5. Other Information

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with the sole shareholder of Lily Group Inc. (“Lily”) to purchase all of the stock of Lily, which currently owns a coal mining operation in Indiana.  Though the terms of the Letter of Intent are non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily Note”). The Lily Note has a one-year term and accrues interests at a rate of 10% per annum. In addition, if the closing of the Lily transaction does not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note shall automatically convert into 2.5% of the fully diluted capital stock of Lily.  The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011. The Letter of Intent expires on September 1, 2012.

Item 6. Exhibits

The following documents are filed as part of this Report:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1
Certificate of Ownership Merging VHGI Holdings, Inc. into VirtualHealth Technologies, Inc., effective March 23, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2010)

3(i)*	Amended and Restated Certificate of Incorporation, dated August 24, 2006.
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1*	Convertible Promissory Note, dated June 28, 2011, made in favor of the Company by Lily Group Inc.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	VHGI HOLDINGS, INC. By /s/ Douglas P. Martin Douglas P. Martin, Chief Executive Officer