Form 10-Q/A
period 2011-06-30
VHGI HOLDINGS, INC.
filed 2011-09-13
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The purpose of this Amendment No. 1 to VHGI Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1
Certificate of Ownership Merging VHGI Holdings, Inc. into VirtualHealth Technologies, Inc., effective March 23, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2010)

3(i)	Amended and Restated Certificate of Incorporation, dated August 24, 2006. (incorporated by reference to Exhibit 3(i) of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1
Convertible Promissory Note, dated June 28, 2011, made in favor of the Company by Lily Group Inc. (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).
32.1
Certification pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2011	VHGI HOLDINGS, INC. By /s/ Douglas P. Martin Douglas P. Martin, Chief Executive Officer