Form 10-Q
period 2011-09-30
VHGI HOLDINGS, INC.
filed 2011-11-14
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares issued and outstanding of the registrant’s $.001 par value common stock as of September 30, 2011:  88,919,076.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited)	3
and December 31, 2010 (audited)

Unaudited Condensed Consolidated Statements of Operations	4
for the three and nine months ended September 30, 2011and 2010

Unaudited Condensed Consolidated Statements of Cash Flows	5
for the nine months ended September 30, 2011and 2010

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	14
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	17

Item 4: Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	18

Item 1A: Risk Factors	18

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3: Defaults upon Senior Securities	19

Item 4: Removed and reserved	19

Item 5: Other Information	19

Item 6: Exhibits	19

Signatures	20

PART I – FINANCIAL INFORMATION

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$17,739	$-
Accounts Receivable, net	59,546	55,998
Notes Receivable - Related Parties	499,536	583,398
Interest Receivable - Related Parties	75,797	62,994
Notes Receivable	1,625,000	-
Interest Receivable	171,526	151,868
Total Current Assets	2,449,144	854,258

OTHER ASSETS:
Mining Lease Rights	1,529,536	1,525,000
Deposits	-	11,500
Deferred Charges	9,620	-
Goodwill	1,228,856	1,228,856
TOTAL ASSETS	$5,217,156	$3,619,614

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$-	$45,654
Accounts Payable	528,368	460,170
Accrued Payroll and Payroll Taxes	13,919	33,252
Other Accrued Liabilities	1,886	1,639
Dividends Payable	33,750	33,750
Notes Payable, net of discount	743,462	110,721
Notes Payable - Related Parties	1,821,064	534,375
Accrued Interest	19,049	12,980
Accrued Interest - Related Parties	384,240	324,308
Stock Subscription Payable	6,240	-
Total Current Liabilities	3,551,978	1,556,849

TOTAL LIABILITIES	3,551,978	1,556,849

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of September 30, 2011 and December 31, 2010	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 88,919,076 and 84,776,718 issued and outstanding as of September 30, 2011 and December 31, 2010	88,919	84,777
Additional Paid-in Capital	8,972,122	8,307,874
Stock Subscription Receivable	(89,904)	(89,904)
Retained Deficit	(7,306,029)	(6,240,052)
TOTAL STOCKHOLDERS' EQUITY	1,665,178	2,062,765

TOTAL LIABILITIES AND STOCKHOLDERS'	$5,217,156	$3,619,614
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Total Revenue	$170,604	$40,592	$471,296	$379,770

Cost of Sales	(57,646)	(4,585)	(138,078)	(90,580)

Gross Profit	112,958	36,007	333,218	289,190

OPERATING EXPENSES:
Selling, General and Administrative	(363,646)	(316,713)	(931,440)	(1,394,375)

LOSS FROM CONTINUING OPERATIONS	(250,688)	(280,706)	(598,222)	(1,105,185)

OTHER INCOME (EXPENSES):
Interest Income	36,057	19,376	66,772	47,780
Loss on Settlement	(15,441)	(44,142)	(55,531)	(356,964)
Gain on Disposition	-	378,323	-	401,899
Debt Related Expense	(386,498)	(82,500)	(406,719)	(82,500)
Interest Expense	(34,266)	(82,445)	(72,277)	(141,452)
Other Income (Expenses)	(400,148)	188,612	(467,755)	(131,237)

NET LOSS BEFORE TAXES	(650,836)	(92,094)	(1,065,977)	(1,236,422)
Current Tax Expense	-	-	-	-
Deferred Tax Expense	-	-	-	-
NET LOSS	$(650,836)	$(92,094)	$(1,065,977)	$(1,236,422)

Basic gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares	87,770,134	78,421,358	86,290,983	68,416,538

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,065,977)	$(1,236,422)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	910
Amortization of deferred financing costs	219,189	41,719
Gain on failed sale of MOS assets	-	(378,323)
Non-cash expenses	103,237	15,168
Loss on convertible debentures	-	98,945
Loss on debt settlement	55,531	253,019
Gain on disposal of subsidiary	-	(23,576)
Stock issued for debt related costs	164,490	82,500
Stock issued for interest and extensions	23,040	62,800
Stock issued for employee compensation	17,000	-
Stock issued for services	-	637,312
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,547)	31,133
(Increase) decrease in prepaids and other assets	11,500	-
(Increase) decrease in interest receivable - related parties	(47,114)	(35,973)
(Increase) decrease in interest receivable	(19,658)	(11,625)
Increase (decrease) in accounts payable	68,198	138,058
Increase (decrease) in accrued payroll and payroll taxes	(19,333)	(14,733)
Increase (decrease) in other accrued liabilites	247	(2,247)
Increase (decrease) in accrued interest	9,069	30,767
Increase (decrease) in accrued interest - related parties	63,207	4,771
Net cash provided (used) by operating activities	(420,921)	(305,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from failed sale of MOS assets	-	400,000
Expenses on failed sale of MOS assets	-	(21,677)
Purchase of notes receivable-related parties	(1,117,400)	(343,730)
Proceeds from notes receivable-related parties	1,244,850
Purchase of notes receivable	(1,625,000)
Proceeds from notes receivable	-	100,000
Deposit on oil and gas leases	-	(10,000)
Purchase of mining lease rights	(4,536)	(72,500)
Net cash provided (used) in investing activities	(1,502,086)	52,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	(45,654)	-
Proceeds from notes payable	874,000	294,000
Payments on notes payable	(190,000)	(288,000)
Proceeds from notes payable - related parties	1,441,300	727,330
Payments on notes payable - related parties	(138,900)	(682,700)
Proceeds from sale of stock	-	165,000
Proceeds from debentures	-	21,749
Net cash provided by financing activities	1,940,746	237,379

NET INCREASE (DECREASE) IN CASH	17,739	(16,325)

Cash, beginning of period	-	26,343
Cash, end of period	$17,739	$10,018

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Sale of note receivable (and associated debt) for note	$-	$400,000
Common Stock issued in payment of debt	$-	$398,319
Common Stock issued for mining lease rights	$-	$910,000
Purchase of mining lease rights with debt	$-	$480,000
Debentures converted to common stock	$-	$297,111

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2011 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2010 and 2009, included in the Company’s Annual Report on Form 10-K.  The audited consolidated balance sheet as of December 31, 2010 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  Medical Office Software, Inc. (“MOS”), a Florida corporation, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company, and VHGI Coal, Inc. (“VHGI Coal”), a Delaware corporation.   MOS has not been included for the period August 1, 2010 thru September 30, 2010 due to the failed sale of certain assets and liabilities of MOS on September 30, 2010 (see Note 5 – “Asset Dispositions”). All intercompany accounts and transactions have been eliminated.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock. Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes using the effective interest method.

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

NOTE 3 – MINING LEASE RIGHTS

In November 2009, the Company entered into an agreement to assume the lease purchase option of the Treasure Gulch Gold Mine (“Gulch Mine”) lease rights situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  The assumption of the Gulch Mine lease rights has been recorded at a total of $435,000, which consists of $50,000 for the initial lease assumption, $25,000 to extend the lease through February 15, 2013 and $360,000 for the issuance of 2,000,000 shares of the Company’s common stock to the assignor of the mining lease rights in first quarter of 2010.

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

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.  The balance of the mining lease rights as of September 30, 2011, including these additions, is $1,529,536.

NOTE 4 – ASSET ACQUISITIONS

On June 15, 2010, the Company entered into a letter of intent to purchase for $514,000 certain oil and gas leases on 1,280 contiguous acres located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas and the Company made a non-refundable deposit payment of $10,000 to the seller.  In the third quarter of 2010 the Company decided not to pursue the purchase.

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

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with the sole shareholder of Lily Group Inc. (“Lily”) to purchase all of the stock of Lily, which currently owns a coal mining operation in Indiana.  Though the terms of the Letter of Intent are non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily Note”). The Lily Note has a one-year term and accrues interests at a rate of 10% per annum. In addition, if the closing of the Lily transaction does not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note shall automatically convert into 2.5% of the fully diluted capital stock of Lily.  The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011.  On August 31, 2011 the Company and Lily entered into an agreement to extend the Letter of Intent expiration date from September 1, 2011 to September 30, 2011.  This letter of intent was replaced on October 2, 2011 by a second letter of intent.

In relation to the May 27, 2011 Letter of intent, the Company executed an additional five convertible notes receivable with Lily in the third quarter of 2011 in the total amount of $1,125,000.  The notes mature one year from the date of execution and accrue interest at 10% per annum. In the event of default, the interest rate will increase to 12% per annum. If the closing of the Lily transaction does not occur on or before September 30, 2012, all outstanding principal and accrued but unpaid interest under these Lily notes shall automatically convert into a total of 5.63% of the fully diluted capital stock of Lily.  As of September 30, 2011 the balance of accrued interest receivable on these notes is $7,055.

On August 15, 2011the Company (VHGI Energy) entered into an agreement with Outdoor Resources of Crossville, Tennessee to drill an initial oil well within 120 days.   The well is to be located in the "Upper Cumberland Region" of north central Tennessee (Morgan, Fentress and/or Scott Counties).  The plan is for a shallow drilling program with a target of the Monteagle formation (750'); traditionally Tennessee's top gas and oil producing formation.  The Monteagle is the most wide spread oil and gas producing formation in the Cumberland Plateau. This is a single well "Turnkey" drilling agreement allowing VHGI Energy, LLC a 65% "Over Riding Royalty" while Outdoor Resources, Inc. and the land owners will hold the remaining interest.   Outdoor Resources, Inc. will hold 100% of the "Working Interest".  VHGI Energy, LLC has retained the right to acquire up to an additional four (4) wells upon completion of this initial effort.  The "Turnkey" drilling costs are to be $150,000 per well.  There can be no assurances as to whether or not the transactions within this agreement shall come to fruition.   But if such a transaction is completed, the Company will be engaged through Outdoor Resources as the licensed operating company (in Tennessee to drill and operate oil and natural gas wells) in the oil and natural gas business in the State of Tennessee.

On October 2, 2011, the Company entered into a second letter of intent (the “Second Letter of Intent”) with Lily reiterating the Company’s plans to purchase all of the stock of Lily.  The second Letter of Intent, which terminates on November 15, 2011, requires the Company to provide Lily with a line of credit for working capital.  The loan will be for one year and will accrue interest at 12% per annum.  If for any reason the transaction does not close, the loan will be converted into 7.5% non-diluted equity in Lily.  As of the date of this filing, the Company has established a $1,500,000 line of credit and has made payments to Lily in the amount of $955,000. There can be no assurances as to whether or not the transactions contemplated by the Letter of Intent will be consummated, or, if consummated, what the definitive terms of such transactions will be. But if such a transaction is consummated, the Company will be engaged through its ownership of Lily in the coal mining business.

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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale of eHealth resulted in a gain on disposition of $23,576.  The balance of the WMT Note, including interest, has been paid in full as of September 30, 2011.

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

By letter dated September 30, 2010, the Company informed the Purchaser that the Final Payment had not been received, and that if the Final Payment was not received by the Company on or before October 4, 2010, it would constitute an uncured default under the terms of the MOS Note.  As of October 5, 2010, the Final Payment had not been received and, effective October 5, 2010, the Company has (i) taken all ownership and title to the Assets per the terms of the MOS Note, (ii) retained the $300,000 cash received and the $100,000 Initial Payment and (iii) reserved the right to exercise any and all of its other rights and remedies under the MOS Note. The total proceeds received of $400,000, less expenses associated with the sale which were not reimbursed by the Purchaser in the amount of $19,336, have been recorded as a gain on disposition in the amount of $380,664 as of December 31, 2010.  The Company has recorded a bad debt allowance for the $900,000 balance due on the MOS note.

NOTE 6 - NOTES RECEIVABLE

Notes Receivable – Related Parties

The following is a summary of amounts due from related parties, including accrued interest separately recorded, as of September 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $500,000 line of credit due on demand with interest rate of 10% per annum. Line available as of September 30, 2011 is $75,464.	$424,536	$40,634

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at rate of 10% per annum and is due on demand.	75,000	23,771

MAH Holding, LLC	MAH Holding, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum and is due on demand.	-	11,392
TOTAL			$499,536	$75,797

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of September 30, 2011:

Notes Receivable	Terms of Agreement	Principal	Interest

Private Access Note	The Company sold the 1,500,000 note receivable to WMT in the asset disposition described in Note 5 “Asset Dispositions”	$ -	$ 151,868

2nd Q Lily Note, convertible	One year note with interest accrued at 10% per annum, convertible into 2.5% of fully diluted capital stock of Lily if acquisition described in Note 4 “Asset Acquisitions” does not occur by June 28, 2012.	500,000	12,603

3rd Q Lily Notes, convertible	One year notes with interest accrued at 10% per annum, convertible into 5.63% of fully diluted capital stock of Lily if acquisition described in Note 4 “Asset Acquisitions” does not occur by September 30, 2012.	1,125,000	7,055
Total		$1,625,000	$ 171,526

NOTE 7- NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's Chairman, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of September 30, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Aggregate amount of line available at September 30, 2011 is $1,582,525.	$ 417,475	$ 266,175

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	-

Wound Management Technologies, Inc.	Scott Haire is an officer and director of both WMT and VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date.	45,664	4,418

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	142,600	98,006

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured, three separate $500,000 lines of credit, no maturity date with an interest rate of 10% per annum. Aggregate amount of line available at September 30, 2011 is $306,575.	1,193,425	15,641
Total			$1,821,064	$384,240

Notes Payable

The following is a summary of amounts due to unrelated parties, including terms of the debt, and the interest accrued as of September 30, 2011:

Notes Payable	Terms of Agreement	Principal	Discount	Interest

8% Notes, Convertible
Four convertible notes payable with principal and accrued
interest at 8% per annum due nine months from date of
execution.  The maturity dates range from January 6, 2012
to June 12, 2012. Notes are convertible into common stock
at a 45% discount on the market price.
		$ 150,000	$ 27,679	$ 3,413

12% Notes, Convertible	Two convertible notes payable with principal and accrued interest, at 12% per annum, due July 19, 2012. Notes are convertible into common stock at a 50% discount on the market price.	200,000	160,109	4,734

Western Sierra Notes	Two notes payable issued in relation to the Mining Agreement with Western Sierra Mining Corporation discussed in Note 3.	-	-	10,902

July 1 Notes	Two notes payable due September 1, 2011. Initially, a total of 625,000 shares of common stock were issued to the lenders in lieu of interest. The maturity dates were later extended to December 31, 2011 in exchange for 256,000 shares of common stock issued as extension fees.	100,000	-	-

July Senior Notes	Six senior promissory notes payable with two to three month terms, with maturity dates ranging from September 2, 2011 to December 31, 2011. Proceeds are to be used to consummate the transaction described in the May 27 letter of intent with Lily Group, Inc. (see note 4). $81,250 of the balance is currently in default.	481,250	-	-
Total		$ 931,250	$187,788	$19,049

Debentures

On December 17, 2008, the Company issued convertible debentures which were all converted into shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance as of December 31, 2010.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares as Class B Voting Preferred Stock, and at September 30, 2011 and December 31, 2010 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at September 30, 2011 and December 31, 2010.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At September 30, 2011, there were 88,919,076 shares issued and outstanding.  At December 31, 2010, there were 84,776,718 shares issued and outstanding.

During the first quarter of 2011, the Company issued 1,181,818 shares of common stock valued at $92,090 to an unrelated party for payment of debt and accrued interest in the amount of $52,000 and, as a result, a loss on settlement was recognized in the amount of $40,090.

There were no stock issuances for the second quarter of 2011.

During the third quarter of 2011, the Company issued 629,540 shares of common stock valued at $46,131 to an unrelated party for payment of debt and accrued interest in the amount of $26,000 and, as a result, a loss on settlement was recognized in the amount of $20,131.  The Company issued 1,875,000 shares of common stock valued at $150,000 to unrelated parties for loan origination fees valued at $158,250 based on the market value of the common stock on the date of the agreements.  At the time the stock was issued the fair market value of the Company’s stock had decreased, resulting in a gain on settlement of $8,250.  The Company also recorded loan origination fees in the amount of $6,240, the fair market value of 80,000 shares of common stock that were not issued until October 2011. The Company also issued 200,000 shares of common stock valued at $17,000 to an employee as part of an employment agreement and recorded a loss on settlement of $1,000.    The Company also issued 256,000 common shares valued at $25,600 to unrelated parties for extension fees valued at $23,040 and recorded a loss on settlement in the amount of $2,560.

Warrants

In July 2011, the Company issued 1,250,000 three-year warrants to purchase shares of common stock at an exercise price of $.08.  The fair market value of the warrants, calculated using the Black Scholes model, was recorded at $71,869.  As of September 30, 2011 all 1,250,000 warrants remain outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s corporate office is located in Fort Worth, Texas, in a space leased by HEB, LLC.  The Company shares the space with the WMT corporate office and other HEB affiliated companies.  The Fort Lauderdale office occupied by MOS is also leased by HEB and shared with a subsidiary of WMT.  The Company reimburses HEB for the cost of both office spaces.

The Company also reimburses HEB for the cost of accounting and administrative services provided to the Company by employees of HEB. Additionally, the Company pays HEB for the actual costs of health benefits provided to Company employees through HEB.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose.

In October of 2011, the Company issued 80,000 shares of common stock to an unrelated party for $6,240 of loan origination fees incurred in the third quarter.  The Company also issued 582,472 shares of common stock to an unrelated party for payment of 8% convertible debt in the amount of $28,000.

In October of 2011, the Company executed an 8% convertible note payable with an unrelated party in the amount of $30,000.  The note is due nine months from the date of execution.

In October of 2011, the Company executed notes payable in the amount of $350,000 with unrelated parties.  In consideration for the notes payable the Company agreed to issue 1,700,000 shares of common stock and $32,000 of bonus payment to the lenders.  The Company also issued 400,000 warrants to the lenders with an exercise price of $.15 per share.  The warrants expire December 31, 2016. The notes mature between December 12 and December 24, 2011.

In October of 2011, the Company paid $20,000 of the principal due on the July 1, 2011 notes payable to an unrelated party.

On October 2, 2011, the Company extended a $1,500,000 line of credit to Lily group according to the terms of the Second Letter of Intent (see Note 4 “Asset Acquisitions).  The line of credit accrues interest at 12% per annum.  As of the date of this filing the Company has funded the line of credit in the amount of $955,000.

On October 25, 2011 the Company made an initial payment of $25,000 to Outdoor Resources, Inc. related to the “Turnkey” drilling agreement (see Note 4 “Asset Acquisitions”).

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

The following discussion and analysis of our financial condition is prepared as of September 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Business Overview

VHGI Coal.  The Company formed VHGI Coal, Inc., a Delaware corporation (“VHGI Coal”), on June 27, 2011. Through VHGI Coal, as described in Note 4 “Asset Acquisitions”, the Company entered into the Letter of Intent for the acquisition of Lily Group Inc. (“Lily”), through which it intends to operate certain coal mining properties in Indiana.

VHGI Coal, Inc. is currently soliciting funding for the purpose of completing the acquisition, development and operation of an underground coal mine, which is located on a property owned by Lily. The property, known as Landree Mine, is located in Greene County, Indiana in Wright Township.  Lily has acquired all of the necessary permits to operate a small surface and underground mine. It has verified reserves of 21 million saleable tons and is in the process of optioning an additional 75 million tons. This process began in 2007, and Lily currently has in place a qualified team of employees, officers, and advisory board members, as well as legal and accounting advisors.

Lily has acquired the rights to mine 1,400 acres from Western Pocahontas Properties Limited Partnership, in addition to the 1,400 acres owned by Lily. A 2010 "Geology Report" estimated a total of 21 million tons of Coal III and Coal IV, which is good quality low sulfur, low ash, high Btu (British Thermal Unit), high fusion coal. The depth of the coal ranges from 114 to 220 feet within the property.  Landree Mine property is adjacent to a spur of the Indiana Rail Road Company, which will make transportation to markets worldwide accessible and cost effective. It has also secured a bonded coal truck route in the event opportunity develops from local truck sales. Lily began initial mining production in January of 2011 and currently has contracts for the purchase of this output in house.

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

During the first quarter of 2011 the Company added an additional 24 claims to the Sun Gold claim group thus allowing for greater resource analysis and operational expansion.

During the remainder of 2011, we are continuing to work within the first phase of the mining operational plan, which includes the additional sampling and geophysical work on the claims.  In addition, we continue to pursue additional sources of capital to allow us to move into the next phase of permitting and purchasing the necessary capital equipment.

VHGI Energy.  On August 15, 2011, the Company entered into an agreement with Outdoor Resources, Inc., of Crossville, TN (“Outdoor Resources”) to initiate an oil/natural gas drilling program.   The wells are to be located in the "Upper Cumberland Region" of north central Tennessee (Morgan, Fentress and/or Scott Counties).  The plan is for a shallow drilling program with a target of the Monteagle formation (750'); traditionally Tennessee's top gas and oil producing formation.  The Monteagle is the most wide spread oil and gas producing formation in the Cumberland Plateau. The wells in this program are within a "Turnkey" drilling agreement allowing VHGI Energy, LLC a 65% "Over Riding Royalty" while Outdoor Resources and the land owners will hold the remaining interest.   Outdoor Resources will hold 100% of the "Working Interest".  VHGI Energy, LLC has retained the right in this agreement to drill up to an additional four (4) wells upon completion of the initial effort.  The "Turnkey" drilling costs are to be $150,000 per well.

We chose Outdoor Resources as our working partner based on their experience and success in this geographic / geologic area.  Formed in 1982 in Crossville, Tennessee, Outdoor Resources has explored over 400 well sites and has been successful in completing 75% of those with a find of oil or gas.   Outdoor Resources has performed operations all over Tennessee but focuses on five (5) primary counties where known reserves exist.  Outdoor Resources currently has 20 full time employees and has the capability to manage three (3) simultaneous drilling operations.    Outdoor Resources owns all of its own drilling equipment and inventory to complete any operation, from site prep to restoration and reclamation. Outdoor Resources has never been required to use any of its insurance or bonds.    While the current well sites average 1,800 feet, the capability exists to drill in excess of 4,000 feet, if required.

MOS.  The main objective of MOS is to assist the medical practice by providing healthcare software support and a fully integrated Practice Management/EMR Software, and by continuing to develop and enhance the underlying computer hardware and network systems those solutions depend on.  MOS has also expanded its services to include web design and consulting about billing and other aspects of medical practice.

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

Results of Operations and Financial Condition

Three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010:

Revenues.  The Company generated revenues for the three months ended September 30, 2011 of $170,604, as compared to revenues of $40,592 for the three months ended  September 30, 2010, or a  320% increase in revenues.  The Company generated revenues of $471,296 and $379,770 for the nine months ended September 30, 2011 and 2010, respectively, for an increase of 24%.  The increase in revenue is due primarily to the sale of MOS in the third quarter of 2010 (see Note 5).  MOS was under the control of MOS Acquisitions during August and September of 2010 until the sale entered default on October 5, 2010 and the Company regained possession of MOS.  As a result, the Company’s revenue for the three months ended September 30, 2010 does not include all of the sales made by MOS.

Cost of Sales. Cost of sales for the three months ended September 30, 2011 were $57,646, as compared to cost of sales of $4,585 for the three months ended September 30, 2010, for an increase in cost of sales of 1157%.  Cost of sales for the nine months ended September 30, 2011 and 2010, respectively, were $138,078 and $90,580, or an increase in cost of sales of 52%.  As mentioned above, MOS was not under the Company’s control for the entire three months ended September 30, 2010.  As a result, the cost of sales recorded for the third quarter of 2010 is significantly lower than the cost of sales recorded in the third quarter of 2011.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three months ended September 30, 2011 were $363,646, as compared to G&A expenses of $316,713 for the three months ended September 30, 2010, or a 15% increase in G&A expenses.  The increase is due to the startup of VHGI Coal. G&A expenses for the nine months ended September 30, 2011 were $931,440, as compared to G&A expenses of $1,394,375 for the nine months ended September 30, 2010, or a 33% decrease. The decrease is due to a reduction of fees paid to consultants.

Interest Income.   Interest income was $36,057 for the three months ended September 30, 2011, as compared to $19,376 for the three months ended September 30, 2010, or an increase of 86%. Interest income was $66,772 for the nine months ended September 30, 2011, as compared to $47,780 for the nine months ended September 30, 2010, or an increase of 40%. The increase is the result of the purchase of additional note receivables; particularly the Lily notes receivable (see Note 6).

Loss on Settlement.   The Company incurred a loss on settlement of $15,441 for the three months ended September 30, 2011, as compared to a $44,142 loss on settlement incurred for the three months ended September 30, 2010, or a decrease of 65%.   The Company incurred a loss on settlement of $55,531 for the nine months ended September 30, 2011, as compared to a $356,964 loss on settlement for the nine months ended September 30, 2010, or a decrease of 84%.

Debt Related Expense. Debt related expenses for the three months ended September 30, 2011 were $386,498, as compared to $82,500 for the three months ended September 30, 2010, or a 368% increase.  Debt related expenses for the nine months ended September 30, 2011 were $406,719, as compared to $82,500 for the nine months ended September 30, 2010, or a 393% increase. The increase is due to the increase in complex debt agreements that include loan origination fees and conversion features.

Interest Expense.   Interest expense was $34,266 for the three months ended September 30, 2011, as compared to $82,445 for the three months ended September 30, 2010, or a decrease of 58%.  Interest expense was $72,277 for the nine months ended September 30, 2011, as compared to $141,452 for the nine months ended September 30, 2010, or a decrease of 49%. The Company decreased its interest expense by offering the debt holders equity.

Gain on Disposition.  The Company had a gain on disposition for the three months ended September 30, 2010 of $378,323.  For the nine months ended September 30, 2010 the Company recorded a gain of $401,899. There were no such gains on dispositions for the three or nine months ended September 20, 2011.  The gain on disposition in 2010 resulted from the Company’s sale of eHealth in February and the attempted sale of MOS (see Note 5).

Net Loss. We had a net loss for the three months ended September 30, 2011of $650,836, as compared with a net loss of $92,094 for the three months ended September 30, 2010, or an increase in net loss of 607%. The Company had a net loss of $1,065,977 for the nine months ended September 30, 2011, as compared to a net loss of $1,236,422 for the nine months ended September 30, 2010, or decrease in net loss of 14%. The increase in net loss for the three months is due partially to the increase in debt related costs incurred to secure financing in 2011.  Also, in 2010 the Company recorded a substantial gain on the attempted sale of MOS.  No such gain was recorded in 2011.  The decrease in net loss of 14% for the nine months ended September 30 is due to the decrease of interest expense and loss on settlement in 2011.

All material changes in financial condition and results of operations for the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010 are identified in the above analysis for the periods ended September 30, 2011 and 2010.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities generated approximately $1,940,746 for the nine months ended September 30, 2011 and approximately $237,379 for the nine months ended September 30, 2010.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2011, there were no changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended September 30, 2011.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

In July 2011, the Company issued 629,540 shares of common stock to an unrelated party in conversion of debt and accrued interest payable in the amount of $26,000 for a loss on conversion in the amount of $20,131.

In August 2011, the Company issued 1,875,000 shares of common stock to unrelated parties for loan origination fees in the amount of $158,250 for a gain on settlement of $8,250.  The Company also issued 100,000 shares valued at $8,000 to an employee according to the terms of an employment agreement.

In September 2011, the Company issued 256,000 shares of common stock to unrelated parties as extensions of note payable agreements.  The Company recorded extension fees of $23,040 and a loss on settlement of $2,560. The Company also issued an additional 100,000 shares of common stock to an employee according to the terms of the individual’s employment agreement. The Company recorded employee compensation expense of $9,000 and a loss on settlement of $1,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

On August 31, 2011 the Company executed an extension of the May 27 letter of intent.  On October 2, 2011, the Company entered into a second letter of intent with Lily, extending the termination date of the agreements to November 15 and requiring the Company to provide Lily with a line of credit for working capital (see Note 4 “Asset Acquisitions”).

ITEM 6. EXHIBITS

The following documents are filed as part of this Report:

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1
Certificate of Ownership Merging VHGI Holdings, Inc. into VirtualHealth Technologies, Inc., effective March 23, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 29, 2010)

3(i)
Amended and Restated Certificate of Incorporation, dated August 24, 2006 (Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011)

3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
10.1*	Outdoor Resources Agreement
10.2*	Letter of Credit to Lily Group, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith 101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	VHGI HOLDINGS, INC. By /s/ Douglas P. Martin Douglas P. Martin, Chief Executive Officer