Form 10-K
period 2011-12-31
VHGI HOLDINGS, INC.
filed 2012-04-16
CIK 830741

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

[X] Yes [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange A. Yes ☐  No ☒

As of June 30, 2011, 85,958,536 shares of the registrant’s $.001 par value common stock were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, based on the $.075 closing price as of such date, was approximately $4,485,986.

As of March 26, 2012, 99,059,786 shares of the registrant’s $.001 par value common stock were issued and outstanding.

VHGI HOLDINGS, INC.
FORM 10-K
DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

Background

VHGI Holdings, Inc. (“VHGI” or the “Company”) was organized on March 4, 1988, as a Delaware corporation under the name Sherry Lyn Corporation.  On December 6, 1988, the Company changed its name to Equity Gold, Inc. The Company pursued opportunities in the gold mining and ore processing technology industries from inception until the year 2000 when the Company redirected its business plan toward the development and marketing of internet prescription drug technology.

Effective August 25, 2006, the Company acquired MB Holding Corporation, a Nevada corporation (“MB Holding”) and its two subsidiaries VPS Holding, LLC (“VPS”) and Envoii Healthcare, LLC (“Envoii”), from H.E.B., LLC, a Nevada limited liability company (“HEB”), in exchange for 34,000 shares of the Company's common stock.  VPS Holding, LLC, a Kentucky limited liability company, developed certain technologies related to real-time internet prescription drug monitoring. Envoii Healthcare, LLC, a Nevada limited liability company which later changed its name to Secure eHealth, LLC (“eHealth”), provided a suite of secure data messaging products to the healthcare industry. Following the acquisition of MB Holding and its subsidiaries the Company changed its name to “VirtualHealth Technologies, Inc.”.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with New Market Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of Medical Office Software, Inc., a Florida corporation (“MOS”) engaged in the physician practice management system market.  Prior to the acquisition, the Company owned forty-nine percent (49%) of MOS’s outstanding shares.

In late 2009, the Company decided to reenter the Precious Metals/Energy Resources industries. The sale of the Company’s healthcare technology assets in early 2010 (see “Dispositions” below) enabled the Company to restructure into a holding company with revenue streams from the following business segments: (a) precious metals (b) oil and gas (c) coal and (d) medical technology. In March 2010, we changed our name to “VHGI Holdings, Inc.” to better reflect our holding company structure.

Business Description

Since its acquisition in 2006, MOS has continued to operate in the physician practice management system market.  MOS provides specialized hardware and software solutions to healthcare offices.

In November 2009, the Company formed a new subsidiary VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, to serve as the operating subsidiary for the Company’s reentry into the gold mining industry.   In June 2010, VHGI Gold signed a formal agreement to purchase the Treasure Gulch and Sun Gold mines from an unrelated third party with cash and stock (see “Acquisitions” below). As part of the transaction, a Nevada Professional Geologist with National Instrument Certification was retained to complete the National Instrument 43-101 technical report.   See “Item 2 – Description of Property” below for more information on the mining properties.

In February 2010, the Company formed VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company, to pursue opportunities in the Oil and Gas industries.

In June 2011, the Company formed VHGI Coal, Inc., a Delaware corporation (“VHGI Coal”), and a 100% owned subsidiary of VHGI. Through VHGI Coal, as described in Note 5 “Asset Acquisitions”, the Company entered into the Letter of Intent for the acquisition of Lily Group Inc. (“Lily”), through which it now operates certain coal mining properties in Indiana.

There are four employees of MOS and three employees of VHGI.  All seven employees are full-time.

Acquisitions

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with the sole shareholder of Lily Group Inc. (“Lily”) to purchase all of the stock of Lily, which owns an underground coal mining complex, coal washing facility, and a rail load out facility.  The coal mine, known as Landree Mine, is located in Greene County, Indiana and is currently permitted and in production.  Lily has verified reserves of 21 million saleable tons of coal and has additional leases that it can procure adjacent to the current property.  The coal from the Landree Mine is a low sulfur, low ash, high BTU thermal (power generation) coal. Though the terms of the Letter of Intent are non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily Note”). The Lily Note has a one-year term and accrues interest at a rate of 10% per annum. In addition, if the closing of the Lily transaction does not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note shall automatically convert into 2.5% of the fully diluted capital stock of Lily.  The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011.

On October 2, 2011, the Company entered into a second letter of intent (the “Second Letter of Intent”) with Lily reiterating the Company’s plans to purchase all of the stock of Lily.  The second Letter of Intent, with a termination date of November 15, 2011, required the Company to provide Lily with a $1,500,000 line of credit for working capital.  The loan, one year in term, accrues interest at 12% per annum.  If for any reason the transaction does not close, the loan will be converted into 7.5% non-diluted equity in Lily.  On November 30, 2011, the Company increased the line of credit to $6,000,000. As of December 31, 2011 the balance of the line of credit is $3,677,621 and the accrued interest balance as of this same date is $68,796.

On December 29, 2011, VHGI Coal, Inc. (a wholly-owned subsidiary of VHGI Holdings, Inc.) entered into a definitive stock purchase agreement with Paul Risinger to purchase 100% of the capital stock of Lily Group, Inc.  The Lily Group was owned and controlled by its sole shareholder, Paul Risinger, who now serves as President of VHGI Coal post transaction.  Paul Risinger will be issued 700,000 shares of preferred stock, par value $10, bearing a 5.0% annual dividend rate. Each Preferred Share is convertible into one share of common stock of VHGI Coal, Inc., representing 7.0% of the shares outstanding of VHGI Coal, Inc. upon full conversion.  The Lily group is now a wholly-owned subsidiary of VHGI Coal (see note 14 “Subsequent Events”).

Dispositions

On February 1, 2010, the Company completed the sale of the healthcare technology assets of the Company to Wound Management Technologies, Inc. (“WMT”) for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the amount of $400,000.  The assets sold by VHGI to WMT consisted of (i) VHGI subsidiary eHealth (ii) $1.5 million Senior Secured Convertible Promissory Note issued by Private Access, Inc. and the related debt incurred to secure the funds and (iii) all of the intellectual property assets of the prescription monitoring business VPS. In addition, a royalty agreement was executed that provides for a three-year 10% royalty to be paid to VHGI on all revenues received from the VPS technology.  Scott A. Haire, the Company's Chief Financial Officer and Chairman, also served as the CEO and CFO, and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, individually and through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding common stock of WMT.

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

The MOS Note, which was secured by a security interest in the assets sold, carried an interest rate of 6% per annum, and provided for an initial $100,000 payment due August 2, 2010 (the “Initial Payment”), interim payments of $300,000 (the “Interim Payments”) with the remaining principal and interest due on September 30, 2010 (the “Final Payment”).  Per the terms of the MOS Note, if the Purchaser failed to make the Final Payment by September 30, 2010, ownership and title of the Purchased Assets were to immediately vest in the Company, with the holder of the MOS Note remaining entitled to exercise and enforce its rights under the MOS Note.

By letter dated September 30, 2010, the Purchaser received notice that it had failed to timely deliver the Final Payment and that if the Final Payment was not received by VHGI on or before October 4, 2010, it would constitute an uncured default under the terms of the MOS Note.  The Final Payment was not received by this date and, effective October 5, 2010, VHGI (i) took all ownership and title to the assets per the terms of the MOS Note, (ii) retained the $300,000 cash received in Interim Payments and the $100,000 Initial Payment and (iii) reserved the right to exercise any and all of its other rights and remedies under the MOS Note. The total proceeds received of $400,000, less expenses associated with the sale which were not reimbursed by the Purchaser, have been recorded as a gain on disposition as of December 31, 2010.

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

We have shifted our business strategy toward mining (coal, precious metals or other yet to be specified mineralized materials) and the oil and gas industry and away from healthcare products.  We may not be successful in implementing this shift in strategy. Any business acquired, may be difficult to integrate into our existing operations or may not perform as well as expected. If we are unable to successfully implement our business strategy, this could have a material adverse effect on our financial condition and results of operations.

Our shift in business strategy could strain our managerial, financial and other resources. We also cannot assure that this shift in business strategy will not interfere with any existing operations. The planned operation of the Landree Mine along with the plan to continue exploration of the Sun Gold mining claims and the planned development of oil and natural gas resources demand substantial management resources and the shifting of our management focus away from other business opportunities.

We expect to incur losses in the future and may not achieve or maintain profitability.

We have not generated any profits and the Company has incurred significant operating losses.  We expect to incur additional operating losses for the foreseeable future. Our sources for revenue are limited to the potential of the coal mining operation that is the Landree Mine.  We have no other potential sources of revenue in the foreseeable future.

If we cannot meet our future capital requirements, our business will suffer.

We have and expect to continue to make significant investments in acquiring revenue based assets resulting in a substantial increase in needed capital and operating expenses.  Consequently, we anticipate that we will need to raise additional capital before reaching profitability.  We cannot predict when we will operate profitably, if at all.  We will need additional financing to continue operating our business.  We need to raise additional funds in the future through public or private debt or equity financings in order to:

•	fund operating losses;

•	Scale sales and marketing to address our new targeted markets;

•	Take advantage of opportunities, including expansion or acquisitions of complementary businesses or technologies;

•	Hire, train and retain employees;

•	Develop new tools and/or professional services; and

•	Respond to economic and competitive pressures.

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

We anticipate that costs at our mining projects will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability and could result in impairment.

We cannot be certain that our acquisition, exploration and development activities will be commercially successful.

As a result of the completion of the purchase of the Lily Group and the Landree Mine we may have the opportunity to realize some income once the mine is brought to full capacity.  The Landree Mine currently has minimum production capabilities. We currently have no properties that produce gold, oil or natural gas in commercial quantities. Substantial expenditures may be required to bring the Landree mine to profitability while additional capital will be necessary to continue exploration on the existing gold claims and/or to acquire new gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

There is competition for available oil and gas properties.

Our competitors include major oil and gas companies, independent energy companies and financial buyers. Some of our competitors may have greater and more diverse resources than we do. High commodity prices and stiff competition for acquisitions have in the past, and may in the future, significantly increase the cost of available properties.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all of its phases. As a result of this competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our exploration and development programs may be slowed down or suspended. We compete with other mining companies for capital. If we are unable to raise sufficient capital, our exploration and development programs may be jeopardized or we may not be able to acquire, develop and/or operate additional mining projects.

There are a number of risks inherent in exploration and mining operations.

Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. In the case of the Landree mine there are substantial and verified reserve reports thus allowing for some optimism, but risk remains.  These risks, in all cases, may include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomical, significant environmental and other regulatory restrictions and the risks of injury to persons, property or the environment. In particular, the profitability of any mining operation is directly related to the price of the commodity being mined. These prices may fluctuate widely and are affected by numerous factors that are beyond the control of any mining company. These factors include expectations with respect to the rate of inflation; the exchange rates of the dollar and other currencies; interest rates; global or regional political, economic or banking crises; and a number of other factors. If the commodity prices should drop dramatically, the value of our mining projects could also drop dramatically, and the Company might then be unable to recover its investment in those interests or properties. The following decisions must be made long before the first revenues from production will be received:  Selection of a property for exploration or development, the determination to construct a mine and to place it into production and the dedication of funds necessary to achieve such purposes.  Price fluctuations that occur while decisions are made can drastically affect the economics of a mine. For example, volatility of coal and gold prices represents a substantial risk, generally, which no amount of planning or technical expertise can eliminate.

Exploration is a high risk activity, and our participation in mining and drilling activities may not be successful.

Participation in exploration and drilling activities involves numerous risks, including the significant risk that no commercially productive mineralization and/or oil or gas reservoirs will be discovered. The cost of exploration, drilling, completing and operating mines or wells is uncertain, and operations may be curtailed, delayed or canceled as a result of a variety of factors, including but not limited to:

•	Unexpected conditions;

•	Blowouts, fires or explosions with resultant injury, death or environmental damage;

•	Pressure, temperature or other irregularities in formations;

•	Equipment failures and/or accidents caused by human error;

•	Tropical storms, hurricanes and other adverse weather conditions;

•	Compliance with governmental requirements and laws, present and future;

•	Shortages or delays in the availability and/or delivery of equipment.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we may have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of coal, gold and other metals and minerals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to be insured against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

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

Mining and oil & gas operations are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations:

  •   Require that we obtain all applicable permits for Federal, State and Local authorities prior to commencing any operation;

  •   Restrict any substances that can be released into the environment in connection with those production activities;

 •   Limit or prohibit operational activities on protected areas, such as wetlands or wilderness areas though permitting is attainable:

  •   Require remedial measures to mitigate pollution from former or current operations as well as have a funded reclamation (bond) plan to allow for the return of any disturbance to its original state.

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

The price of coal, oil, natural gas and gold is subject to fluctuations, which could adversely affect the realizable value of our assets and potential future results of operations and cash flow.

Our principal forecasted assets are hoped to be mineral reserves in the form of coal, gold, oil and natural gas or other mineralized material. We intend to attempt to acquire additional properties containing mineral reserves and mineralized material. The price that we pay to acquire these properties will be, in large part, influenced by the price of that commodity at the time of the acquisition. Our potential future revenues are expected to be, in large part, derived from the mining and sale of coal and/or gold and from planned future oil/natural gas production or from the outright sale or joint venture of some of the current holdings. The value of these mineral reserves and mineralized material, and the value of any potential production there from, will vary in proportion to variations in market prices. These market prices have fluctuated widely, and are affected by numerous factors beyond our control including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on these market prices, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in these market prices can adversely affect our asset values, cash flows, potential revenues and profits.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market that, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about (a) the risks of investing in penny stock in both public offerings and in secondary trading; (b) commissions payable to both the broker-dealer and the registered representative; (c) current quotations for the securities; and (d) the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced required paperwork and disclosures.  In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market.  These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their securities.

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

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties.  Our management believes its assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that our actual results of operations or the results of our future activities will not differ materially from these assumptions.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Location of Executive Offices

The Company’s executive offices are located at 777 Main Street, Suite 3100, Fort Worth, Texas, 76102.  In addition, MOS maintains an office at 6400 N. Andrews Ave. Ste 530, Fort Lauderdale, FL 33309.   The lease for the Florida office is in the name of HEB.  See “Item 13. Certain Relationships and Related Transactions and Director Independence” for additional information on this relationship between the Company and HEB.

Location and Ownership of Mining Properties

The Sun Gold mine claims, owned by VHGI Gold, LLC (a wholly owned subsidiary of VHGI Holdings, LLC)  are located approximately 24 miles southeast of Prescott, Arizona, within the Turkey Creek Mining District in Yavapai County.  The "core" of the property lies adjacent and west of the Senator Road, the primary access route into the area. From U.S. Highway 69 at the small settlement of Mayer approximately 14 miles of County maintained dirt road serves as access to the mine area. The property is accessible year-round, and lies within gentle to moderate terrain that is heavily covered with vegetation.

The Treasure Gulch mine claims, also owned by VHGI Gold, are situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  Access is via County and National Forest dirt road, which will require clearing prior to utilizing the road for our purposes.

On November 8, 2010, VHGI was issued the Quitclaim of Ownership of Unpatented Mining Claims by Western Sierra Mining Corporation for the Sun Gold and Treasure Gulch mines, which are recorded with the United States Department of Interior, Bureau of Land Management – Arizona State Office.

Mining Development Plan

The plans for the two mine areas are similar; however, we are proceeding with the Sun Gold claims first due to the additional preparation required for the Treasure Gulch claims.  Historic trenching and drilling at the Sun Gold mines has partially delineated and confirmed the presence of precious metal resources.  We will be retaining a professional geologist/engineer to perform short and long term structure sampling programs as well as other more in depth exploration processes to better determine the value of the subterranean resources as to the possible quality, quantity and grade of resource bearing ore that could be extracted.  During this exploration we will also be initiating an operational plan towards the goal of full production.

Production Options

Based on the outcome of this effort, our plans include some pre-production extraction to be used to test the economics and provide certification for our final mining plan.  While these production efforts could possibly support a profit orientated enterprise, the real commercial value is in the development of the ore reserves at depth and on strike.  The Company is also considering a continued expansion of claim block at Sun Gold to allow for better exploitation of the potential resource as well as to solve certain potential future operational issues.  We are also exploring a potential joint venture for the development of a centralized mill site to process the ore from the mines within the adjacent parcels which could form the basis to transition VHGI Gold from an acquisition and exploration company to a revenue based gold and silver production company.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

The Company has no material mine safety violations or other regulatory matters to report under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Share Price History

The Company’s common stock is traded on OTCQB under the trading symbol “VHGI.”  OTCQB is one of three tiers established by OTC Markets Group, Inc., which operates one of the world’s largest electronic interdealer quotation systems for broker-dealers to trade securities not listed on a national exchange.  The following table sets forth the high and low sales price information of the Company’s common stock for the periods indicated as reported by NASDAQ.

Fiscal 2011	High	Low
1st Quarter ended March 31, 2011	$0.11	$0.07
2nd Quarter ended June 30, 2011	$0.09	$0.07
3rd Quarter ended September 30, 2011	$0.11	$0.07
4th Quarter ended December 31, 2011	$0.51	$0.08

Fiscal 2010
1st Quarter ended March 31, 2010	$0.25	$0.15
2nd Quarter ended June 30, 2010	$0.18	$0.09
3rd Quarter ended September 30, 2010	$0.19	$0.09
4th Quarter ended December 31, 2010	$0.13	$0.08

Common stock

As of December 31, 2011, there were approximately 354 shareholders of record holding a total of 97,192,187 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $.001 per share, authorized. The number of holders of record was calculated by reference to the Company’s stock transfer agent’s books.  The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.

Preferred stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares of Class B Voting Preferred Stock and, at December 31, 2011 and December 31, 2010, there were 70,000 shares outstanding.  Dividends, accrued but unpaid, were declared by a public company prior to our acquisition of the entity.  The amount was $33,750 at December 31, 2011 and December 31, 2010.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the twelve months ended December 31, 2011 not previously disclosed.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

In October 2011, the Company issued 582,472 shares of common stock to unrelated parties in payment of $28,000 of debt.

In October 2011, the Company issued 580,000 shares of common stock to unrelated parties in payment of debt related costs in the amount of $24,778 and recorded a loss of $960 related to stock issuance delay.

In November 2011, the Company issued 694,053 shares of common stock to unrelated parties in payment of $37,000 of debt and $2,000 of accrued interest payable.

In November 2011, the Company issued 500,000 shares of common stock to unrelated parties in payment of debt related costs in the amount of $57,447.

In November 2011, the Company issued 476,190 shares of common stock to an unrelated party in the exercise of a warrant for 714,285 shares of stock.  Pursuant to the cashless exercise formula in the warrant, 238,095 shares of common stock were cancelled as payment for the 476,190 shares to be issued.  The Company recorded an expense of $128,571 related to the stock issuance.

In December 2011, the Company issued 4,700,000 shares of common stock to unrelated parties in payment of debt related costs in the amount of $458,056.

In December 2011, the Company issued 160,396 shares of common stock to unrelated parties in payment of $15,000 of debt and $1,200 of accrued interest payable.

In December 2011, the Company issued 200,000 shares of common stock valued at $60,000 in payment for services.

In December 2011, the Company issued an additional 300,000 shares of common stock valued at $30,000 and 500,000 warrants valued at $56,250 for prepaid services.  A loss of $60,000 was recorded related to the delay of stock issuances related to the transactions.

In December 2011, the Company issued 80,000 shares of common stock to unrelated parties in exchange for stock subscriptions receivable valued at $24,000.

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

Business Overview

Coal

On December 29, 2011, VHGI Coal, Inc. (a wholly-owned subsidiary of VHGI Holdings, Inc.) entered into a definitive stock purchase agreement with Paul Risinger to purchase 100% of the capital stock of the Lily Group, Inc.  The Lily Group was owned and controlled by its sole shareholder, Paul Risinger, who now acts as President of VHGI Coal after final closure of the sale.

Mr. Risinger was issued 700,000 shares of preferred stock bearing a 5.0% annual dividend rate. Each Preferred Share is convertible into one share of common stock of VHGI Coal, Inc., representing 7.0% of the shares outstanding of VHGI Coal upon full conversion.  The Lily Group is now a wholly-owned subsidiary of VHGI Coal.

The Lily Group operates an underground coal mining operation, coal washing facility, and a rail load out facility.  The coal mine, known as Landree Mine, is located in Greene County, Indiana and is currently permitted and in production.  The Lily Group has verified reserves of 21million saleable tons (according to independent valuation performed by Skelly and Loy) of coal and has access to additional leases that it can procure adjacent to the current property.  The coal from the Landree Mine is a low sulfur, low ash, high BTU thermal (power generation) coal.

Gold

VHGI Gold, LLC currently controls The Sun Gold and Treasure Gulch mining claim groups.

The Sun Gold claims (twenty-eight [28] BLM mining claims) are located approximately 24 miles southeast of Prescott, Arizona, within the Turkey Creek Mining District in Yavapai County.  The "core" of the property lies adjacent and west of the Senator Road, the primary access route into the area. From U.S. Highway 69 at the small settlement of Mayer approximately 14 miles of County-maintained dirt road serves as access to the mine area. The property is accessible year round, and lies within gentle to moderate terrain that is heavily covered with vegetation.

The Treasure Gulch mine properties (two [2] BLM mining claims) are situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  Access is via a County and National Forest dirt road, which will require clearing prior to utilizing the road for our purposes.

On November 8, 2010, VHGI was issued the Quitclaim of Ownership of Unpatented Mining Claims by Western Sierra Mining Corporation for the Sun Gold and Treasure Gulch mines, which are recorded with the United States Department of Interior, Bureau of Land Management – Arizona State Office.  In February of 2011 VHGI expanded the Sun Gold claims from the initial four claims, from the above referenced purchase, to the current 28 claims.

Due to the nature and the immediacy of the coal mining opportunity, funding for the development of these gold mining opportunities has been put on temporary hold; it is our intent to restore all funding to these developmental plans as soon as possible.

Oil and Natural Gas

VHGI Energy, LLC. is currently investigating drilling opportunities in the Upper Cumberland region of Tennessee (i.e., Morgan, Scott, and Fentress Counties).  This region leads the State in oil production due to the relatively low cost of drilling, which has led to more drilling and thus a better understanding of the area's geology through the gathering of empirical data. We can increase product and profits by looking at the geologic settings of these successful oil and gas wells and drilling in areas that closely match.  We are also investigating similar opportunities in western Pennsylvania, eastern Ohio and West Virginia in the Utica shale region.

We are working with well-established drilling and operating companies in these areas and hope to have due diligence and program negotiations completed shortly with the goal of opening a one to five well drilling operation in 2012.

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

Results of Operations

Comparison of Year ended December 31, 2011 Compared to Year ended December 31, 2010:

Revenues.  The Company generated revenues for the year ended December 31, 2011 of $499,617 compared to revenues of $482,330 for the year ended December 31, 2010, or  a  4% increase in revenues.

Cost of sales. Cost of sales for the year ended December 31, 2011 were $162,776 compared to cost of sales of $105,999 for the year ended December 31, 2010, or a 54% increase.  In 2011, a greater percentage of the Company’s revenue was derived from sales of computer hardware.  The cost of these sales, relative to the revenue generated by the sales, is much higher than for other products and services provided by the Company.

General and administrative expenses (“G&A"). G&A expenses for the year ended December 31, 2011 were $1,486,675 compared to G&A expenses of $1,792,987 for the year ended December 31, 2010, or a 17% decrease in G&A expenses.  In 2010 the Company incurred increased expenses related to legal fees for acquisitions and dispositions and also incurred additional consulting fees as the Company transitioned into new industries.  In 2011 both legal and consulting fees decreased resulting in an overall decrease in G&A expenses.

Interest Income.   Interest income was $176,527 for the year ended December 31, 2011 compared to $64,103 for the year ended December 31, 2010, or an increase of 175% in interest income.  This increase is due primarily to the notes receivable issued to Lily Group Inc. and the related accrued interest (see note 7 “Notes Receivable”).

 Loss on Settlement.   Loss on settlement was $116,492 for the year ended December 31, 2011 compared to $441,496 for the year ended December 31, 2010, or a decrease of 74%.   The loss on settlement decreased due to the Company’s use of more varied financing agreements which often included bonus payments and warrants to purchase common stock.

Impairment of Goodwill. Impairment of goodwill was $1,228,856 for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010.  The Company recorded the impairment of Goodwill in December of 2011 after announcing it’s the intended spinout of its fully owned subsidiary MOS into an independent public company.

Change in Fair Value of Derivative Liability.  The change in fair value of derivative liabilities was $1,764,527 for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010.  In 2011, the Company determined that the recorded value of the beneficial conversion features of outstanding debt and the recorded value of outstanding stock purchase warrants qualified for fair value measurement.  No such valuation was necessary in 2010.

Gain on Dispositions. Gain on dispositions was $0 for the year ended December 31, 2011 compared to $404,240 for the year ended December 31, 2010.  In 2010 the Company recorded a gain on the sale of eHealth.  The Company also recorded a gain and on the failed sail of the MOS assets related to the initial non-refundable payments received from the Purchaser.  No such gains were recorded in 2011.

Debt related expense.  Debt related expense was $1,190,965 for the year ended December 31, 2011, compared to $82,500 for the year ended December 31, 2010.  The increase is due to additional equity compensation given to lenders to secure financing.

Interest Expense.   Interest expense was $156,904 for the year ended December 31, 2011, compared to $202,642 for the year ended December 31, 2010, or a decrease of 23%.  Interest expense decreased in 2011 as the Company instead used equity compensation to secure financing.

Net loss. We had a net loss for the year ended December 31, 2011, of $5,431,051 compared with a net loss of $1,674,951 for the year ended December 31, 2011, or an increase in loss of 224%. The increase in net loss is due primarily to the increase in debt related costs incurred to secure financing in 2011.  Additionally, in 2010 the Company recorded a substantial gain on the sale of eHealth and the attempted sale of MOS.  No such gain was recorded in 2011.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our net cash flows from financing activities generated approximately $6,021,059 for the year ended December 31, 2011, compared to approximately $341,452 for the year ended December 31, 2010.

We will need to raise additional capital in fiscal year 2012 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2011, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VHGI HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VHGI Holdings, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011. VHGI Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 16, 2012

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash	$13,030	$-
Accounts Receivable, net	25,340	55,998
Prepaid Expenses	100,874	-
Deposits	29,240	11,500
Deferred Charges	90,477	-
Notes Receivable - Related Parties	-	583,398
Interest Receivable - Related Parties	-	62,994
Interest Receivable	-	151,868
Total Current Assets	258,961	865,758

OTHER ASSETS:
Notes Receivable - Related Parties	5,302,621	-
Interest Receivable - Related Parties	129,413	-
Mining Lease Rights	1,529,536	1,525,000
Goodwill	-	1,228,856
TOTAL ASSETS	$7,220,531	$3,619,614

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$-	$45,654
Accounts Payable	431,753	460,170
Unearned Revenue	47,087	-
Accrued Payroll and Payroll Taxes	18,794	33,252
Other Accrued Liabilities	1,093	1,639
Dividends Payable	33,750	33,750
Notes Payable, net of discount	2,393,467	110,721
Notes Payable - Related Parties	3,543,184	534,375
Accrued Interest	17,774	12,980
Accrued Interest - Related Parties	399,595	324,308
Derivative Liabilities	2,227,425	-
Stock Subscription Payable	5,299	-
Total Current Liabilities	9,119,221	1,556,849

TOTAL LIABILITIES	9,119,221	1,556,849

STOCKHOLDERS' EQUITY
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of December 31, 2011 and December 31, 2010	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 97,192,187 and 84,776,718 issued and outstanding as of December 31, 2011 and December 31, 2010	97,192	84,777
Additional Paid-in Capital	9,699,150	8,307,874
Stock Subscription Receivable	(24,000)	(89,904)
Retained Deficit	(11,671,102)	(6,240,052)
TOTAL STOCKHOLDERS' EQUITY	(1,898,690)	2,062,765

TOTAL LIABILITIES AND STOCKHOLDERS'	$7,220,531	$3,619,614
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010

Total Revenue	$499,617	$482,330

Cost of Sales	(162,776)	(105,999)

Gross Profit	336,841	376,331

OPERATING EXPENSES:
Selling, General and Administrative	(1,486,675)	(1,792,987)

LOSS FROM CONTINUING OPERATIONS	(1,149,834)	(1,416,656)

OTHER INCOME (EXPENSES):
Interest Income	176,527	64,103
Loss on Settlement	(116,492)	(441,496)
Loss on Impairment of Goodwill	(1,228,856)
Change in fair value of Derivative Liability	(1,764,527)	-
Gain on Disposition	-	404,240
Debt Related Expense	(1,190,965)	(82,500)
Interest Expense	(156,904)	(202,642)
Other Income (Expenses)	(4,281,217)	(258,295)

NET LOSS BEFORE TAXES	(5,431,051)	(1,674,951)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(5,431,051)	$(1,674,951)

Basic gain (loss) per common share	$(0.06)	$(0.02)

Weighted average number of common shares	87,794,918	72,124,192

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,431,051)	$(1,674,951)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	-	42,964
Amortization of deferred financing costs	874,865	-
Gain on failed sale of MOS assets	-	(380,664)
Non-cash expenses	150,775	68,420
Loss on convertible debentures	-	98,945
Loss on debt settlement	116,492	342,551
Loss on Goodwill Impairment	1,228,856	-
Change in fair value of derivative liability	1,764,527
Write off of Assets	150,966	-
Gain on disposal of subsidiary	-	(23,576)
Stock issued for debt related costs	293,060	190,278
Stock issued for interest and extensions	23,040	-
Stock issued for employee compensation	17,000	-
Stock issued for services	60,000	678,512
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	30,659	36,743
(Increase) decrease in prepaids and other assets	1,386	(1,500)
(Increase) decrease in interest receivable - related parties	(47,114)	(52,266)
(Increase) decrease in interest receivable	(129,413)	(11,625)
Increase (decrease) in deferred revenue	47,087	-
Increase (decrease) in accounts payable	(128,418)	10,757
Increase (decrease) in accrued payroll and payroll taxes	(14,458)	(4,497)
Increase (decrease) in other accrued liabilities	(546)	(2,496)
Increase (decrease) in accrued interest	21,897	23,279
Increase (decrease) in accrued interest - related parties	135,007	29,445
Net cash provided (used) by operating activities	(835,383)	(629,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from failed sale of MOS assets	-	400,000
Expenses on failed sale of MOS assets	-	(19,336)
Purchase of notes receivable-related parties	(1,117,400)	(501,380)
Proceeds from notes receivable-related parties	1,251,911	365,102
Purchase of notes receivable	(5,302,621)	-
Proceeds from notes receivable	-	100,000
Deposit on oil and gas leases	-	(10,000)
Purchase of mining lease rights	(4,536)	(72,500)
Net cash provided (used) in investing activities	(5,172,646)	261,886

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31, 2011	December 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	(45,654)	45,654
Proceeds from notes payable	3,009,000	314,000
Payments on notes payable	(521,000)	(636,000)
Proceeds from notes payable - related parties	4,643,227	1,148,849
Payments on notes payable - related parties	(1,154,418)	(717,800)
Proceeds from sale of stock	89,904	165,000
Proceeds from debentures	-	21,749
Net cash provided by financing activities	6,021,059	341,452

NET INCREASE (DECREASE) IN CASH	13,030	(26,343)

Cash, beginning of period	-	26,343
Cash, end of period	$13,030	$-

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Sale of note receivable (and associated debt) for note	$-	$400,000
Common Stock issued in payment of debt	$161,200	$830,930
Common Stock issued for consulting fees	$60,000	$678,512
Common Stock issued for prepaid services	$30,000	$-
Common stock issued for employee compensation	$17,000	$-
Common Stock issued for mining lease rights	$-	$910,000
Purchase of mining lease rights with debt	$-	$480,000
Contributed rent as a capital contribution	$6,500	$21,668
Debentures converted to common stock	$-	$297,111

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred	$0.001	Common	$0.001	Additional	Stock		Total
	Stock	Par	Stock	Par	Paid-In	Subscription	(Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance at December 31, 2009	70,000	$70	57,352,644	$57,353	$4,961,822	$(89,904)	$(4,565,100)	$364,241
Issuance of Common stock for:
Debt Conversion			7,714,143	7,714	975,489			983,203
Debt Related Costs			1,477,777	1,478	188,800			190,278
Debenture Conversion			4,232,154	4,232	420,583			424,815
Services			5,350,000	5,350	673,162			678,512
Subscription Agreements			1,650,000	1,650	163,350			165,000
Mining Lease Rights			7,000,000	7,000	903,000			910,000
Capital Contribution for:
Rent					21,668			21,668
Net Loss							(1,674,951)	(1,674,951)
Balance at December 31, 2010	70,000	$70	84,776,718	$84,777	$8,307,874	$(89,904)	$(6,240,051)	$2,062,766
Issuance of Common stock for:
Debt Conversion			3,248,279	3,248	218,174			221,422
Debt Related Costs			7,655,000	7,655	683,586			691,241
Extension Agreements			256,000	256	25,344			25,600
Warrant Conversion			476,190	476	128,095			128,571
Services			200,000	200	59,800			60,000
Prepaid Services			300,000	300	33,450			33,750
Employee Compensation			200,000	200	17,800			18,000
Subscription Agreements			80,000	80	23,920	(24,000)		0
Capital Contribution for:
Rent					6,500			6,500
Beneficial Conversion feature of debt					194,607			194,607
Payment Received for:
Stock Subscription Receivable						89,904		89,904
Net Loss							(5,431,051)	(5,431,051)
Balance at December 31, 2011	70,000	$70	97,192,187	$97,192	$9,699,150	$(24,000)	$(11,671,102)	$(1,898,690)

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – NATURE OF OPERATIONS

VHGI Holdings, Inc., a Delaware corporation, was organized on March 4, 1988.  During 2009 the Company’s business focus was healthcare technology; however, during the fourth quarter of 2009 the Company started the implementation of a new business plan to change the Company’s focus toward the Precious Metals/Energy Resources industries. During the year ended December 31, 2011, the Company’s revenue continued to be derived primarily from its healthcare technology sales to customers within the United States.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries: VPS Holding, LLC (d/b/a Veriscrip) (“VPS”), Secure eHealth, LLC, (“eHealth”),  Medical Office Software, Inc. (“MOS”), VHGI Gold, LLC (“VHGI Gold”), VHGI Energy, LLC and VHGI Coal, Inc.  eHealth and VPS are only included for the period January 1, 2010 thru January 31, 2010 due to the sale of eHealth and the assets of VPS on February 1, 2010 (see Note 6 – “Asset Dispositions”).  The remaining liabilities of VPS were transferred to VHGI because the entity became inactive as of this same date.   VHGI Energy, LLC, a Delaware limited liability corporation, was formed in February 2010.  MOS, a Florida corporation, is not included for the period August 1, 2010 thru September 30, 2010 due to the failed sale of certain assets and liabilities of MOS on September 30, 2010 (see Note 6 – “Asset Dispositions”).  VHGI Coal, Inc., a Delaware corporation was formed in June of 2011. All intercompany accounts and transactions have been eliminated.

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

Cash, Cash Equivalents and Marketable Securities – The Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.  Marketable securities include investments with maturities greater than three months but less than one year.  For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.

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

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Amendments to the codification are made by issuing “Accounting Standards Updates.” The Company has incorporated the current codification in preparing its Form 10-K including additional guidance issued in May of 2011 regarding fair value measurements and disclosure requirements particularly as it relates to Level 3 fair value measurements. There were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Revenue Recognition - The Company recognizes revenue in accordance with the guidance in “ASC” Topic No.605-45, “Revenue Recognition.”  The Companies’ revenues result primarily from sales of products and services to doctors and medical billing companies and revenues are recognized upon delivery of the products or services.

Allowance for Doubtful Accounts – Trade accounts  receivables  and other  receivables  are carried at original  invoiced amounts  less an  allowance  for  doubtful  accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis.  Management periodically reviews accounts receivable to determine if accounts should be written off. At December 31, 2011 and December 31, 2010 the allowance for doubtful accounts was $1,821 and $7,446, respectively.

Property and Equipment – Property and equipment consist of $13,626 of computer equipment which has been fully depreciated as of December 31, 2011 and 2010.

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of MOS at October 6, 2006, the date of the acquisition. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. Impairment of goodwill was $1,228,856 for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010.

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

At December 31, 2011, the Company’s financial instruments consist of the derivative liabilities related to stock purchase warrants and the beneficial conversion features of certain outstanding notes payable.  The derivative liability on stock purchase warrants was valued using the American Options Binomial Method, a Level 3 input.  The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

Income Taxes – Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all, of the deferred tax asset will not be realized.

Beneficial Conversion Feature of Convertible Notes Payable - The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock. Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes.

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

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note the agreement required VHGI to issue to Western Sierra an additional 2,500,000 shares of the Company’s common stock; however, at least ten (10) days prior, either the Company could elect to pay, or Western Sierra could elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra 1,250,000 of such shares of common stock.  In addition, the Company will pay Western Sierra a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  This purchase increased the value of the mining lease rights to $735,000.

On June 16, 2010, the 5,000,000 shares of the Company’s common stock mentioned above were issued at a closing price of $.11 per share and these shares, in addition to title of ownership for the mining lease rights, were held in escrow until payment was received by Western Sierra for the Western Sierra Note.  The value of the issued shares, initially recorded as a deposit, was recorded as an increase in the value of the mining lease rights in the amount of $550,000.  The balance owed on the initial Western Sierra Note was paid in full on October 22, 2010.

On September 8, 2010, the Company negotiated the terms for the final payment due to Western Sierra under the Mining Agreement mentioned above and a second promissory note was issued to Western Sierra by the Company in the principal amount of $240,000, which was recorded as an increase in the value of the mining lease rights.  The principal balance of the second promissory note was paid in full during the first quarter of 2011.

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.
The balance of the mining lease rights as of December 31, 2011, including these additions, is $1,529,536.

NOTE 5 – ASSET ACQUISITIONS

On March 31, 2010, the Company entered into an agreement to acquire certain pipeline assets from a chapter 7 bankruptcy proceeding for $4,500,000, which required a deposit payment of $250,000 during the auction and bidding process.  In April 2010, the bankruptcy court notified the Company that they needed a higher bid. The Company decided not to rebid for the assets and the deposit of $250,000 was returned to the Company.

On June 15, 2010, the Company entered into a letter of intent to purchase for $514,000 certain oil and gas leases on 1,280 contiguous acres located in shallow waters in the Gulf of Mexico off of Jefferson County, Texas and the Company made a non-refundable deposit payment of $10,000 to the seller.  In the third quarter of 2010 the Company decided not to pursue the purchase.

On June 25, 2010, the Company entered into a letter of intent with an unrelated party to purchase the mining lease assignments that make up the Gold Creek Placer Mine, which includes the Wisner Placer, Christian Placer, Pineau Placer and the Hughes Placer located in Granite County, Montana.  On September 3, 2010, the Company announced their decision not to pursue this opportunity further based on the due diligence performed.   The $10,000 payment, which was recorded as a deposit at June 30, 2010, was recognized as development expense in the third quarter of 2010.

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with the sole shareholder of Lily Group Inc. (“Lily”) to purchase all of the stock of Lily, which owns an underground coal mining complex, coal washing facility, and a rail load out facility.  The coal mine, known as Landree Mine, is located in Greene County, Indiana and is currently permitted and in production.  The Lily Group has verified reserves of 21 million saleable tons of coal and has additional leases that it can procure adjacent to the current property.  The coal from the Landree Mine is a low sulfur, low ash, high BTU thermal (power generation) coal. Though the terms of the Letter of Intent are non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily Note”). The Lily Note has a one-year term and accrues interests at a rate of 10% per annum. In addition, if the closing of the Lily transaction does not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note shall automatically convert into 2.5% of the fully diluted capital stock of Lily.  The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011.

On October 2, 2011, the Company entered into a second letter of intent (the “Second Letter of Intent”) with Lily reiterating the Company’s plans to purchase all of the stock of Lily.  The second Letter of Intent, with a termination date of November 15, 2011, required the Company to provide Lily with a $1,500,000 line of credit for working capital.  The loan, one year in term, accrues interest at 12% per annum.  If for any reason the transaction does not close, the loan will be converted into 7.5% non-diluted equity in Lily.  On November 30, 2011, the Company increased the line of credit to $6,000,000. As of December 31, 2011 the balance of the line of credit is $3,677,621 and the accrued interest balance as of this same date is $68,796.

On December 31, 2011, VHGI Coal, Inc. (a wholly-owned subsidiary of VHGI Holdings, Inc.) entered into a definitive stock purchase agreement with the Lily Group, Inc. (“Lily Group”) to purchase 100% of the capital stock of the Lily Group.  The Lily Group is owned and controlled by its sole shareholder, Paul Risinger, who will serve as President of VHGI Coal post transaction.  Paul Risinger will be issued 700,000 shares of preferred stock bearing a 5.0% annual dividend rate. Each Preferred Share is convertible into one share of common stock of VHGI Coal, Inc, representing 7.0% of the shares outstanding of VHGI Coal, Inc. upon full conversion.  The Lily group will become a wholly-owned subsidiary of VHGI coal.  The closing of the acquisition is contingent on Lily Group meeting certain regulatory approvals and additional financing requirements from VHGI Coal.

On August 15, 2011, the Company (VHGI Energy) entered into an agreement with Outdoor Resources of Crossville, Tennessee to drill an initial oil well within 120 days.   The well is to be located in the "Upper Cumberland Region" of north central Tennessee (Morgan, Fentress and/or Scott Counties).  The plan is for a shallow drilling program with a target of the Monteagle formation (750'); traditionally Tennessee's top gas and oil producing formation.  The Monteagle is the most wide spread oil and gas producing formation in the Cumberland Plateau. This is a single well "Turnkey" drilling agreement allowing VHGI Energy, LLC a 65% "Over Riding Royalty" while Outdoor Resources, Inc. and the land owners will hold the remaining interest.   Outdoor Resources, Inc. will hold 100% of the "Working Interest".  VHGI Energy, LLC has retained the right to acquire up to an additional four (4) wells upon completion of this initial effort.  The "Turnkey" drilling costs are to be $150,000 per well. As of December 31, 2011 drilling has not begun, but VHGI Energy has made a $25,000 deposit payment to Outdoor Resources and plans are underway for drilling in 2012. There can be no assurances as to whether or not the transactions within this agreement shall come to fruition.   But if such a transaction is completed, the Company will be engaged through Outdoor Resources as the licensed operating company (in Tennessee to drill and operate oil and natural gas wells) in the oil and natural gas business in the State of Tennessee.

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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale of eHealth resulted in a gain on disposition of $23,576.  The balance of the WMT Note, including interest, is paid in full as of December 31, 2011.

Scott A. Haire, the Company's Chairman, also serves as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2011, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 22% of the outstanding common stock of WMT.

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

NOTE 7 - NOTES RECEIVABLE

Notes Receivable

As mentioned in Note 6 – “Asset Dispositions,” the Private Access Note in the amount of $1,500,000 was sold on February 1, 2010. The accrued interest receivable amount as of the same date was $151,868.  The accrued interest was determined to be uncollectible in the fourth quarter of 2011 and the $151,868 was written off.

As mentioned in Note 5 – “Asset Acquisitions,” the Company entered into a letter of intent on May 27, 2011 to purchase all of the stock of Lily Group Inc.  The letter of intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011. The Lily Note has a one-year term and accrues interests at a rate of 10% per annum. As of December 31, 2011 the $500,000 principal balance and $25,206 of accrued interest receivable remain due.

In relation to the May 27, 2011 Letter of intent, the Company executed an additional five convertible notes receivable with Lily in the third quarter of 2011 in the total amount of $1,125,000.  The notes mature one year from the date of execution and accrue interest at 10% per annum. In the event of default, the interest rate will increase to 12% per annum. If the closing of the Lily transaction does not occur on or before September 30, 2012, all outstanding principal and accrued but unpaid interest under these Lily notes shall automatically convert into a total of 5.63% of the fully diluted capital stock of Lily.  As of December 31, 2011 the principal balance of $1,125,000 and accrued interest receivable of $35,411 remains due.

In relation to the second letter of intent (see note 5 “Asset Acquisitions”), the Company provided Lily with a $1,500,000 line of credit for working capital.  The loan, one year in term, accrues interest at 12% per annum.  On November 30, 2011, the Company increased the line of credit to $6,000,000. As of December 31, 2011 the balance of the line of credit is $3,677,621 and the accrued interest balance as of this same date is $68,796.

NOTE 8- NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CFO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of December 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum. Aggregate amount of line available at December 31, 2011 is $865,240.	$ 134,760	$ 228,360

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	0

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	43,829	101,257

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum. Aggregate amount of line available at December 31, 2011 is $157,305.	3,342,695	69,978
Total			$3,543,184	$399,595

The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of December 31, 2010:

Related Party	Nature of Relationship	Terms of the Agreement	Principal Amount
H.E.B., LLC a Nevada limited liability company	Scott A. Haire is the managing member of H.E.B., LLC	Unsecured, two separate $1,000,000 open lines of credit, no maturity date, and interest at 10% per annum. Accrued interest at December 31, 2010 is $234,886. Unsecured lines available at December 31, 2010 are $1,634,525.	$365,475

SWCC	Investor in eHealth	Dated 7/21/06, no state interest rate and no maturity date.	21,900

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of HEB and is a shareholder of the Company	Unsecured note with interest accrued at a rate of 10% per annum until paid in full with no maturity date. Accrued interest at December 31, 2010 is $89,336.	130,000

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of HEB	Unsecured, two separate $500,000 open lines of credit, no maturity date with an interest rate of 10% per annum until paid in full. Accrued interest at December 31, 2010 is $86. Unsecured lines available at December 31, 2010 are $983,000.	17,000

Total			$534,375

Notes Payable

Note Payable	Terms of Agreement	Principal	Discount	Interest

8% Notes, Convertible at 45% discount	Four convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution. The maturity dates range from January 6, 2012 to June 12, 2012. Notes are convertible into common stock at a 45% discount on the market price. As of March 31, 2012 $30,000 of the principal balance has been paid and $40,000 of principal converted into common stock (see note 15 “Subsequent Events.)	$ 70,000	$ -	$ 2,181

12% Notes, Convertible	Two convertible notes payable with principal and accrued interest, at 12% per annum, due July 19, 2012. Notes are convertible into common stock at a 50% discount on the market price.	200,000	109,836	10,784

Western Sierra Notes	Two notes payable issued in relation to the Mining Agreement with Western Sierra Mining Corporation discussed in Note 4.	-	-	-

July 1 Notes
Two notes payable due September 1, 2011 issued in exchange for a total of 625,000 shares of common stock. The maturity dates were extended to December 31, 2011 in exchange for 256,000 shares of Common Stock issued as extension fees.  On December 15, 2011 the remaining note balances were incorporated into two new notes payable of $125,000 and $50,000 respectively, with maturity dates of February 15, 2012, in exchange for 175,000 shares of common stock and 187,500 3-year warrants with an exercise price of $0.50.  The Company paid the notes in full on February 20, 2012 and the lenders subsequently waived all rights to default shares and payments (see note 15 “Subsequent Events.)
		175,000	12,415	-

July 2011 S enior Notes	Six senior promissory notes payable with two to three month terms, with maturity dates ranging from September 2, 2011 to December 31, 2011. Proceeds are to be used to consummate the transaction described in the May 27 letter of intent with Lily Group, Inc. (see note 5). As of March 31, 2012, $81,250 of principal on these notes has been paid, and one note in the principal amount of $150,000 is past due.	231,250	-	-

8% Notes, Convertible at 50% discount	Three convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution. The maturity dates range from July 15, 2012 to September 15, 2012. Notes are convertible into common stock at a 50% discount on the market price.	140,000	121,467	1,161

2011 4th Quarter Senior Notes	Twenty-nine notes payable with a total original principal amount of $1,232,500 and participation payments of $107,200 due on maturity dates ranging from 12/12/2011 to 2/6/2012. A total of 4,950,000 shares of common stock and 1,237,500 5-year warrants with an exercise price of $0.15 were issued to the lenders upon execution of the note agreements. As of March 31, 2012, additional payments in the amount of $826,000 have been made on these notes. Twelve notes, in the aggregate principal amount of $432,700 are past due and late fees of $27,815 have been accrued.	1,258,700	150,171	3,648

November Notes	Two, two-month $50,000 notes payable, with $4,000 participation payments each, with due dates of January 18 and 29, 2012. Each lender received 250,000 shares of common stock upon execution of the note agreement. In February 2012, the Company issued 300,000 shares of common stock in payment of the $108,000 principal balance and $1,726 of late fees. As of March 31, 2012 the balance owed on these notes is zero.	108,000	22,131	-

December 15 Notes
Two notes payable in the amount of $25,000 and a third in the amount of $50,000 due on February 15, 2012.  A total of 75,000 shares of common stock and 100,000 3-year warrants with an exercise price of $0.50 were issued to the lenders upon execution of the note agreements.  An additional 25,000 shares of common stock remains due to one lender as of December 31, 2011.  The Company failed to make payment by February 15, 2012, but the entire principal balance of $100,000 and accrued interest was paid by the end of February 2012, and the lenders subsequently waived their rights to all default shares and payments (see note 15 “Subsequent Events”.)
		100,000	23,463	-

December 30 Note	One $500,000 non-interest bearing note payable with a maturity date of February 15, 2012 and a participation payment of $50,000. The entire $550,000 balance was paid in full in February of 2012.	550,000	-	-
Total		$2,832,950	$439,483	$17,774

Debentures

On December 17, 2008 the Company issued convertible debentures which were all converted into shares of the Company’s common stock as of June 30, 2010 with no remaining debenture balance as of December 31, 2010.  The unamortized deferred loan costs remaining at June 30, 2010 relating to the debentures were recorded as interest expense as of this same date and accrued interest related to the debentures in the amount of $28,759, which was not paid as a result of conversion, has been recorded as a reduction of the loss on conversion amount of $127,704.  The net amount of loss on debenture conversion recognized for the twelve months ending December 31, 2010 is $98,945.  The Company did not issue any debentures in 2011.

Minimum Annual Maturities

The Company’s aggregate annual maturities of notes payable and long-term debt are summarized as follows:

December 31, 2012	$6,376,134
December 31, 2013	-0-
December 31, 2014	-0-

Total	$6,376,134

NOTE 9 – CUSTOMERS AND SUPPLIERS

The Company had one customer in 2011 which individually accounted for $68,883 of sales, or approximately 14% of total sales.  We are currently under no contract with any of our suppliers for software or hardware purchased for resale; therefore, we are able to select the best products for the customer and to shop around for the best price.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expenses of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry-forwards.

There is no  current  or  deferred  income  tax  expense  due to the  Companies’ consolidated  loss  position  and  the  net  deferred  tax  benefits  of  timing differences  having  been  reduced by an  offsetting  valuation  allowance.  The deferred tax consequences of temporary differences in reporting items for financial  statement  and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Companies' ability to generate taxable income within the net operating loss carry forward period. Management has considered  these  factors  in  reaching  its  conclusion as to the  valuation allowance for  financial  reporting  purposes and has recorded a 100%  valuation allowance against  the net  deferred  tax asset.  The change in the valuation allowance is approximately $666,000 for the year ended December 31, 2011.

Reconciliations of the expected federal income tax benefit based on the statutory income tax rate of 34% to the actual benefit for the years ended December 31, 2011 and 2010 are listed below.  The net loss for the Company as reported in 2011 and 2010 has been adjusted for the non deductible loss on settlement amount which has no deferred tax benefit.
	2011	2010

Expected federal income tax benefit	$1,846,557	$569,483
Valuation allowance	(666,190)	(600,350)
Debt Settlement Expense	(194,232)	0
Impairment Loss	(417,811)	0
Derivative Expense	(599,939)	0
Other	31,615	30,867

Income tax expense (benefit)	$0	$0

At  December  31,  2011 and 2010,  the  potential non-current  deferred  tax  asset  of approximately  $6,808,000 and $6,192,000  results  from the  deferred tax benefit of applying the statutory  income tax rate of 34% to the net  operating  loss  carry forwards  of approximately $20,023,000 and $18,058,000 which have a 100% valuation  allowance,  as the ability of the  Companies  to generate  sufficient taxable  income in the  future  is  uncertain.  There are no other significant deferred tax assets or liabilities.

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  All tax years starting with 2008 are open for examination.

NOTE 11 - RELATED PARTY TRANSACTIONS

The office space occupied by MOS in Fort Lauderdale is leased by HEB.  MOS shares the space with HEB and a subsidiary of WMT.  In 2010 the Company did not reimburse HEB for the cost of this leased space but recorded the value of the rent received as a capital contribution by Mr. Scott Haire in the amount of $21,668.  In 2011 the Company recorded a capital contribution by Mr. Haire in the amount of $6,500 and reimbursed HEB for the remaining rent in the amount of $26,740.

The Company also reimbursed HEB for the costs of accounting and administrative services provided to the Company by employees of HEB. A percentage of the salary paid to three full time employees of HEB was allocated to the Company, for a total of $92,373. In addition, the health benefits provided to all Company employees was paid by HEB and the actual cost incurred was reimbursed by the Company.  The amount of the health benefits reimbursed in 2011 was $18,287.

NOTE 12 -- LOSS PER SHARE

The data below shows the amounts used in computing loss per share as of December 31, for each of the following years:

	2011	2010
Loss from continuing operations available to common shareholders (numerator)	$(5,431,051)	$(1,674,951)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	87,794,918	72,124,192

Basic and diluted loss per share of common stock	$(0.06)	$(0.02)

Dilutive  loss  per  share  was not  presented,  as the  Company  had no  common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares of Class B Voting Preferred Stock, and at December 31, 2011 and December 31, 2010 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at December 31, 2011 and December 31, 2010, respectively.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At December 31, 2011 there were 97,192,187 shares issued and outstanding.  At December 31, 2010 there were 84,776,718 shares issued and outstanding.

Warrants

A summary of the status of the warrants granted at December 31, 2011 and 2010 and changes during the year is presented below:

	For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	714,285	$0.07
Granted	3,125,000	0.21
Exercised	714,285	0.07
Forfeited	-	-
Expired	-	-
Outstanding at end of period	3,125,000	$0.21

As of December 31, 2011
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.08	1,250,000	2.6	$0.08	1,250,000	$0.08
0.15	1,237,500	4.6	0.15	1,237,500	0.15
0.50	387,500	0.0	0.50	387,500	0.50
0.75	250,000	2.8	0.75	250,000	0.75
0.08 - .75	3,125,000	3.6	$0.21	3,125,000	$0.21

For the Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-
Granted	714,285	0.07
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	714,285	$0.07

As of December 31, 2010
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$0.07	714,285	2.4	$0.07	714,285	$0.07
$0.07	714,285	2.4	$0.07	714,285	$0.07

NOTE 14 – DERIVATIVE LIABILITIES

In 2010 and 2011, the Company issued stock purchase warrants to consultants and to various lenders as part of note payable agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from July 19, 2014 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  As of December 31, 2011, the Company had outstanding warrants entitling the holders to purchase 3,125,000 shares of the Company’s common stock upon exercise.

As of December 31, 2011, the Company did not have a sufficient number of common shares authorized to fulfill the possible exercise of all outstanding warrants. As a result, the Company determined that the warrants do not quality for equity classification.  Accordingly, the warrants are treated as a derivative liability and are carried at fair value.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	352.44% to 503.93%
Risk free interest rate	.36% to .83%
Expected life (years)	1.00 to 5.00

During 2011, the Company issued various notes payable, convertible into shares of common stock at discounts ranging from 45% 50%.  In accordance with ASC Topic No. 470-20-25-4, the Company calculated the intrinsic value of the beneficial conversion features of the debt at the time of issuance.  At December 31, 2011, the Company determined that the conversion features qualified as derivative liabilities under ASC 815.  The Company revalued the beneficial conversion features of the convertible debt still outstanding and recorded the change in fair value as a derivative liability.

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2011 and 2010:

Balance, December 31, 2010	0
Change in Fair Value of Warrant Derivative Liability	(1,582,963)
Change in Fair Value of Beneficial Conversion Liability	(644,462)
Balance, December 31, 2011	(2,227,425)

NOTE 15 – SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2011 are outlined below:

In the first quarter of 2012, the Company prepaid $30,000 of principal and $23,723 of interest and early payment fees related to the 8% convertible notes payable (see Note 8).  The remaining $40,000 of principal and $1,600 of interest was converted into 122,637 shares of Common Stock.  As of March 31, 2012 the principal and accrued interest balance due on these notes is zero.

In the first quarter of 2012, the Company paid $81,250 in principal on the July 2011 Senior Notes. As of March 31, 2012 one of the July 2011 Senior Notes (see Note 8) in the principal amount of $150,000 is past due.

On January of 2012, the Company executed a convertible note payable with an unrelated party in the principal amount of $45,000.  The note accrues interest at 8% per annum and is due October 12, 2012. The note is convertible into common stock at a 50% discount on the market price.

In January of 2012, the Company issued convertible debentures in the principal amount of $400,000 to an unrelated party and issued 150,000 shares of common stock to the lender as part of the agreement.

On January of 2012, the Company executed a secured promissory note with an unrelated party in the principal amount of $255,000. The note and interest, accrued at 10% per annum, is due on July 23, 2012 or earlier should VHGI Coal close its announced acquisition of Lily Group, Inc.  The Company issued 5 year warrants to purchase 357,000 shares of common stock at an exercise price of $0.34 per share.  Upon the closing of the acquisition of Lily in February 2012 the entire principal balance of $255,000 and accrued interest of $1,677 was paid in full.

In January of 2012, the Company issued 1,094,962 shares of common stock to unrelated parties in the cashless exercise of a warrant to purchase 1,250,000 shares at an exercise price of $0.08.  The cashless exercise resulted in the cancellation of the warrant holders’ rights to 115,038 shares.

On February 15 2012, the Company failed to make payment in full on the revised July 1 notes payable (see Note 8).  The default provisions of the notes payable resulted in the Company owing the lenders $83,000 in default bonus payments and 75,000 shares of common stock with a fair market value of $45,750.  The original balances of $125,000 and $50,000 were paid in full on February 20, 2012, and the lenders subsequently waived their rights to all default shares and payments.

On February 15 2012, the Company failed to make payment in full on the December 15 notes payable (see Note 8).  The default provisions of the notes payable resulted in the Company owing the lenders $56,000 in default bonus payments and 55,000 shares of common stock with a fair market value of $35,750.  The original note balances of $100,000 in aggregate were paid in full by the end of February 2012, and the lenders subsequently waived their rights to all default shares and payments.

In February of 2012, the Company paid the entire principal of $550,000 due on the December 30 Note payable.

On February 22, 2012, VHGI Coal, Inc. (a wholly-owned subsidiary of VHGI Holdings, Inc.) closed its announced acquisition of the Lily Group, Inc.  Additionally, VHGI Coal secured $13 million debt with Platinum Partners Credit Opportunities Master Fund LP.  The debt carries a 12.0% annual interest rate and matures on May 15, 2012, unless extended at the option of VHGI Coal to August 16, 2012, contingent on the achievement of certain events as outlined in the Note Purchase Agreement.  The proceeds from the financing will go to refinance certain existing debt of the VHGI Coal, pay vendors, pay transaction costs, and fund short-term working capital needs.

As of March 31, 2012, payments in the amount of $826,500 have been made on the 2011 4th Quarter Senior Notes (see Note 8).  Twelve of the notes, in the total principal amount of $432,200 are past due and late fees in the amount of $27,815 have been accrued related to these notes.

As of March 31, 2012, both of the November Notes payable in the aggregate principal amount of $108,000 are past due.

In March of 2012, the Company issued 1,500,000 shares of common stock related to a subscription agreement in the amount of $15,000.

In the first quarter of 2012, the Company issued nine additional notes payable in the aggregate principal amount of $1,235,000.  As of March 31, 2012, five of these notes with an aggregate principal amount of $485,000 have been paid in full and two notes with an aggregate principal amount of $250,000 are past due.

On April 2, 2012 the Board of Directors adopted a Code of Ethics (“the Code”) that applies to all Company directors, officers, and employees.  The Code incorporates guidelines designed to deter wrongdoing, to promote honest and ethical conduct, compliance with applicable laws, regulations and disclosure requirements, prompt internal reporting of Code violations and accountability for Code adherence.  A copy of the Code is available, free of charge, on our website www.vhgiholdings.com/management.html under the “Management” section.

On December 19, 2011 VHGI Holdings announced that it intends to distribute to the shareholders of VHGI Holdings all of its ownership interest in Medical Office Software, Inc., which will result in MOS being a separately traded publicly-held company.  This transaction will subject shares of MOS to registration under the Securities Exchange Act of 1934.  Prior to the spin-out MOS will raise up to $2.5 million in capital.  In addition MOS intends to acquire one or more entities after the spinout to broaden its business.

In January 2012, an affiliate returned 1,000,000 restricted shares of common stock to the Company for the interim period until the Company executes an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock.

As reported in the Company’s 8-K filing on April 4, 2012, VHGI Holdings, Inc., filed a Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock with the Secretary of State of the State of Delaware, designating 6,000 shares of Series C Preferred Stock, par value $.001 per share.  The Series C Preferred Shares rank pari passu with shares of Common Stock, with respect to dividends and payments upon liquidation, dissolution, and winding up of the Company.  Subject to certain adjustments set forth in the Certificate of Designations, each of the Series C Preferred Shares shall automatically convert into 1,000 shares of Common Stock upon a “Conversion Triggering Event,” defined as the effectiveness of an amendment to the Company’s Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of all Series C Preferred Shares into shares of Common Stock.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 and as of the date of this filing.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.   OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2011:

Director's name	Age	Position With Company

Douglas P. Martin	47	Chief Executive Officer

Scott A. Haire	47	Chief Financial Officer and Chairman

James M. Renfro	65	President

Deborah J. Hutchinson	53	Director

Eric Leonetti	53	Chief Operating Officer, VHGI Gold, LLC

Douglas P. Martin—Mr. Martin was appointed as the Company’s Chief Executive Officer on April 4, 2011. Immediately prior to being appointed to this position Mr. Martin  was the owner and principal of  a consulting firm working in the corporate communication and merger and acquisition markets, financial and capital generation markets.  He is a graduate of Sir Sanford Fleming College and attended the University of Guelph in Ontario, Canada.  He has developed an extensive network of contacts in the financial communities in North America, Asia and Europe.

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

Deborah Jenkins Hutchinson — Ms. Hutchinson has served as a Director of the Company since August 28, 2006.  In January 2010, Ms. Hutchinson was appointed President of WMT.  From 2005 until this appointment, Ms. Hutchinson served in various capacities, including most recently, President, of Virtual Technology Licensing, LLC, a subsidiary of HEB, the Company’s largest shareholder.  Prior to joining Virtual Technology Licensing, she was the Managing Member of Cognitive Communications, LLC, a business consulting company and served as Special Consultant to Health Office India for strategy development and operations assistance for work with US clients in medical transcription and coding services.  Ms. Hutchinson is currently on the Board of Directors for Private Access, Inc. and WMT.

Eric Leonetti – In August 2010, Mr. Leonetti joined VHGI Gold as the Chief Operating Officer. Immediately prior to joining VHGI Gold Mr. Leonetti owned a consulting firm assisting in the development of natural resources projects in the areas of Oil, Natural Gas, Minerals (coal and uranium) and precious metal mining (Gold and Silver). Mr. Leonetti has over 25 years of business experience ranging from B2B marketing and sales to Operations and Executive Management; holds a Six Sigma certificate along with ISO Auditors certifications having played a key role in the ISO certification of two companies. Mr. Leonetti has also served as the President and CEO of an OTC Pink Sheet energy development company.

BOARD COMPOSITION AND COMMITTEES

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

Code of Ethics

On April 2, 2012 we adopted a Code of Ethics applicable to our principal executive, financial and accounting officers.  The Code of Ethics can be found on our website at www.vhgiholdings.com on the “Management” page.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC.  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it and representations from certain reporting persons regarding their compliance with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation awarded to, earned by or paid to executive officers (or those acting in a similar capacity).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Douglas Martin (a)	2011	90,000							90,000
	2010	0
Scott Haire (b)	2011	0
	2010	0
James Renfro	2011	60,000							60,000
	2010	60,000							60,000
Eric Leonetti (c)	2011	90,000		17,000					107,000
	2010	33,750							33,750

NOTES TO SUMMARY COMPENSATION TABLE

(a) Effective April 1, 2011, Mr. Doug Martin was appointed as the Company’s Chief Executive Officer and did not start receiving compensation from the Company until this time.

(b) Scott A. Haire serves as the Company’s Chief Financial Officer, but as a majority shareholder, has elected not to receive compensation for either of the last two fiscal years.

(c) Effective August 2010, Mr. Leonetti was appointed as the Chief Operating Officer for VHGI Gold and did not start receiving compensation from the Company until this time.

EMPLOYMENT AGREEMENTS

On April 1, 2011, the Company entered into an employment agreement with Mr. Douglas P. Martin in connection with his appointment as the Company’s Chief Executive Officer. The agreement was for an initial period of one year. Mr. Martin’s annual salary is $120,000 per year effective April 1, 2011.  In addition, Mr. Martin is also entitled to participate in a bonus program as determined by the Board of Directors.  Additionally, at the end of the initial term, Mr. Martin was entitled to receive fully vested options on 100,000 shares of the Company’s common stock at the price on April 1, 2011 in the event that the Company meets certain performance goals, as defined in the agreement, including, but not limited to, reaching a net profit amount of $500,000 before tax.  As of April 1, 2012 these goals have not been met.

On August 1, 2011, VHGI Gold entered into an employment agreement with Mr. Eric Leonetti in connection with his appointment as its Vice President and Chief Operating Officer. The agreement is for an initial period of one year.  Mr. Leonetti’s annual salary is $90,000 per year effective August 1, 2011.  In addition, Mr. Leonetti is also entitled to participate in a bonus program as determined by the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2011, for: (i) each person who is known by the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s directors, (iii) each of the Company’s Named Executive Officers, and (iv) all directors and executive officers as a group.  As of December 31, 2011, the Company had 97,192,187 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage of Class
H.E.B., LLC (1) (2)	24,119,730	(2)	24.82%
James Stuckert Trust 500 W Jefferson St, Louisville, KY 40202	7,942,960		8.17%
MLH, LLC 525 W. Main St #240, Lexington, KY 40507	5,812,394		5.98%

Asher Enterprises, Inc 1 Linden Pl., Suite 207, Great neck, NY 11021	5,530,842		5.69%
Caesar Capital Group, LLC 7 Dey Street, Suite 1503, New York, NY 10007	5,173,049		5.32%
Commercial Holding AG, LLC 304 High Point Ct., Frankfort, KY 40601	5,150,001		5.30%
Western Sierra Mining Corp. 2750 Cisco Drive South, Lake Havasu City, AZ 86403	5,000,000		5.14%

Officers and Directors(1)
Scott A. Haire (1) (2)	24,119,730	(2)	24.82%
Douglas Martin	1,325,659	(3)	1.36
James Renfro	-		*
Eric Leonetti	200,000		0.21
Deborah Hutchinson	500,000		0.51

All directors and executive officers as a group (5 Persons)	26,145,389		26.90%

* less than 1%

1)	Unless otherwise noted, the address for each person or entity listed is 777 Main Street, Suite 3100, Fort Worth Texas, 76102.
2)
Mr. Scott Haire is the managing member of H.E.B., LLC and, in such capacity, is deemed to beneficially own the shares of stock held by H.E.B., LLC.  The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

3)
Mr. Douglas Martin is the sole shareholder of Everest Limited, Inc. and, in such capacity, is deemed to beneficially own the shares of stock held by Everest Limited, Inc. The ownership of shares held by both parties has been combined for purposes of calculating the percentage of ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”)—the following:

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

Scott A. Haire, the CFO and director of VHGI, also served as the CFO and a director of WMT. Based on shares outstanding as of the report on Form 10-K filed by WMT for the year ended December 31, 2011, Mr. Haire beneficially owns, through HEB, a Nevada limited liability company of which Mr. Haire is the managing member, 22% of the outstanding common stock of WMT.  In addition, Deborah Hutchinson, VHGI board member, is President of WMT and a member of WMT Board of Directors.

The above mentioned WMT Note is paid in full as of December 31, 2011.

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's CFO, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of December 31, 2011:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured, $1,000,000 open line of credit, no maturity date, and interest at 10% per annum. Aggregate amount of line available at December 31, 2011 is $862,240.	$ 134,760	$ 228,360

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	0

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	43,829	101,257

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured, $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum. Aggregate amount of line available at December 31, 2011 is $157,305.	3,342,695	69,978
Total			$3,543,184	$399,595

The office space occupied by MOS in Fort Lauderdale is leased by HEB and is shared by MOS, HEB and a subsidiary of WMT.  The Company’s corporate office in Forth Worth is also leased by HEB and shared by WMT and HEB.  The Company reimbursed HEB $26,740 for rent in the year 2011 and MOS recorded a capital contribution from Mr. Scott Haire for the remaining $6,500 of rent expense.  The Company also reimbursed HEB $92,373 for the cost of accounting and administrative services provided to the Company by employees of HEB.  The amount was determined by allocating a portion of the salaries of the three full-time employees of HEB who provided services to the Company.  The health benefits provided to all Company employees was also paid by HEB.  In 2011, the Company reimbursed HEB $18,287 for the actual cost incurred in 2011 for health benefits.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees – Amounts billed and to be billed by Pritchett, Siler & Hardy, P.C. for services performed during the last two fiscal years were $39,028 and $45,667 for the period ended December 31, 2011 and December 31, 2010, respectively. Our auditors provided no other services for us during the last two fiscal years other than audit services.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i)	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2010)
3(ii)	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
4.1
Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2012)

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
10.11
Veriscrip Royalty Agreement, dated February 1, 2010, between Virtual Health Technologies, Inc. and Secure eHealth, LLC(Incorporated by reference to Exhibit 10.4of the Company's Current  Report on Form 8-K filed with the Commission on February 9, 2010)

10.12*	Employment Agreement between the Company and Douglas P. Martin dated as of April 1, 2011
10.13*	Employment Agreement between VHGI Gold, Inc. and C. Eric Leonetti, dated as of August 1, 2011
10.14
Convertible Promissory Note, dated June 28, 2011, made in favor of the Company by Lily Group Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011)

10.15
Operating and Purchase Agreement, dated August 16, 2011, by and between VHGI Energy LLC and Outdoor Resources, Inc. ((Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011)

10.16	Letter of Credit to Lily Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2011)
10.17	Stock Purchase Agreement dated December 29, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2012)
10.18
First Amendment to Stock Purchase Agreement, dated February 1, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)

10.19	Note Purchase Agreement dated February 16, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)
10.20
Mortgage,  Security Agreement, Assignment of Production and Proceeds, Financing Statement and   Fixture Filing, dated February 16, 2012  (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)

10.21	Promissory Note, dated February 16, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)
10.22	Guaranty Agreement dated February 16, 2012 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)
21.1*	Schedule of Subsidiaries
31.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification of Principal Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002*
[100	XBRL Related Documents]
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T
*Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

Date: April 16, 2012	Vhgi Holdings, Inc. (Registrant) By /s/ Scott A. Haire Scott A. Haire Chairman and Chief Financial Officer

Pursuant with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas P. Martin Douglas P. Martin /s/ Scott A. Haire Scott A. Haire	Chief Executive Officer (Principal Executive Officer) Chairman and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 16, 2012 April 16, 2012