Form 10-Q
period 2012-03-31
VHGI HOLDINGS, INC.
filed 2012-05-21
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2012

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

Shares issued and outstanding of the registrant’s $.001 par valueCommon Stock as of March 31, 2012: 99,059,786.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited)	3
and December 31, 2011 (audited)

Unaudited Condensed Consolidated Statements of Operations	4
for the three months ended March 31, 2012and 2011

Unaudited Condensed Consolidated Statements of Cash Flows	5
for thethree months ended March 31, 2012and 2011

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	13
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	15

Item 4: Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	16

Item 1A: Risk Factors	16

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3: Defaults upon Senior Securities	16

Item 4: Mine Safety Disclosures	16

Item 5: Other Information	16

Item 6: Exhibits	17

Signatures	17

PART I – FINANCIAL INFORMATION

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$-	$13,030
Accounts Receivable, net	264,804	25,340
Prepaid Expenses	465,420	100,874
Deposits	69,240	29,240
Deferred Charges	15,535	90,477
Notes Receivable	50,000	-
Interest Receivable	83	-
Total Current Assets	865,082	258,961

OTHER ASSETS:
Property Plant and Equipment, net	46,666,350	-
Notes Receivable - Related Parties	-	5,302,621
Interest Receivable - Related Parties	-	129,413
Mining Lease Rights	1,529,536	1,529,536
Deferred Charges, long term	7,356	-
TOTAL ASSETS	$49,068,324	$7,220,531

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank Overdraft	$61,853	$-
Accounts Payable	5,871,658	431,753
Unearned Revenue	45,590	47,087
Accrued Payroll and Payroll Taxes	344,665	18,794
Other Accrued Liabilities	3,063	1,093
Dividends Payable	33,750	33,750
Notes Payable, net of discount	13,700,000	2,393,467
Notes Payable - Related Parties	21,136,967	3,543,184
Accrued Interest	195,791	17,774
Accrued Interest - Related Parties	524,143	399,595
Derivative Liabilities	3,658,669	2,227,425
Stock Subscription Payable	1,001,408	5,299
Total Current Liabilities	46,577,557	9,119,221

LONG TERM LIABILITIES:
Notes Payable, long term	1,935,274	-
Debentures, net of discount	31,387	-
	1,966,661	-

TOTAL LIABILITIES	48,544,218	9,119,221

STOCKHOLDERS' EQUITY
Preferred stock, Series A - $10 par value, 700,000 issued and outstanding as of March 31, 2012 and zero issued and outstanding December 31, 2011.	7,000,000	-
Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of March 31, 2012 and December 31, 2011	70	70
Common stock - $0.001 par value, 100,000,000 shares authorized, 99,059,786 and 97,192,187 issued and outstanding as of March 31, 2012 and December 31, 2011	99,060	97,192
Additional Paid-in Capital	10,571,587	9,699,150
Stock Subscription Receivable	(24,000)	(24,000)
Retained Deficit	(17,122,611)	(11,671,102)
TOTAL STOCKHOLDERS' EQUITY	524,106	(1,898,690)

TOTAL LIABILITIES AND STOCKHOLDERS'	$49,068,324	$7,220,531
EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	March 31, 2012	March 31, 2011
		Restated
Total Revenue	$449,032	$112,966

Cost of Sales	(45,268)	(30,635)

Gross Profit	403,764	82,331

OPERATING EXPENSES:
Selling, General and Administrative	(2,132,315)	(265,113)

LOSS FROM CONTINUING OPERATIONS	(1,728,551)	(182,782)

OTHER INCOME (EXPENSES):
Interest Income	687	15,311
Loss on Settlement	(754,247)	(40,091)
Change in fair value of Derivative Liability	(1,089,918)	(22,431)
Debt Related Expense	(1,720,206)	-
Interest Expense	(159,274)	(16,628)
Other Income (Expenses)	(3,722,958)	(63,839)

NET LOSS BEFORE TAXES	(5,451,509)	(246,621)
Current Tax Expense	-	-
Deferred Tax Expense	-	-
NET LOSS	$(5,451,509)	$(246,621)

Basic gain (loss) per common share	$(0.06)	$(0.00)

Weighted average number of common shares	98,677,458	85,115,102

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated
Net loss	$(5,451,509)	$(246,621)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	173,176	2,621
Amortization of deferred financing costs	605,015	-
Non-cash expenses	55,233	25,419
Loss on debt settlement	-	40,091
Loss on derivatives	179,415	-
Warrant expense	637,941	-
Change in fair value of stock subscription payable	767,362	22,431
Change in fair value of derivative liability	874,828	-
Forgiveness of debt	(223,500)	-
Stock issued for debt related costs	396,518	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(62,343)	16,081
(Increase) decrease in prepaids and other assets	(371,212)	1,500
(Increase) decrease in interest receivable - related parties	-	(15,311)
(Increase) decrease in interest receivable	129,330	-
Increase (decrease) in deferred revenue	(1,497)	-
Increase (decrease) in accounts payable	(795,009)	13,096
Increase (decrease) in accrued payroll and payroll taxes	112,996	(19,569)
Increase (decrease) in other accrued liabilities	1,970	1,194
Increase (decrease) in accrued interest	179,617	595
Increase (decrease) in accrued interest - related parties	13,065	16,033
Net cash provided (used) by operating activities	(2,778,604)	(142,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of notes receivable-related parties	-	(453,100)
Proceeds from notes receivable-related parties	5,302,621	402,700
Purchase of notes receivable	(50,000)	-
Proceeds from notes receivable	-	-
Purchase of property, plant, and equipment	(478,117)	-
Purchase of mining lease rights	-	(4,536)
Net cash provided (used) in investing activities	4,774,504	(54,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	61,853	(45,654)
Cash acquired in acquisition	36,693	-
Proceeds from notes payable	1,587,482	-
Payments on notes payable	(4,660,008)	(40,000)
Proceeds from notes payable - related parties	546,550	302,550
Payments on notes payable - related parties	-	(16,400)
Proceeds from sale of stock	25,000	-
Proceeds from debentures	393,500	-
Net cash provided by financing activities	(2,008,930)	200,496

NET INCREASE (DECREASE) IN CASH	(13,030)	3,120

Cash, beginning of period	13,030	-
Cash, end of period	$-	$3,120

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Common Stock issued in payment of debt related costs	$396,518	$-
Common Stock issued in payment of debt	$-	$52,000
Contributed rent as a capital contribution	$-	$6,500
Preferred Stock issued in acquisition	$7,000,000	$-
Note payable issued in acquisition	$17,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of March 31, 2012 and unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2011 and 2010, included in the Company’s Annual Report on Form 10-K.  The audited consolidated balance sheet as of December 31, 2011 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  Medical Office Software, Inc. (“MOS”), a Florida corporation, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company, VHGI Coal, Inc. (“VHGI Coal”), a Delaware corporation, and Lily Group, Inc., an Indiana corporation (“Lily”).   All intercompany accounts and transactions have been eliminated.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock (the “Common Stock”). Such a feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes.

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

NOTE 3 – MINING LEASE RIGHTS

In November 2009, the Company entered into an agreement to assume the lease purchase option of the Treasure Gulch Gold Mine (“Gulch Mine”) lease rights situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  The assumption of the Gulch Mine lease rights was recorded at a total of $435,000, which consists of $50,000 for the initial lease assumption, $25,000 to extend the lease through February 15, 2013 and $360,000 for the issuance of 2,000,000 shares of Common Stock to the assignor of the mining lease rights in first quarter of 2010.

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of Common Stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note, the agreement required VHGI to issue to Western Sierra an additional 2,500,000 shares of Common Stock; however, at least ten (10) days prior, either the Company could elect to pay, or Western Sierra could elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra shares of Common Stock.  In addition, the Company will pay Western Sierra a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.

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

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.  The balance of the mining lease rights as of March 31, 2012, including these additions, is $1,529,536.

NOTE 4 – ASSET ACQUISITIONS

On August 15, 2011 the Company (VHGI Energy) entered into an agreement with Outdoor Resources, Inc. of Crossville, Tennessee (“Outdoor Resources”) to drill an initial oil well within 120 days.   The well is to be located in the "Upper Cumberland Region" of north central Tennessee (Morgan, Fentress and/or Scott Counties).  The plan is for a shallow drilling program with a target of the Monteagle formation (750'); traditionally Tennessee's top gas and oil producing formation.  The Monteagle is the most wide spread oil and gas producing formation in the Cumberland Plateau. This is a single well "Turnkey" drilling agreement allowing VHGI Energy a 65% "Overriding Royalty" while Outdoor Resources and the land owners will hold the remaining interest.   Outdoor Resources will hold 100% of the "Working Interest".  VHGI Energy has retained the right to acquire up to an additional four (4) wells upon completion of this initial effort.  The "Turnkey" drilling costs are to be $150,000 per well.  There can be no assurances as to whether or not the transactions within this agreement shall come to fruition.   But if such a transaction is completed, the Company will be engaged through Outdoor Resources in the licensed drilling and operation of oil and natural gas wells in the State of Tennessee.

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with the sole shareholder of Lily to purchase all of the stock of Lily, which owns a coal mining operation in Indiana.  Though the terms of the Letter of Intent were non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily Note”). The Lily Note had a one-year term and accrues interest at a rate of 10% per annum. In addition, if the closing of the Lily transaction did not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note would automatically convert into 2.5% of the fully diluted capital stock of Lily.  The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011.  On August 31, 2011 the Company and Lily entered into an agreement to extend the Letter of Intent expiration date from September 1, 2011 to September 30, 2011.  This letter of intent was replaced on October 2, 2011 by a second letter of intent.

In relation to the May 27, 2011 Letter of intent, the Company executed an additional five convertible notes receivable with Lily in the third quarter of 2011 in the total amount of $1,125,000.  The notes matured one year from the date of execution and accrued interest at 10% per annum. In the event of default, the interest rate would increase to 12% per annum. If the closing of the Lily transaction did not occur on or before September 30, 2012, all outstanding principal and accrued but unpaid interest under these Lily notes would automatically convert into a total of 5.63% of the fully diluted capital stock of Lily.

On October 2, 2011, the Company entered into a second letter of intent (the “Second Letter of Intent”) with Lily reiterating the Company’s plans to purchase all of the stock of Lily.  The second Letter of Intent, which terminated on November 15, 2011, required the Company to provide Lily with a line of credit for working capital.  The loan, with a term of one year, accrued interest at 12% per annum.  If for any reason the transaction did not close, the loan would be converted into 7.5% non-diluted equity in Lily.

On December 29, 2011, VHGI Coal entered into a definitive stock purchase agreement with Paul Risinger to purchase 100% of the capital stock of Lily.  Lily was owned and controlled by its sole shareholder, Paul Risinger, who now serves as President of VHGI Coal post-transaction.  Paul Risinger was issued 700,000 shares of Series A Convertible Preferred stock, par value $10 per share, of VHGI Coal bearing a 5.0% annual dividend rate. Each Preferred Share is convertible into one share of Common Stock of VHGI Coal, representing 7.0% of the shares outstanding of VHGI Coal upon full conversion. On February 16, 2012, VHGI Coal closed its announced acquisition of Lily.

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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by eHealth or any affiliate of eHealth from the sale of the VPS technology.  The sale of eHealth resulted in a gain on disposition of $23,576.  The balance of the WMT Note, including interest, was paid in full as of September 30, 2011.

Scott A. Haire, the Company's Chairman, also serves as the Chief Financial Officer (“CFO”) and a director of WMT.  Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding Common Stock of WMT.

NOTE 6 - NOTES RECEIVABLE

Notes Receivable – Related Parties

As of March 31, 2012, the Company does not have any notes receivable from related parties.

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of March 31, 2012:

Notes Receivable	Terms of Agreement	Principal	Interest

March 26, 2012 Promissory Note	Promissory note with interest accrued at 5% per annum, due June 30, 2012.	$50,000	$83

Total		$50,000	$83

NOTE 7- NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's Chairman, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of March 31, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum. Aggregate amount of line available at March 31, 2012 is $820,899.	$ 179,102	$ 232,275

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	-

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date.	43,830	102,353

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum. Aggregate amount of line available at March 31, 2012 is $0.	3,892,135	150,392

Paul R. Risinger	Mr. Risinger is the current president of Lily Group Inc.	Note payable due March 31, 2012 with interest accrued at 3% per annum and 8% after the due date.	17,000,000	39,123

Total			$21,136,967	$524,143

Notes Payable

The following is a summary of amounts due to unrelated parties, including terms of the debt, and the interest accrued as of March 31, 2012:

Note Payable	Terms of Agreement	Principal	Discount	Interest

8% Notes, Convertible at 45% discount	Four convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution. The maturity dates range from January 6, 2012 to June 12, 2012. Notes are convertible into Common Stock at a 45% discount on the market price. As of March 31, 2012 $ 30,000 of the principal balance has been paid and $40,000 of principal converted into Common Stock (see note 13 “Subsequent Events”).	$ -	$ -	$ -

12% Notes, Convertible	Two convertible notes payable with principal and accrued interest, at 12% per annum, due July 19, 2012. Notes are convertible into Common Stock at a 50% discount on the market price.	200,000	60,109	16,701

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
Common Stock and 187,500 3-year warrants with an exercise price of $0.50.
The Company paid the notes in full on February 20, 2012 and the lenders subsequently waived all rights to default shares and payments.
		-	-	-

July 2011 Senior Notes	Six senior promissory notes payable with two to three month terms, with maturity dates ranging from September 2, 2011 to December 31, 2011. Proceeds are to be used to consummate the transaction described in the May 27 letter of intent with Lily Group, Inc. (see note 5). As of March 31, 2012, one note in the principal amount of $150,000 is past due.	150,000	-	-

8% Notes, Convertible at 50% discount	Three convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution. The maturity dates range from July 15, 2012 to September 15, 2012. Notes are convertible into Common Stock at a 50% discount on the market price.	140,000	77,886	3,923

2011 4th Quarter Senior Notes	Twenty-nine notes payable with a total original principal amount of $1,232,500 and participation payments of $107,200 due on maturity dates ranging from 12/12/2011 to 2/6/2012. A total of 4,950,000 shares of Common Stock and 1,237,500 5-year warrants with an exercise price of $0.15 were issued to the lenders upon execution of the note agreements. As of March 31, 2012, ten of these notes, in the aggregate principal amount of $432,200 are past due and default interest in the amount of $46,188 has been accrued.	432,200	-	46,188

November Notes	Two, two-month $50,000 notes payable, with $4,000 participation payments each, with due dates of January 18 and 29, 2012. Each lender received 250,000 shares of Common Stock upon execution of the note agreement. As of March 31, 2012 these notes are past due and $3,328 of default interest payable has been accrued.	108,000	-	3,328

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
was paid by the end of February 2012, and the lenders subsequently waived their rights to all default shares and payments. As of March 31, 2012 an additional 25,000 shares of Common Stock remains due to one lender.
		-	-	-

December 30 Note	One $500,000 non-interest bearing note payable with a maturity date of February 15, 2012 and a participation payment of $50,000. The entire $550,000 balance was paid in full in February of 2012.	-	-	-

January 10, 8% Convertible Note	Convertible note payable with principal and accrued interest at 8% per annum due October 12, 2012, convertible into Common Stock at a 50% discount on the market price.	45,000	31,794	779

January 11, 2012 Senior Promissory Note	Note payable in the amount of $200,000 and a participation payment of $50,000 due March 31, 2012. As part of the note agreement, the lender received 400,000 stock purchase warrants with an exercise price of $0.60. As of the date of this filing, the $250,000 balance of this note is past due.	250,000	-	-

January 2012 Notes	Six notes payable in aggregate principal amount of $440,000 due by the earlier of July 30, 2012 or the closing of the Lily acquisition. The lenders received a total of 634,500 stock purchase warrants with an exercise price of $0.34. These notes were paid in full as of March 31, 2012.	-	-	-

$500,000 Senior Promissory Note	Senior promissory note in the original principal amount of $500,000 due January 31, 2012. As of March 31, 2012 $200,000 of the note balance is past due and the lender is owed 100,000 shares of Common Stock related to the original note agreement.	200,000	-	-

January 15, 2012 Senior Promissory Note	Senior promissory note in the original principal amount of $50,000 with a bonus payment of $3,000 with a maturity date of February 28, 2012. Additionally, the lender will received 100,000 shares of Common Stock and 50,000 warrants to purchase Common Stock at an exercise price of $0.50. As of March 31, 2012 the 100,000 shares of commons stock have not been issued to the lender and the balance of $53,000 is past due. Default interest in the amount of $789 has been accrued.	53,000	-	789

January 30, 2012 Promissory Note	Promissory note in the amount of $250,000 with interest accrued at 16% per annum due April 30, 2012. The note agreement entitles the lender to 200,000 stock purchase warrants with an exercise price of $1.00 and 200,000 shares of Common Stock. As of March 31, 2012 the 200,000 shares of Common Stock have not been issued. As of the date of this filing, this note and the related interest payable is past due.	250,000	80,556	6,778

Platinum Partners Note	Promissory note in the amount of $13,000,000 with interest accrued at 12% per annum due May 16, 2012 unless extended pursuant to terms of agreement to August 16, 2012.	13,000,000	-	111,483

Lily Notes Payable	Various note payable agreements issued between July 14, 2011 and September 16, 2011due within one to three years of issuance, secured by interest in vehicles and equipment.	1,056,515	-	-

March 28, 2012 Promissory Note	Convertible note payable with a principal amount of up to 278,000 including an approximate original issue discount of 10% with a maturity date of March 28, 2013. Note is convertible at the lesser of $0.57 or a 30% discount on the fair market value of the Company’s Common Stock.	110,000	109,096	-
Total		$15,994,715	$359,441	$189,969

Debentures – January 2012

On January 5, 2012, the Company entered into a Securities Purchase Agreement for the sale of convertible debentures with a maturity date of January 5, 2015, in the total principal amount of $400,000 and 150,000 shares of Common Stock. The Debentures accrue interest at 6% per annum. The Debentures may be converted into shares of the Company’s Common Stock at a conversion price equal to seventy percent (70%) of the lowest closing bid price per share for the twenty (20) trading days immediately preceding the date of conversion; provided that no holder may convert Debentures into, nor shall the Company issue to such holder, shares of Common Stock to the extent that the conversion would result in a holder and its affiliates together beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s Common Stock.   This ownership restriction may be waived, however, by a holder upon sixty-one (61) days prior written notice.

The Debentures may be redeemed by the Company at any time or from time to time at a price equal to (x) one hundred twenty percent (120%) of the principal amount of the Debenture if the Debenture is called for redemption within 90 days of the issuance date, or one hundred thirty percent (130%) if called for redemption on a date between 91 and 180 days after the closing, or one hundred and forty percent (140%) thereafter.

The Company received $360,000 from the sale of the debentures and 150,000 shares of Common Stock.  The difference between the face value of the debentures and the funds received has been recorded as an original issue discount in the amount of $40,000, which is being amortized over the term of the debentures.  Additionally, the Company recorded $12,500 of deferred loan costs related to the issuance of the debentures which are also being amortized over the term of the debentures.  At March 31, 2012, the unamortized original issue discount is $36,861 and the remaining balance of deferred loan costs is $11,519.

The value of funds received from securities purchase agreement has been allocated to the beneficial conversion feature of the debentures and the 150,000 shares issued for a total discount of $360,000.  The unamortized discount at March 31, 2012 is $331,752.

Debentures – March 2012

On March 30, 2012, the Company entered into a Securities Purchase Agreement for the sale of convertible debentures with a maturity date of September 30, 2012, in the total principal amount of $50,000. The Debentures accrue interest at 8% per annum. The Debentures may be converted into shares of the Company’s Common Stock at a conversion price equal to fifty percent (50%) of the lowest closing bid price per share for the ten (10) trading days immediately preceding the date of conversion. At March 31, 2012, the entire principal balance of $50,000 remains due.

The Company recorded $4,000 of deferred loan costs related to the issuance of the debentures which are being amortized over the term of the debentures.  The balance of deferred loan costs related to the March 2012 debentures at March 31, 2012 is $3,978.

In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $50,000 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the debt.  The unamortized balance at March 31, 2012 is $50,000.

As of March 31, 2012, a total $5,822 of interest has been accrued related to the January2012 and March 2012 Debentures.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares as Class B Voting Preferred Stock, and at March 31, 2012 and December 31, 2010 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at March 31, 2012 and December 31, 2011. Effective March 29, 2012, the Company designated 6,000 shares as Series C Preferred Stock, which shall automatically convert into 1,000 shares of Common Stock upon a “Conversion Triggering Event” defined as the effectiveness of an amendment to the Company’s Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of all Series C Preferred Shares into shares of Common Stock.  As of March 31, 2012, there were no shares of Series C Preferred Stock outstanding.  The Company authorized and issued 700,000 shares of Series A Preferred stock, par value $10 to Mr. Paul R. Risinger in the acquisition of Lily.  As of March 31, 2012 all 700,000 shares are outstanding.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At March 31, 2012, there were 99,059,786 shares issued and outstanding.  At December 31, 2011, there were 97,192,187 shares issued and outstanding.

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

In March of 2012, the Company issued 122,637 shares of Common Stock in conversion of debt in the amount of $45,000 and accrued interest of $1,600 related to an 8% convertible promissory note (see Note 5).

Warrants

During the first quarter of 2012, the Company granted 1,284,500 stock purchase warrants with exercise prices ranging from $0.34 to $1.00 to various lenders as part of note payable agreements. A summary of the status of the warrants granted for the three month period ended March 31, 2012 and for the year ended December 31, 2011 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2011			For the Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Outstanding at beginning of period	714,285	$0.07	Outstanding at beginning of period	3,125,000	$0.21
Granted	3,125,000	0.21	Granted	1,284,500	0.39
Exercised	714,285	0.07	Exercised	1,250,000	0.08
Forfeited	-	-	Forfeited	-	-
Expired	-	-	Expired	-	-
Outstanding at end of period	3,125,000	$0.2134	Outstanding at end of period	3,159,500	$0.39

	As of March 31, 2012			As of March 31, 2012
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contract Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
0.15	1,237,500	5.0	$0.15	1,237,500	$0.15
0.34	634,500	5.2	0.34	634,500	0.34
0.50	437,500	3.0	0.50	437,500	0.50
0.60	400,000	4.8	0.60	400,000	0.60
0.75	250,000	2.8	0.75	250,000	0.75
1.00	200,000	4.8	1.00	200,000	1.00
0.15 - 1.00	3,159,500	4.5	$0.39	3,159,500	$0.39

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s corporate office is located in Fort Worth, Texas, in a space leased by HEB.  The Company shares the space with HEB and other HEB affiliated companies.  The Fort Lauderdale office occupied by MOS is also leased by HEB.  The Company reimburses HEB for the cost of both office spaces.

The Company also reimburses HEB for the cost of accounting and administrative services provided to the Company by employees of HEB. Additionally, the Company pays HEB for the actual costs of health benefits provided to Company employees through HEB.

NOTE 10 – DERIVATIVE LIABILITIES

In 2010 and 2011, the Company issued common stock purchase warrants to consultants and to various lenders as part of note payable agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from July 19, 2014 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues Common Stock or Common Stock equivalents at a price less than the exercise price.  As of December 31, 2011, the Company did not have a sufficient number of shares of common stock authorized to fulfill the possible exercise of all outstanding warrants. As a result, the Company determined that the warrants do not quality for equity classification.  Accordingly, the warrants are treated as a derivative liability and are carried at fair value. As of March 31, 2012, the Company had outstanding warrants entitling the holders to purchase 3,159,500 shares of the Company’s Common Stock upon exercise.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	292% to 504%
Risk free interest rate	.36% to .92%
Expected life (years)	1.00 to 5.00

During 2011, the Company issued various notes payable, convertible into shares of Common Stock at discounts ranging from 45% to 50%.  In accordance with ASC Topic No. 470-20-25-4, the Company calculated the intrinsic value of the beneficial conversion features of the debt at the time of issuance.  At December 31, 2011, the Company determined that the conversion features qualified as derivative liabilities under ASC 815.  The Company revalued the beneficial conversion features of the convertible debt still outstanding and recorded the change in fair value as a derivative liability.

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2011 and the three months ended March 31, 2012:

Balance, December 31, 2010	$0
Change in Fair Value of Warrant Derivative Liability	(1,582,963)
Change in Fair Value of Beneficial Conversion Liability	(644,462)
Balance, December 31, 2011	(2,227,425)
Adjustment to Warrant Derivative Liability	112,171
Adjustment to Beneficial Conversion Liability	38,260
Adjustment to Debenture Beneficial Conversion Liability	(360,010)
Change in Fair Value of Warrant Derivative Liability	(680,907)
Change in Fair Value of Beneficial Conversion Liability	(159,529)
Change in Fair Value of Debenture Beneficial Conversion Liability	(381,229)
Balance, March 31, 2012	$3,658,669

NOTE 11 – RESTATEMENT

The Company has restated its financial statements for the quarter ended March 31, 2011.  The significant changes made are further described and summarized below.

The Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in the first quarter of 2011.  The Company has restated its financial statements for the period ended March 31, 2011 to record these corrections.

The following table highlights the significant areas of change:

	Three Months Ended March 31, 2011

	As Previously
	Reported	Restated
	March 31,	March 31,
	2011	2011	Change

Total Assets	$3,653,781	$3,653,781	$-

Total Liabilities	$(1,716,615)	$(1,739,046)	$(22,431)
Stockholders' Equity	$(1,937,166)	$(1,914,735)	$22,431

Net Income (Loss)	$(224,190)	$(246,621)	$(22,431)
Income (Loss) available to Common Stockholders	$(224,190)	$(246,621)	$(22,431)
Basic Loss per share	$(0.00)	$(0.00)	$(0.00)

NOTE 12 – LILY ACQISITION

On February 16, 2012 the Company acquired 100% of the common stock of Lily Group, Inc. (“Lily”).  The total purchase price was $24,000,000.  The purchase price was paid with a seller note of $17,000,000 and convertible, preferred stock with a preference of $7,000,000.  Lily is a mining company in the exploratory stage located in the state of Indiana.

The acquisition was accounted for using the acquisition method of accounting and, accordingly, the consolidated statement of operations includes the results of operations beginning February 16, 2012.  The acquisition of Lily was recorded by allocating the total purchase consideration to the fair value of the net assets acquired, including intangible assets.

The details of the net assets acquired are as follows:

Net working capital deficit	$(6,160,636)
Property and equipment	46,361,409
Debt	(15,266,483)
Asset retirement obligation	(934,290)
Total purchase consideration	$24,000,000

The following unaudited pro forma information is provided for this acquisition assuming that it had occurred as of January 1, 2012 and 2011:

	As Reported 2012	As Reported, 2011	Pro Forma 2012	Pro Forma 2011
Total revenue	449,032	112,996	$630,427	$112,966
Net loss	5,451,509	246,621	8,593,354	584,329
Net loss per share
Basic	(0.06)	(0.00)	(0.10)	(0.01)
Diluted	(0.06)	(0.00)	(0.10)	(0.01)

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose.

In April of 2012, the Company executed seven notes payable in the aggregate amount of $865,000.

In May of 2012, the Company executed three notes payable in the aggregate amount of $150,000 and made payments on the notes in the amount of $25,000.

As of May 18, 2012, the Company has not made payment on the $13,000,000 note payable to Platinum Partners due May 16, 2012 (see note 7).  The Company is currently negotiating an extension agreement.

As of March 31, 2012, the Company has borrowed $392,135 in excess of the $3,500,000 line of credit with MAH Holdings, LLC.  The Company is currently negotiating an increase to the line of credit.

As of the date of this filing the, January 11, 2012 note payable in the amount of $250,000 and the January 30 2012 note payable in the amount of $250,000 are past due.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-Q.

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

The following discussion and analysis of our financial condition is prepared as of March 31, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

Business Overview

VHGI Coal.  The Company formed VHGI Coal on June 27, 2011. Through VHGI Coal, as described in Note 4 “Asset Acquisitions”, the Company entered into a definitive stock purchase agreement with Paul Risinger to purchase 100% of the capital stock of Lily.  Lily was owned and controlled by its sole shareholder, Paul Risinger, who now acts as President of VHGI Coal after final closure of the sale.

Lily operates an underground coal mining operation, coal washing facility, and a rail load out facility.  The coal mine, known as Landree Mine, is located in Greene County, Indiana and is currently permitted and in production.  Lily has verified reserves of 21 million saleable tons (according to independent valuation performed by Skelly and Loy) of coal and has access to additional leases that it can procure adjacent to the current property.  The coal from the Landree Mine is a low sulfur, low ash, high BTU thermal (power generation) coal.

VHGI Gold.  VHGI Gold currently controls The Sun Gold and Treasure Gulch mining claim groups.

The Sun Gold claims (28 BLM mining claims) are located approximately 24 miles southeast of Prescott, Arizona, within the Turkey Creek Mining District in Yavapai County.  The "core" of the property lies adjacent and west of the Senator Road, the primary access route into the area. From U.S. Highway 69 at the small settlement of Mayer approximately 14 miles of County-maintained dirt road serves as access to the mine area. The property is accessible year round, and lies within gentle to moderate terrain that is heavily covered with vegetation.

The Treasure Gulch mine properties (2 BLM mining claims) are situated in the Hassayampa Mining District of Arizona, approximately 10 miles south of Prescott.  Access is via a County and National Forest dirt road, which will require clearing prior to utilizing the road for our purposes.

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

VHGI Energy.  VHGI Energy is currently investigating drilling opportunities in the Upper Cumberland region of Tennessee (i.e., Morgan, Scott, and Fentress Counties).  This region leads the state in oil production due to the relatively low cost of drilling, which has led to more drilling and thus a better understanding of the area's geology through the gathering of empirical data. We can increase product and profits by looking at the geologic settings of these successful oil and gas wells and drilling in areas that closely match.  We are also investigating similar opportunities in western Pennsylvania, eastern Ohio and West Virginia in the Utica shale region.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. We believe the footnotes to the consolidated financial statements provide the description of the significant accounting policies necessary in fully understanding and evaluating our consolidated financial condition and results of operations.  The Company has not materially changed its significant accounting policies.

Results of Operations and Financial Condition

For the three months ended March 31, 2012 compared with the three months ended March 31, 2011:

Revenues.  The Company generated revenues for the three months ended March 31, 2012 of $449,032, as compared to revenues of $112,966  for the three months ended  March 31, 2011, or a 297% increase in revenues.  The increase in revenue is due primarily to the purchase of Lily.

Cost of Sales. Cost of sales for the three months ended March 31, 2012 were $45,268, as compared to cost of sales of $30,635 for the three months ended March 31, 2011, or a 48% increase in cost of sales. This increase is due primarily to the acquisition of Lily and the inclusion of Lily’s cost of sales.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three months ended March 31, 2012 were $2,132,315, as compared to G&A expenses of $265,113 for the three months ended March 31, 2011, or a 704% increase in G&A expenses.  Approximately $1,530,000 of the G&A expense is related to Lily.

Interest Income.   Interest income was $687 for the three months ended March 31, 2012, as compared to $15,311 for the three months ended March 31, 2011, or a decrease of 96%. The decrease is the result of the reduction of notes receivable as we focused our resources on the acquisition of Lily.

Loss on Settlement.   The Company incurred a loss on settlement of $754,247 for the three months ended March 31, 2012, as compared to a $40,091 loss on settlement incurred for the three months ended March 31, 2011, or an increase of 1,781%.  The increase loss is due to the increase in that value of the Company’s Common Stock.

Debt Related Expense. Debt related expenses for the three months ended March 31, 2012 were $1,720,206, as compared to $0 for the three months ended March 31, 2011. The increase is due to the increase in complex debt agreements that include loan origination fees and conversion features used to finance the Lily acquisition.

Interest Expense.   Interest expense was $159,274 for the three months ended March 31, 2012, as compared to $16,628 for the three months ended March 31, 2011, or an increase of 858%.  The increase is the result of additional notes payable required to finance the Company’s operations in the first quarter of 2012.

Net Loss. We had a net loss for the three months ended March 31, 2012 of $5,451,509, as compared with a net loss of $246,621 for the three months ended March 31, 2011, or an increase in net loss of 2,110%. The increase in net loss for the three months is due primarily to the increased borrowing in 2012 to finance the Lily acquisition and the change in fair value of our derivative liabilities.

All material changes in financial condition and results of operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 are identified in the above analysis for the periods ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities used approximately $2,008,930 for the three months ended March 31, 2012 and provided approximately $200,496 for the three months ended March 31, 2011.

We will need to raise additional capital in fiscal year 2012 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2011 included a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2012, there were no changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended March 31, 2012.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

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

In March of 2012, the Company issued 122,637 shares of Common Stock in conversion of debt in the amount of $45,000 and accrued interest of $1,600 related to an 8% convertible promissory note.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Landree Mine Safety Disclosure

Our principal goals are safety, honesty and compliance. We firmly believe that an emphasis on these core values fosters a dedicated workforce that, in turn, can yield high production. Central to this mission are our strong training programs that include accident prevention, workplace inspection and examination, emergency response, and compliance. We work with federal and state regulatory agencies to help eliminate safety and health hazards from our workplace and increase safety and compliance awareness throughout the mining industry. We also work closely with local emergency response teams to familiarize them with our facility in order to speed up response times. Lily’s Landree Mine has not had a fatality since its establishment in 2010.

The Landree Mine is regulated by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (“Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain violations which MSHA has issued with respect to our mine in the 1st quarter of 2012. While assessing this information please consider that the number and cost of violations will vary depending on the MSHA inspector and can be contested and appealed, and in that process, and are often reduced in severity and amount, and are sometimes dismissed. We are currently not contesting any citations with MSHA. To our knowledge there is no pending legal action before the MSHA review commission.

The Landree Mine has not been issued written notice from MSHA of a pattern of, or the potential to have a pattern of, violations of mandatory health or safety standards that are of such a nature as could significantly and substantially cause and effect health or safety standards under section 104(e) of the Mine Act.

The table that follows outlines citations and orders issued to us by MSHA during 2012. The citations and orders outlined below may differ from MSHA`s data retrieval system due to timing, special assessed citations, and other factors.

Definitions:

Section 104(a) Significant and Substantial Citations “S&S”: An alleged violation of a mining safety or health standard or regulation where there exists a reasonable likelihood that the hazard outlined will result in an injury or illness of a serious nature.

Section 104(b) Orders:  Failure to abate a 104(a) citation within the period of time prescribed by MSHA. The result of which is an order of immediate withdraw of non-essential persons from the affected area until MSHA determines the violation has been corrected.

Section 104(d) Citations and Orders: An alleged unwarrantable failure to comply with mandatory health and safety standards.

Section 107(a) Orders: An order of withdraw for situations where MSHA has determined that an imminent danger exists.

Section 110(b)(2) Violations: An alleged flagrant violation issued by MSHA under section 110(b)(2) of the Mine Act.

Pattern or Potential Pattern of Violations: A pattern of violations of mandatory health or safety standards that are of such a nature as could have significantly and substantially contributed to the cause and effect of coal mine health or safety hazards under section 104(e) of the Mine Act or a potential to have such a pattern.

Contest of Citations, Orders, or Proposed Penalties: A contest proceeding may be filed with the Commission by the operator or miners/miners representative to challenge the issuance or penalty of a citation or order issued by MSHA.

Through 1st Quarter 2012

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	1	0	0	0	0	$0.176
February	2	0	1	0	0	$2.678
March	15	0	4	0	0	$5.5
April	0	0	0	0	0	$0
May	0	0	0	0	0	$0
June	0	0	0	0	0	$0
July	0	0	0	0	0	$0
August	0	0	0	0	0	$0
September	0	0	0	0	0	$0
October	0	0	0	0	0	$0
November	0	0	0	0	0	$0
December	0	0	0	0	0	$0

ITEM 5. OTHER INFORMATION

NONE.

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
4.1
Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2012)

10.1
First Amendment to Stock Purchase Agreement dated February 1, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)

10.2	Note Purchase Agreement dated February 16, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012).
10.3
Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing, dated February 16, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012).

10.4	Promissory Note dated February 16, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012).
10.5	Guaranty Agreement dated February 16, 2012 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012	VHGI HOLDINGS, INC. By /s/ Douglas P. Martin Douglas P. Martin, Chief Executive Officer