Form 10-Q
period 2012-06-30
VHGI HOLDINGS, INC.
filed 2012-11-30
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2012

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number 000-17520

VHGI HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

103 North Court Street, Sullivan, IN
(Address of principal executive offices)
47882
(Zip Code)
(812) 268-5459
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

Shares issued and outstanding of the registrant’s $.001 par value Common Stock as of September 24, 2012: 99,847,126.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited)	3
and December 31, 2011 (audited)

Unaudited Condensed Consolidated Statements of Operations	4
for the three and six months ended June 30, 2012 and 2011

Unaudited Condensed Consolidated Statements of Cash Flows	5
for the three and six months ended June 30, 2012 and 2011

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition	21
and Results of Operations

Item 3: Quantitative and Qualitative Disclosures about Market Risk	24

Item 4: Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	25

Item 1A: Risk Factors	26

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3: Defaults upon Senior Securities	26

Item 4: Mine Safety Disclosures	26

Item 5: Other Information	28

Item 6: Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$140,403	$13,030
Accounts Receivable, net	25,641	25,340
Prepaid Expenses and other	167,984	220,591
Notes Receivable	21,100	-
		-
Total Current Assets	355,128	258,961

OTHER ASSETS:
Property Plant and Equipment, net	47,278,887	-
Notes and Interest Receivable - Related Parties	-	5,432,034
Mining Lease Rights	-	1,529,536
Other Assets	13,812	-
TOTAL ASSETS	$47,647,827	$7,220,531

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$6,489,277	$431,753
Unearned Revenue	35,428	47,087
Accrued Payroll and Payroll Taxes	513,953	18,794
Other Accrued Liabilities	3,656	1,093
Dividends Payable	163,202	33,750
Notes Payable, net of discount	16,623,307	2,393,467
Debentures, net of discount	24,863	-
Notes Payable - Related Parties	20,987,032	3,543,184
Accrued Interest - Unrelated	827,471	17,774
Accrued Interest - Related Parties	988,338	399,595
Derivative Liabilities	3,617,424	2,227,425
Stock Subscription Payable	324,645	5,299
Total Current Liabilities	50,598,596	9,119,221

LONG TERM LIABILITIES:
Notes Payable, long term	160,200	-
ARO Liability	961,290	-
Debentures, net of discount	64,599	-
	1,186,089	-

TOTAL LIABILITIES	51,784,685	9,119,221

STOCKHOLDERS' DEFICIT

Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of June 30, 2012 and December 31, 2011	70	70
Preferred stock, Class C - $0.001 par value, 6,000 shares designated, zero issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 99,997,126 and 97,192,187 issued and outstanding as of June 30, 2012 and December 31, 2011	99,997	97,192
Additional Paid-in Capital	11,027,236	9,699,150
Stock Subscription Receivable	(24,000)	(24,000)
Retained Deficit	(22,203,916)	(11,671,102)
TOTAL VHGI Holdings STOCKHOLDERS' DEFICIT	(11,100,613)	(1,898,690)
Noncontrolling Interest	6,963,755	-
TOTAL STOCKHOLDERS' DEFICIT	(4,136,858)	(1,898,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,647,827	$7,220,531

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended	Three Months Ended	Six months Ended	Six months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Total Revenue	$110,103	$187,727	$247,450	$300,692

Cost of Sales	(39,586)	(49,797)	(84,854)	(80,431)

Gross Profit	70,517	137,930	162,596	220,261

OPERATING EXPENSES:
Selling, General and Administrative	(2,761,758)	(305,393)	(4,954,780)	(567,885)

LOSS FROM CONTINUING OPERATIONS	(2,691,241)	(167,463)	(4,792,184)	(347,624)

OTHER INCOME (EXPENSES):
Interest Income	309,890	15,494	310,577	30,805
Loss on Settlement	676,763	-	(77,484)	(40,091)
Change in fair value of Derivative Liability	1,805,425	-	(1,048,673)	-
Debt Related Expense	(1,836,051)	-	(1,869,489)	-
Other Income (Expense)	(1,529,536)	-	(1,306,705)	-
Interest Expense	(1,592,525)	(38,983)	(1,785,100)	(58,232)
Other Income (Expenses)	(2,166,033)	(23,489)	(5,776,874)	(67,518)

NET LOSS BEFORE TAXES	(4,857,274)	(190,952)	(10,569,058)	(415,142)
Tax Expense	-	-	-	-
NET LOSS	(4,857,274)	(190,952)	(10,569,058)	(415,142)
Less: Net Loss attributed to the
noncontrolling interest	16,849	-	36,245	-
NET LOSS ATTRIBUTED TO VHGI HOLDINGS	$(4,840,425)	$(190,952)	$(10,532,813)	$(415,142)

Basic gain (loss) per common share	$(0.05)	$(0.00)	$(0.11)	$(0.00)

Weighted average number of common shares	99,528,456	85,958,536	98,594,656	85,539,149

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2012 AND 2011

	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(10,569,058)	$(415,142)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	11,346	3,446
Amortization of deferred financing costs	558,159	16,777
Non-cash expenses	-	56,831
Loss (forgiveness) on debt settlement	(223,500)	40,091

Impairment of mining lease rights	1,529,536	-
Bad debt reserve	50,000	-
Change in fair value of derivative liability	1,048,673	-
Beneficial conversion rights on debt issued	270,886	-
Equity issued for debt related costs	654,514	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(301)	(24,304)
(Increase) decrease in prepaids and other assets	38,795	2,755
(Increase) decrease in interest receivable - related parties	-	(30,745)
Increase (decrease) in deferred revenue and other liabilities	(9,098)	636
Increase (decrease) in accounts payable	3,125,019	67,613
Increase (decrease) in accrued payroll and payroll taxes	495,159	(10,256)
Increase (decrease) in accrued interest	809,698	2,234
Increase (decrease) in accrued interest - related parties	588,743	35,775
Net cash provided (used) by operating activities	(1,621,430)	(254,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of notes receivable-related parties	-	(547,900)
Payment on notes receivable-related parties	-	488,250
Purchase of notes receivable	(71,100)	-
Purchase of property, plant, and equipment	(917,478)	-
Purchase of mining lease rights	-	(4,536)
Net cash provided (used) in investing activities	(988,578)	(64,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	(45,654)
Proceeds from notes payable and debentures	3,868,537	87,000
Payments on notes payable and debentures	(1,894,350)	(40,000)
Proceeds from notes payable - related parties	443,848	342,150
Payments on notes payable - related parties	-	(16,400)
Stock Subscription Payable	319,346	-

Net cash provided by financing activities	2,737,381	327,096

NET INCREASE (DECREASE) IN CASH	127,373	8,621

Cash, beginning of period	13,030	-
Cash, end of period	$140,403	$8,621

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Debt converted to equity	$124,400	$-
Liabilities assumed in Lily acquisition	$21,865,893	$-
Preferred Stock issued in acquisition	$7,000,000	$-
Note payable issued in acquisition	$17,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of June 30, 2012 and unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and June 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2011 and 2010, included in the Company’s Annual Report on Form 10-K.  The audited consolidated balance sheet as of December 31, 2011 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash and cash equivalents.

Coal Properties

Coal properties are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets are expensed as incurred. Other than land and underground mining equipment, coal properties are depreciated using the units-of-production method over the estimated recoverable reserves. Surface and underground mining equipment is depreciated using estimated useful lives ranging from five to twenty years.  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for recoverability. If this review indicates that the carrying value of the asset will not be recoverable through estimated undiscounted future net cash flows related to the asset over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its estimated fair value.

Mine Development

General prospecting cost are expensed as incurred until mineral interests are determined to have proved and probable reserves. Upon these determinations, costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. During 2012, the Company sold approximately $311,685 in surface level coal which is incidental to the primary proved and probable reserves.  Since the Company is in the exploratory stage, these sales have been recorded as a reduction of costs incurred during 2012. At June 30 2012, the Company is still in the process of reaching these reserves and has not commenced primary operations. See subsequent events.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment at least annually, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  For the periods ended June 30, 2012 and 2011 an impairment of the Gultch Mine costs of $1,529,536 were recorded in the quarter ended June 30, 2012.

Asset Retirement Obligations (ARO) - Reclamation

At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to mine development. Obligations are typically incurred when the Company commences development of underground mines, and include reclamation of support facilities, refuse areas and slurry ponds.

Obligations are reflected at the present value of their future cash flows. The Company reflects accretion of the obligations for the period from the date they are incurred through the date they are extinguished. The asset retirement obligation assets are amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. The Company used a 6% discount rate.  Federal and state laws require that mines be reclaimed to their previous condition in accordance with specific standards and approved reclamation plans, as outlined in mining permits. Activities include reclamation of pit and support acreage at surface mines, sealing portals at underground mines, and reclamation of refuse areas and slurry ponds.  The Company assesses the ARO at least annually and reflects revisions for permit changes, changes in the estimated reclamation costs and changes in the estimated timing of such costs.

The table below reflects the changes to the ARO:

June 30, 2012
Balance, beginning of year	$-
Additions	934,290
Accretion	27,000
Balance, end of period	$961,290

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate, short-term maturity of these financial instruments.  The carrying value of all notes payable approximates fair value at June 30, 2012.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates. The most significant estimates included in the preparation of the financial statements are:

•	Asset retirement obligation
•	The carrying value of coal reserves
•	Useful lives of depreciable equipment

Noncontrolling Interests

Net losses attributed to the noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributed to third party equity owners that were deducted from the net loss to arrive at net income attributable to the Company.

New Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820) (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The provisions of ASU 2011-04 did not have a material impact on the Company’s financial position and results of operations.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively, for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not impact the Company’s future financial position, results of operation or liquidity.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below the market value of the Company’s common stock (the “Common Stock”). Such a feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). In accordance with ASC Topic No. 470-20-25-4, the intrinsic value of the embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the debt equal to the intrinsic value of that feature to additional paid in capital.  When applicable, the Company records the estimated fair value of the BCF in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are accreted to interest expense over the term of the notes.

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

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of Common Stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note, the agreement required VHGI to issue to Western Sierra an additional 2,500,000 shares of Common Stock; however, at least ten (10) days prior, either the Company could elect to pay, or Western Sierra could elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra shares of Common Stock.  In addition, the Company will pay Western Sierra a royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno 1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.

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

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.  The balance of the mining lease rights as of June 30, 2012, including these additions, is $1,529,536. The Company has recorded a full reserve against such asset in the amount of $1,529,536.

NOTE 4 – ASSET ACQUISITIONS

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

On December 29, 2011, VHGI Coal entered into a definitive stock purchase agreement with Paul Risinger to purchase 100% of the capital stock of Lily.  Lily was owned and controlled by its sole shareholder, Paul Risinger, who now serves as President of VHGI Coal post-transaction.  Paul Risinger was issued 700,000 shares of Series A Convertible Preferred Stock, par value $10 per share, of VHGI Coal bearing a 5.0% annual dividend rate. Each Preferred Share is convertible into one share of Common Stock of VHGI Coal, representing 7.0% of the shares outstanding of VHGI Coal upon full conversion. On February 16, 2012, VHGI Coal closed its announced acquisition of Lily.  The Company has recorded dividends on these Series A Convertible Preferred Stock in the amount of $129,452 through June 30, 2012.

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

The tentative details of the net assets acquired are as follows:

Property and equipment	46,361,409
Debt	(21,427,119)
Asset retirement obligation	(934,290)
Total purchase consideration	$24,000,000

The Company has yet to finalize the allocations of the assets and liabilities acquired.

The following unaudited pro forma information is provided for this acquisition assuming that it had occurred as of January 1, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total revenues	$110,103	$187,727	$247,450	$300,692
Net loss	(4,857,274)	(528,661)	(13,739,267)	(784,786)
Basic net loss per common share	$(0.05)	$(0.01)	$(0.14)	$(0.01)

Weighted average shares – basic and diluted	99,528,546	85,958,536	98,594,656	85,539,149

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

Scott A. Haire, the Company's former Chairman, also served as the former Chief Financial Officer (“CFO”) and a director of WMT.  Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2010, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 25% of the outstanding Common Stock of WMT.

NOTE–6 - NOTES RECEIVABLE

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of June 30, 2012:

Notes Receivable	Terms of Agreement	Principal	Interest

March 26, 2012 Promissory Note	Promissory note with interest accrued at 5% per annum, due June 30, 2012.	$50,000	$1,347
	Less Reserve	(50,000)
	Total	$-0-	$1,347

NOTE 7 _ PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
June 30, 2012
Plant and mining equipment	$28,972,680
ARO Asset	907,078
Buildings	5,264,899
Mine development	12,056,104
Vehicles and other	78,126
47,278,887
Less accumulated depletion and depreciation	-
Total property and equipment, net	$47,278,887

The subsidiary Lily Group is an exploratory stage company, the Company has not recorded any depletion or depreciation expense on such assets for the periods ended June 30, 2012 or December 31, 2011.  See Subsequent Events.

NOTE 8 - NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's previous Chairman, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of June 30, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum. Aggregate amount of line available at June 30, 2012 is $831,542.	$ 158,468	$ 236,630

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	-

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date.	43,829	103,460

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum. Aggregate amount of line available at June 30, 2012 is $0.	3,762,835	247,699

Paul R. Risinger	Mr. Risinger is the current president of Lily Group Inc.	Note payable due March 31, 2012 with interest accrued at 3% per annum and 8% after the due date. The due date of this note was extended until March 2013. See Subsequent Events.	17,000,000	400,548

Total			$20,987,032	$988,337

Notes Payable

The following is a summary of amounts due to unrelated parties, including terms of the debt, and the interest accrued as of June 30, 2012:

Note Payable	Terms of Agreement	Debt In Default	June 30, 2012	December 31, 2011

8% Notes, Convertible at 45% discount	(t)			70,000

12% Notes, Convertible	(a)	Yes	200,000	200,000

July 1, Notes	(u)			175,000

July 2011 Senior Notes	(b)	Yes	150,000	231,250

8% Notes, Convertible at 50% discount	(c)	Yes	63,400	140,000

2011 4th Quarter Senior Notes	(d)	Yes	417,200	1,258,700

November Notes	(e)	Yes	108,000	108,000

December 15, Notes	(v)			100,000

December 30 Note	(w)			550,000

January 10, 8% Convertible Note	(f)	Yes	45,000

January 11, 2012 Senior Promissory Note	(g)	Yes	250,000

$500,000 Senior Promissory Note	(h)	Yes	200,000

January 15, 2012 Senior Promissory Note	(i)	Yes	0

January 30, 2012 Promissory Note	(j)	Yes	250,000

Platinum Partners Note	(k)	Yes	13,000,000

Lily Notes Payable	(l)		160,200

March 28, 2012 Promissory Note	(m)		110,000

5 Promissory Notes	(n)		805,000

April 5, 2012 Promissory Note	(o)	Yes	300,000

April, May 2012 Promissory Notes	(p)	Yes	250,000

May 4, 2012 Convertible Promissory Note	q)		100,000

May 23, 2012 Promissory Note	(r)	Yes	53,000

June 26, 2012 Promissory Note	(s)	Yes	500,000

	As of June 30, 2012	As of December 31, 2011
Total Notes Payable	$16,961,800	$2,832,950
Less Long-Term Notes Payable	(160,200)
Total Short Term Notes Payable	$16,801,600
Less Short-Term Debt Discount	(178,293)	(439,483)
Net Short-Term Notes Payable	$16,623,307	$2,393,467

See Subsequent Events for debt in default

(a)	Convertible notes payable with principal and accrued interest, at 12% per annum, due July 19, 2012. Notes are convertible into Common Stock at a 50% discount on the market price.
(b)	Six senior promissory notes payable with two to three month terms, with maturity dates ranging from September 2, 2011 to December 31, 2011.
(c)
Two convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution.  The maturity dates range from August 30, 2012 to September 15, 2012. Notes are convertible into Common Stock at a 50% discount on the market price.

(d)
Twenty-nine notes payable with a total original principal amount of $1,232,500 and participation payments of $107,200 due on maturity dates ranging from 12/12/2011 to 2/6/2012. A total of 4,950,000 shares of Common Stock and 1,237,500 5-year warrants with an exercise price of $0.15 were issued to the lenders upon execution of the note agreements.

(e)
Two, two-month $50,000 notes payable, with $4,000 participation payments each, with due dates of January 18 and 29, 2012.  Each lender received 250,000 shares of Common Stock upon execution of the note agreement

(f)	Convertible note payable with principal and accrued interest at 8% per annum due October 12, 2012, convertible into Common Stock at a 50% discount on the market price.

(g)
Note payable in the amount of $200,000 and a participation payment of $50,000 due March 31, 2012. As part of the note agreement, the lender received 400,000 stock purchase warrants with an exercise price of $0.60.

(h)	Senior promissory note in the original principal amount of $500,000 due January 31, 2012. As of June 30, 2012 the lender is owed 100,000 shares of Common Stock related to the original note agreement.
(i)
Senior promissory note in the original principal amount of $50,000 with a bonus payment of $3,000 with a maturity date of February 28, 2012. Additionally, the lender will receive 100,000 shares of Common Stock and 50,000 warrants to purchase Common Stock at an exercise price of $0.50.  As of June 30, 2012 the 100,000 shares of commons stock have not been issued to the lender

(j)
Promissory note in the amount of $250,000 with interest accrued at 16% per annum due April 30, 2012.  The note agreement entitles the lender to 200,000 stock purchase warrants with an exercise price of $1.00 and 200,000 shares of Common Stock.  As of June 30, 2012 the 200,000 shares of Common Stock have not been issued.

(k)
Promissory note in the amount of $13,000,000 with interest accrued at 12% per annum due May 16, 2012. Four different forbearance agreements have been executed through October 2012 and as of this filing the note remains outstanding

(l)	Various note payable agreements issued between July 14, 2011 and September 16, 2011due within one to three years of issuance, secured by interest in vehicles and equipment.
(m)
Convertible note payable with a principal amount of up to 278,000 including an approximate original issue discount of 10% with a maturity date of March 28, 2013.  Note is convertible at the lesser of $0.57 or a 30% discount on the fair market value of the Company’s Common Stock.

(n)	Various Notes payable written between April 18, 2012 and June 7, 2012 in the principal amount of $805,000 with no interest rates or maturity dates.
(o)
Promissory note in the amount of $300,000 due May 1, 2012.  Upon default this note shall incur a penalty of $25 per day. The note agreement entitles the lender to 750,000 shares of Common Stock.  As of June 30, 2012 the 750,000 shares of Common Stock have not been issued.

(p)	Three Promissory notes in the principal amount of $250,000 with interest accrued at 1% per annum with due dates of May 12, 2012 and May 22, 2012
(q)
Convertible note payable with principal and accrued interest at 8% per annum due February 4, 2013, convertible into Common Stock at a 65% discount on the market price. As additional consideration for making the loan the lender was granted 125,000 shares of the Company’s common stock

(r)
Promissory note in the original principal amount of $53,000 with a bonus payment of $3,000 with a maturity date of July 23, 2012. Additionally, the lender will receive 125,000 shares of Common Stock and 50,000 warrants to purchase Common Stock at an exercise price of $0.15.  As of June 30, 2012 the 125,000 shares of commons stock have not been issued to the lender.

(s)
Promissory Note in the principal amount of $500,000 with a maturity date of August 1, 2012. Lender charged a $50,000 closing fee from the proceeds. Lender is also to receive a lump sum payment of $150,000 on or before September 10, 2012. Lender is also entitled to a royalty payment of $0.10 on the first 12 million tons of coal from the mine during the period September 1, 2012 through February 28, 2020.

(t)
Four convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution.  The maturity dates range from January 6, 2012 to June 12, 2012. Notes are convertible into common stock at a 45% discount on the market price.

(u)
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

(v)
Two notes payable in the amount of $25,000 and a third in the amount of $50,000 due on February 15, 2012.  A total of 75,000 shares of common stock and 100,000 3-year warrants with an exercise price of $0.50 were issued to the lenders upon execution of the note agreements.  An additional 25,000 shares of common stock remains due to one lender as of December 31, 2011.

(w)	One $500,000 non-interest bearing note payable with a maturity date of February 15, 2012 and a participation payment of $50,000.

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

The Company received $360,000 from the sale of the debentures and 150,000 shares of Common Stock.  The difference between the face value of the debentures and the funds received has been recorded as an original issue discount in the amount of $40,000, which is being amortized over the term of the debentures.  Additionally, the Company recorded $12,500 of deferred loan costs related to the issuance of the debentures which are also being amortized over the term of the debentures.  At June 30, 2012, the unamortized original issue discount is $33,540 and the remaining balance of deferred loan costs is $10,481.

The value of funds received from securities purchase agreement has been allocated to the beneficial conversion feature of the debentures and the 150,000 shares issued for a total discount of $360,000.  The unamortized discount at June 30, 2012 is $335,401.

Debentures – March 2012

On March 30, 2012, the Company entered into a Securities Purchase Agreement for the sale of convertible debentures with a maturity date of September 30, 2012, in the total principal amount of $50,000. The Debentures accrue interest at 8% per annum. The Debentures may be converted into shares of the Company’s Common Stock at a conversion price equal to fifty percent (50%) of the lowest closing bid price per share for the ten (10) trading days immediately preceding the date of conversion. At June 30, 2012, the entire principal balance of $50,000 remains due.

The Company recorded $4,000 of deferred loan costs related to the issuance of the debentures which are being amortized over the term of the debentures.  The balance of deferred loan costs related to the March 2012 debentures at June 30, 2012 is $2,000.

In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $50,000 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the debt.  The unamortized balance at June 30, 2012 is $25,137.

As of June 30, 2012, a total $12,900 of interest has been accrued related to the January 2012 and March 2012 Debentures.

Debenture Summary Table

June 30, 2012
Debentures	$450,000
Less Debt Discount	(360,538)
Total	$89,462

Future maturities of long-term debt are as follows at June 30, 2012:

Year Ending December 31:
2012	$12,121,241
2013	12,910
2014	7,760
Total	$12,141,910

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares as Class B Voting Preferred Stock, and at June 30, 2012 and December 31, 2011 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at June 30, 2012 and December 31, 2011. Effective March 29, 2012, the Company designated 6,000 shares as Series C Preferred Stock, which shall automatically convert into 1,000 shares of Common Stock upon a “Conversion Triggering Event” defined as the effectiveness of an amendment to the Company’s Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of all Series C Preferred Shares into shares of Common Stock.  As of June 30, 2012, there were no shares of Series C Preferred Stock outstanding.  The Company authorized and issued 700,000 shares of Series A Preferred stock, par value $10 paying a 5% dividend to Mr. Paul R. Risinger in the acquisition of Lily.  As of June 30, 2012 all 700,000 shares are outstanding and the accrued but unpaid dividends as of June 30, 2012 were $129,452.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At June 30, 2012, there were 99,997,126 shares issued and outstanding.  At December 31, 2011, there were 97,192,187 shares issued and outstanding.

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

In April, May, and June of 2012, the Company issued 937,340 shares of Common Stock in conversion of debt in the amount of $76,600 and accrued interest of $1,200 related to 8% convertible promissory notes (see Note 5).

As of June 30, 2012 the Company is obligated to issue 2,951,316 shares of common stock. These shares have not been issued since there were insufficient shares authorized as of June 30, 2012. See subsequent events.

Warrants

During the six months ended June 30, 2012, the Company granted stock purchase warrants with exercise prices ranging from $0.15 to $1.00 to various lenders as part of note payable agreements. A summary of the status of the warrants granted for the year ended December 31, 2011 and for the six month period ended June 30, 2012 and changes during the periods then ended is presented below:

For the Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	714,285	$0.07
Granted	3,125,000	0.21
Exercised	(714,285)	0.07
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011	3,125,000	$0.21

Granted	1,484,500	0.37
Exercised	(1,250,000)	0.08
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2012	3,359,500	$0.38

	As of June 30, 2012			As of June 30, 2012
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.15	1,287,500	4.6	$0.15	1,287,500	$0.15
0.25	150,000	2.8	0.25	150,000	0.25
0.34	634,500	4.9	0.34	634,500	0.34
0.50	437,500	2.6	0.50	437,500	0.50
0.60	400,000	5.5	0.60	400,000	0.60
0.75	250,000	2.3	0.75	250,000	0.75
1.00	200,000	4.6	1.00	200,000	1.00
0.15 - 1.00	3,359,500	4.2	$0.39	3,359,500	$0.39

NOTE 10 -  NONCONTROLLING INTERESTS

The Series A Convertible Preferred Stock “Series A” issued of VHGI Coal with the Lily acquisition, discussed above, in the amount of 700,000 shares are considered to be the noncontrolling interests. These Series A shares are convertible each into one share of VHGI Coal common stock. As of June 30, 2012 there are 9,300,000 shares of common stock issued and outstanding of VHGI Coal, which is owned by the Company. Effectively the noncontrolling interests of Series A converts into 7% of the ownership of VHGI Coal. The 700,000 shares of Series A have a liquidation value of $7,000,000 and equates to the value of such shares attributed to the Lily acquisition. As a result the equity allocated to the noncontrolling interests amounts to $7,000,000. Losses incurred by VHGI Coal in the amount of 7% have been allocated to the noncontrolling interests equity, pursuant to the accounting guidance ASC 810.

NOTE 11 - RELATED PARTY TRANSACTIONS

On June 28, 2012 the Company’s corporate office was relocated from Fort Worth, TX, in a space leased by HEB to West Palm Beach, FL.  The Company previously shared the space in Ft. Worth, TX with HEB and other HEB affiliated companies. The Fort Lauderdale office occupied by MOS is also leased by HEB.  The Company reimburses HEB for the cost of both office spaces.

Through June 28, 2012 the Company also reimburses HEB for the cost of accounting and administrative services provided to the Company by employees of HEB. Additionally, the Company pays HEB for the actual costs of health benefits provided to Company employees through HEB.

NOTE 12 – DERIVATIVE LIABILITIES

In 2010 and 2011, the Company issued common stock purchase warrants to consultants and to various lenders as part of note payable agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from July 19, 2014 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues Common Stock or Common Stock equivalents at a price less than the exercise price.  As of December 31, 2011, the Company did not have a sufficient number of shares of common stock authorized to fulfill the possible exercise of all outstanding warrants. As a result, the Company determined that the warrants do not quality for equity classification.  Accordingly, the warrants are treated as a derivative liability and are carried at fair value. As of June 30, 2012, the Company had outstanding warrants entitling the holders to purchase 3,359,500 shares of the Company’s Common Stock upon exercise.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	311% to 381%
Risk free interest rate	.41% to .72%
Expected life (years)	1.00 to 5.00

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

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2011 and the six months ended June 30, 2012:

Balance, December 31, 2010	$0
Change in Fair Value of Warrant Derivative Liability	(1,582,963)
Change in Fair Value of Beneficial Conversion Liability	(644,462)
Balance, December 31, 2011	(2,227,425)

Adjustment to Warrant Derivative Liability	112,171
Adjustment to Beneficial Conversion Liability	38,260
Adjustment to Debenture Beneficial Conversion Liability	(360,010)
Change in Fair Value of Warrant Derivative Liability	(680,907)
Change in Fair Value of Beneficial Conversion Liability	(159,529)
Change in Fair Value of Debenture Beneficial Conversion Liability	(381,229)
Balance, March 31, 2012	$(3,658,669)

Adjustment to Warrant Derivative Liability	5,450
Adjustment to Beneficial Conversion Liability	59,852
Adjustment to Debenture Beneficial Conversion Liability	8,075
Change in Fair Value of Warrant Derivative Liability	1,799,975
Change in Fair Value of Beneficial Conversion Liability	(609,019)
Change in Fair Value of Debenture Beneficial Conversion Liability	(1,223,088)
Balance, June 30, 2012	$(3,617,424)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has a lease for the mineral rights for its mining properties in Sullivan and Greene counties.  The lease term commenced on January 1, 2011 and expires on December 31, 2015.  The Company has the right to extend this agreement for two, additional five year periods.

In the ordinary course of conducting business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

Royalty - Western Pocahontas Properties Limited Partnership (WPPLP) – As per a Coal Mining Lease dated January 1, 2011, the Company is obligated to pat to WPPLP a royalty of $2.40 per ton of coal mined or 6% of the selling price whichever is greater. In addition, the Company is obligated to pay minimum annual payments of $15,000 in year one, $25,000 in year two, $85,000 in year three, $100,000 in year four and any years thereafter.

Royalty - Alisa Risinger – As per a Lease of Real Property agreement dated February 6, 2012, the Company is obligated to Alisa Risinger a royalty of $0.25 per ton or forty-one hundredths of one percent (0.41%) of the F.O.B. Mine Price for each ton of coal mined at the Landree mine.

Royalty - Indiana Rail Road Company (IRRC)– As per a lease agreement dated June 7, 2010, that the Company has with the IRRC, the Company is obligated to pay a royalty on any coal mined from property owned by IRCC. The royalty is the greater of $3.00 per ton of coal mined or 6% of the selling price.

Royalty - Paul Ridley Coal Sales, LLC. (PRCS) – As per a Sales Agency Agreement dated May 26, 2009, the Company is obligated to pay PRCS a royalty of $0.35 per ton of coal sold under the IP&L contract.

Royalty - Keystone Real Estate Group (KREG) – As a condition of two Promissory Notes dated June 26, 2012 and July 10, 2012, the company is obligated to pay to KREG, $0.20/ton ($0.10 each note) on the first twelve million tons of coal produced at the mine from September 1, 2012 through December 31, 2020.

IP&L Supply and Performance Bond – The Company has a Performance Bond with the Argonaut Insurance Company relating to the coal supply contract with IP&L. The performance bond reimburses IPL for the cost of having to procure coal at a higher price than contracted with the Company. The bond reimburses IP&L for the difference in price between the $61 per ton price the Company is obligated to supply coal at and a potentially higher price if the Company cannot supply the required coal.

NOTE 14 – RESTATEMENT

The Company has restated its financial statements for the quarter ended June 30, 2011.  The significant changes made are further described and summarized below.

The Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in the second quarter of 2011.  The Company has restated its financial statements for the period ended June 30, 2011 to record these corrections.

The following table highlights the significant areas of change:

	Three months ended June 30, 2011
	As Previously
	Reported	Restated
	June 30, 2011	June 30, 2011	Change
Total Assets	$3,655,898	$3,655,898	$-
Total Liabilities	$(1,843,208)	$(2,150,304)	$(307,096)
Stockholders’ Equity	$(1,812,690)	$(1,505,594)	$307,096
Net Income (Loss)	$(190,952)	$(475,617)	$(284,665)
Income (Loss) available to common stockholders	$(190,952)	$(475,617)	$(284,665)
Basic Loss per share	$(0.00)	$(0.01)	$(0.01)

	Six months ended June 30, 2011
	As Previously
	Reported	Restated
	June 30, 2011	June 30, 2011	Change
Net Income (Loss)	$(415,142)	$(722,238)	$(307,096)
Income (Loss) available to common stockholders	$(415,142)	$(722,238)	$(307,096)
Basic Loss per share	$(0.00)	$(0.01)	$(0.01)

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose.

In July 2012, the Company entered into promissory notes with two investors totaling $500,000 ($250,000 each). Each note matures on September 4, 2012 and carries an interest rate of 10%.

In July 2012, The Company entered into a $400,000 promissory Note with an Investor which provides for repayment in 60 days and the payment of a $.10 royalty on the first 12,000,000 tons of coal from the Landree mine.

In July 2012 the Company entered into a promissory note with an investor in the amount of $50,000. The note matures on August 10, 2012 and provides that the lender receive a bonus payment of $15,000 upon maturity. If not paid by the maturity date the note carries a penalty provision of $500 per day.

In July 2012 the Company entered into two promissory notes totaling $30,000 ($15,000 each) with an investor. These notes carry no interest rate, have no maturity, and are payable on demand. One of these notes was repaid in July 2012.

In August 2012 the Company entered into two promissory notes totaling $100,000 ($50,000 each) with an investor. These notes carry no interest rate, have no maturity, and are payable on demand.

In August 2012, the Company entered into promissory notes with two investors totaling $500,000. Each note matures on September 8, 2012 and carries an interest rate of 10%. Additionally, each note includes 250,000 5-year warrants exercisable at the price of $.10.

In August 2012 the Company entered into a promissory note totaling $200,000 with an investor. This notes carries no interest rate, has no maturity, and is payable on demand.

In August 2012, the Board of Directors elected Vito Pontrelli Chief Financial Officer of the Company.

In September 2012, the Company located its corporate office from West Palm Beach, FL to Sullivan, IN.

In September 2012, Doug Martin, our Chief Executive Officer and Chairman resigned.

In September 2012, Vito Pontrelli resigned as Chief Financial Officer

In September 2012, the Board of Directors elected Paul Richard Risinger Chairman and Chief Executive Officer of the Company.

In September 2012, Paul Richard Risinger, our Chairman and CEO, exchanged $7,000,000 of preferred stock in VHGI Coal for 50,000,000 shares of VHGI Holdings common stock. These common shares were valued at $.06 per share ($3,000,000). Mr. Risinger also extended the due date on his $17,000,000 Note with VHGI Coal until March of 2013.

In September 2012, the Board of Directors elected Michael E. Fasci as Chief Financial Officer of the Company

In September 2012, the Company filed a Form 14c-DEF increasing the authorized common shares to be issued from 100,000,000 to 250,000,000 and implements the Company’s 2012 Omnibus Long Term Incentive Plan.

In September 2012, the Company entered into promissory notes with Paul Richard Risinger and another investor with a total principal value of $2,550,000.

In November 2012 the Company began shipping coal under its contract with Indiana Power and Light.

As a result of the Company’s inability to secure the long-term financing required to satisfy its short-term debt obligations and trade payables, many of these creditors are in default and have threatened or have undertaken legal action against the Company. The Company is negotiating with these creditors and note holders on a one-on-one basis.

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

The following discussion and analysis of our financial condition is prepared as of June 30, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to equity-based services, valuation of financial instruments, asset retirement obligations and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

During the year the Company entered into contracts which obligated the company under certain circumstances to issue shares of common stock in excess of the number of shares of common stock authorized. Under accounting guidance provided by FASB ASC 815-40-05, the Company accounts for all derivative financial instruments, including warrants, conversion features embedded in notes payable, and stock options, via the liability method of accounting. Accordingly, all these instruments are valued at issuance utilizing the Black-Scholes valuation method, and are re-valued at each period ending date, also using the Black-Scholes valuation method.  Any gain or loss from revaluation is charged to operations during the period.

Results of Operations and Financial Condition

For the three and six months ended June 30, 2012 compared with the three and six months ended June 30, 2011:

Revenues.  The Company generated revenues for the three and six month periods ended June 30, 2012 of $110,103  and $247,450 respectively compared to $187,727 and $300,692 respectively in the same periods in 2011. This 41% and 18% decrease in revenue for both periods is due primarily to the reduction in demand for the products from our Medical Office Software subsidiary.

Cost of Sales. Cost of sales for the three and six months periods ended June 30, 2012 were $39,586 and $84,854, as compared to cost of sales of $49,797 and $80,431 for the three months and six month periods ended June 30, 2011, or a 21% decrease and 6% increase respectively in cost of sales. This decrease in the three month period is due primarily to the reduction in sales of our Medical Office Software subsidiary. The increase in the six month period is due primarily to our purchase of the Lily Group in the second half of the first quarter of 2012.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three and six month periods ended June 30, 2012 were $2,761,758 and $4,954,780 respectively, as compared to G&A expenses of $305,393 and $567,885 for the three and six month periods ended June 30, 2011, or a 804% and 773% respective increase in G&A expenses.  Virtually all of the expense increase in both periods is related to the Lily Group.

Interest Income.   Interest income was $309,890 and $310,577 for the three and six month periods ended June 30, 2012, as compared to $15,494 and $30,805 for the three and six month periods ended June 30, 2011, or an increase of 1,900% and 908% in the respective periods. The increase is due solely to intercompany lending arrangements between subsidiaries.

Loss on Settlement.   The Company incurred a gain on settlement of $676,763 and a loss on settlement of $77,484 for the three and six month periods ended June 30, 2012, as compared to no gain and a loss of $40,091 in the three and six month periods respectively in 2011. The Company’s gain or loss in the respective periods is due to the change in that value of the Company’s Common Stock.

Debt Related Expense. Debt related expenses for the three and six month periods ended June 30, 2012 were $1,836,051 and $1,869,489 respectively, as compared to $0 for both the three and six month periods ended June 30, 2011. The increase is due to the increase in complex debt agreements that include loan origination fees and conversion features used to finance the Lily acquisition.

Interest Expense.   Interest expense was $1,592,525 and $1,785,100 for the three and six month periods ended June 30, 2012, as compared to $38,983 and $58,232 for the three and six month periods ended June 30, 2011, or respective increases of 3,985% and 2,965% in each period.  The increase is the result of additional notes payable required to finance the Company’s operations in the first and second quarter of 2012.

Net Loss. We had a net loss for the three and six month periods ended June 30, 2012 of $4,857,274 and $10,569,058 respectively, as compared with a net loss of $190,952 and $415,142 for the three and six month period ended June 30, 2011, or an increase in net loss of 2,444% and 2,446% in the respective periods. The increase in net loss for the three and six months is due primarily to the increased borrowing in 2012 to finance the Lily acquisition and the change in fair value of our derivative liabilities.

All material changes in financial condition and results of operations for the three and six month periods ended June 30, 2012 compared with the three and six month periods ended June 30, 2011 are identified in the above analysis for the periods ended June 30, 2012 and 2011.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities used approximately $2,691,241 and $4,792184 for the three and six month periods respectively ended June 30, 2012 and approximately $167,463 and $347,624 for the three and six month periods ended June 30, 2011.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2012, there were no changes to our critical accounting policies as  identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  During the period covered by this report we failed to timely file Current Reports on Form 8-K disclosing the issuances of securities and the Company entering into material borrowing obligations. The failure to timely file these reports is a material weakness in our disclosure controls and procedures.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

MacAllister Machinery Company, Inc.

In June 2012, The Company was served with a lawsuit filed by MacAllister Machinery Company, Inc. (Cause No. 28C01-1206-PL-000020). The suit, filed in The State of Indiana, Greene Circuit Court names Lily Group, Inc., P. Rick Risinger, VHGI Coal, Inc., VHGI Holding, Inc., Plantium Partners Credit Opportunities Master Fund LP, Custom Engineering, Inc., Hendrix Electric, Inc., One Source Equipment Rentals LLC, Kerko, Inc., Simplex Grinnell LP, Baifour Beatty Rail, Inc., Bell Tech Industrial Inc., the Greene County treasurer and the Greene County assessor as defendants.

The current amount due at the time of the filing was $1,019,035.09. MacAllister extended the Company a line of credit in 2011 that allowed it to rent equipment and obtain other goods and services that were used in the construction of the coal mine. Under terms of the credit agreement, Lily Group was to pay all charges owed as they became due on a net 30-day basis together with interest on any unpaid amounts. The suit, a complaint to foreclose a mechanics lien, asked the court to appoint a receiver who will oversee the collection and liquidation of all of Lily's assets -- including the mine and real estate.

In October 2012, The James W. Stuckert Revocable Trust purchased from MacAllister Machinery Company, Inc., as assignee, all of MacAllister Machinery Company, Inc.’s right, title and interest in and to those certain claims by MacAllister against Lily Group, Inc., VHGI Holdings, Inc., VHGI Coal, Inc., and P. Rick Risinger which have been plead against those individuals or entities.

Dr. Jason Cohen, John Brinton, and Tonya Sewell

In July 2012 the Company was served with a Demand for Arbitration by The American Arbitration Association (AAA No. 18 512 00797 12). The arbitration proceeding was initiated by Dr. Jason Cohen, John Brinton, and Tonya Sewell. The arbitration names Scott Haire (personally) Gaming Technology Ventures, VHGI Holdings and HEB, LLC as respondents.

The Company currently has two outstanding notes with Dr. Cohen which are in default and remain unpaid.

The arbitration process is ongoing.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of the Company’s securities without registration for the three months ended June 30, 2012.  The securities bear a restrictive legend and no advertising or public solicitation was involved.

As further described in the notes accompanying the financial statements filed herewith:

In April 2012, the Company issued 750,000 shares of its Common Stock relating to a $300,000 Promissory Note.

In May of 2012, the Company issued 125,000 shares of its common stock relating to a $108,000 Convertible Promissory Note.

In May of 2012, the Company issued 300,000 shares of its Common Stock relating to the extension of an unpaid $100,000 Promissory Note dated October 13, 2011.

In May of 2012, the Company issued 200,000 shares of its Common Stock relating to the extension of an unpaid $250,000 Promissory Note dated January 30, 2012.

In May of 2012, the Company issued 125,000 shares of its Common Stock relating to a Senior Promissory Note in the principal amount of $53,000. This note also included the issuance of 50,000 5-year warrants at the price of $.15.

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

The Landree Mine is regulated by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (“Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain violations which MSHA has issued with respect to our mine in the 2nd quarter of 2012. While assessing this information please consider that the number and cost of violations will vary depending on the MSHA inspector and can be contested and appealed, and in that process, and are often reduced in severity and amount, and are sometimes dismissed. We are currently not contesting any citations with MSHA. To our knowledge there is no pending legal action before the MSHA review commission.

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

Through 2nd Quarter 2012

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	1	0	0	0	0	$0.176
February	2	0	1	0	0	$2.678
March	15	0	4	0	0	$5.5
April	1	0	0	0	0	$0.75
May	0	0	0	0	0	$0
June	2	0	0	0	0	$0
July	0	0	0	0	0	$0

August	0	0	0	0	0	$0
September	0	0	0	0	0	$0
October	0	0	0	0	0	$0
November	0	0	0	0	0	$0
December	0	0	0	0	0	$0

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

3.1
Amended and Restated Certificate of Incorporation, dated August 24, 2006 (Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 15, 2011)

3.2	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
4.1
Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2012)

10.1	First Amendment to Note Purchase Agreement, dated May 15, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2012).
10.2	Second Amendment to Note Purchase Agreement, dated May 25, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2012).
10.3	Third Amendment to Note Purchase Agreement, dated June 15, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2012).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.LAE	XBRL Taxonomy Extension Label Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.SCH	XBRL Taxonomy Extension Schema **

*            Filed herewith
**            In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2012	VHGI HOLDINGS, INC. By /s/ Paul R. Risinger Paul R. Risinger, Chief Executive Officer