Form 10-Q
period 2012-09-30
VHGI HOLDINGS, INC.
filed 2012-12-18
CIK 830741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

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

Shares issued and outstanding of the registrant’s $.001 par value Common Stock as of November 21, 2012: 99,847,126.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited)
and December 31, 2011 (audited)	3

Unaudited Condensed Consolidated Statements of Operations
for the three and nine months ended September 30, 2012 and 2011	4

Unaudited Condensed Consolidated Statements of Cash Flows
for the nine months ended September 30, 2012 and 2011	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3: Quantitative and Qualitative Disclosures about Market Risk	24

Item 4: Controls and Procedures	24

PART II – OTHER INFORMATION

Item 1: Legal Proceedings	25

Item 1A: Risk Factors	25

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3: Defaults upon Senior Securities	25

Item 4: Mine Safety Disclosures	25

Item 5: Other Information	26

Item 6: Exhibits	27

Signatures	28

 PART I – FINANCIAL INFORMATION

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$704,890	$13,030
Accounts Receivable, net	22,120	25,340
Prepaid Expenses and other	274,731	220,591
Total Current Assets	1,001,741	258,961

OTHER ASSETS:
Property Plant and Equipment, net	48,070,299	-
Notes and Interest Receivable - Related Parties	-	5,432,034
Mining Lease Rights	-	1,529,536
Other Assets	4,751	-
TOTAL ASSETS	$49,076,791	$7,220,531

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$6,594,464	$431,753
Unearned Revenue	30,918	47,087
Accrued Payroll and Payroll Taxes	795,982	18,794
Other Accrued Liabilities	3,308	1,093
Dividends Payable	251,421	33,750
Notes Payable, net of discount	19,720,698	2,393,467
Debentures, net of discount	50,000	-
Notes Payable - Related Parties	21,700,932	3,543,184
Accrued Interest - Unrelated	1,380,569	17,774
Accrued Interest - Related Parties	1,446,766	399,595
Derivative Liabilities	933,835	2,227,425
Stock Subscription Payable	144,053	5,299
Total Current Liabilities	53,052,946	9,119,221

LONG TERM LIABILITIES:
Notes Payable, long term	486,098	-
ARO Liability	974,790	-
Debentures, net of discount	98,175	-
	1,559,063	-

TOTAL LIABILITIES	54,612,009	9,119,221

STOCKHOLDERS' DEFICIT

Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of June 30, 2012 and December 31, 2011	70	70
Preferred stock, Class C - $0.001 par value, 6,000 shares designated, zero issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 99,847,126 and 97,192,187 issued and outstanding as of September 30, 2012 and December 31, 2011	99,847	97,192
Additional Paid-in Capital	10,973,517	9,699,150
Stock Subscription Receivable	(24,000)	(24,000)
Retained Deficit	(23,521,949)	(11,671,102)
TOTAL VHGI Holdings STOCKHOLDERS' DEFICIT	(12,472,515)	(1,898,690)
Noncontrolling Interest	6,937,297	-
TOTAL STOCKHOLDERS' DEFICIT	(5,535,218)	(1,898,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,076,791	$7,220,531

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Total Revenue	$122,918	$170,604	$370,368	$471,296

Cost of Sales	(43,796)	(57,646)	(128,650)	(138,078)

Gross Profit	79,122	112,958	241,718	333,218

OPERATING EXPENSES:
Selling, General and Administrative	(3,040,609)	(363,646)	(7,933,176)	(931,440)

LOSS FROM CONTINUING OPERATIONS	(2,961,487)	(250,688)	(7,691,458)	(598,222)

OTHER INCOME (EXPENSES):
Interest Income	111,483	36,057	423,873	66,772
Gain on Settlement	181,242	(15,441)	103,758	(55,531)
Change in fair value of Derivative Liability	2,683,589	-	1,634,916	-
Debt Related Expense	(150,913)	(386,498)	(2,046,371)	(406,719)
Other Income (Expense)	2,417	-	(1,306,102)	-
Interest Expense	(1,210,822)	(34,266)	(2,995,922)	(72,277)
Other Income (Expenses)	1,616,996	(400,148)	(4,185,848)	(467,755)

NET LOSS BEFORE TAXES	(1,344,491)	(650,836)	(11,877,306)	(1,065,977)
Tax Expense	-	-	-	-
NET LOSS	(1,344,491)	(650,836)	(11,877,306)	(1,065,977)
Less: Net Loss attributed to the
noncontrolling interest	26,458	-	62,703	-
NET LOSS ATTRIBUTED TO VHGI HOLDINGS	$(1,318,033)	$(650,836)	$(11,814,603)	$(1,065,977)

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.12)	$(0.01)

Weighted average number of common shares	99,922,126	87,770,134	98,519,657	86,290,983

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2012 AND 2011

	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interests	$(11,877,306)	$(1,065,977)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	11,346	-
Amortization of deferred financing costs	-	219,189
Non-cash expenses	-	103,237
Loss (forgiveness) on debt settlement	(222,831)	55,531
Accretion of ARO liability	40,500	-
Impairment of mining lease rights	1,529,536	-
Bad debt reserve	100,000	-
Change in fair value of derivative liability	(1,634,916)	-
Beneficial conversion rights on debt issued	374,194	-
Equity issued for debt related costs	654,514	187,530
Equity issued for services	-	17,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	3,220	(3,547)
(Increase) decrease in prepaids and other assets	(53,813)	11,500
(Increase) decrease in interest receivable - related parties	-	(47,114)
(Increase) decrease in interest receivable	-	(19,658)
Increase (decrease) in deferred revenue and other liabilities	(13,954)	247
Increase (decrease) in accounts payable	3,538,190	68,198
Increase (decrease) in accrued payroll and payroll taxes	777,188	(19,333)
Increase (decrease) in accrued interest	1,362,795	9,069
Increase (decrease) in accrued interest - related parties	1,047,171	63,207
Net cash (used) in operating activities	(4,364,166)	(420,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable - related parties	-	1,244,850
Payment on notes receivable-related parties	-	(1,117,400)
Purchase of notes receivable	(100,000)	(1,625,000)
Purchase of property, plant, and equipment and other	(1,724,987)	-
Purchase of mining lease rights	-	(4,536)
Net cash (used) in investing activities	(1,824,987)	(1,502,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	(45,654)
Proceeds from notes payable and debentures	5,723,265	874,000
Payments on notes payable and debentures	(1,894,350)	(190,000)
Proceeds from notes payable - related parties	3,052,098	1,441,300
Payments on notes payable - related parties	-	(138,900)

Net cash provided by financing activities	6,881,013	1,940,746

NET INCREASE IN CASH	691,860	17,739

Cash, beginning of period	13,030	-
Cash, end of period	$704,890	$17,739

Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Debt converted to equity	$124,400	$-
Dividends payable	$217,671	$-
Stock subscription payable	$138,754	$-
Liabilities assumed in Lily acquisition	$21,753,740	$-
Preferred Stock issued in acquisition	$7,000,000	$-
Note payable issued in acquisition	$17,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc., a Delaware corporation.  The accompanying unaudited condensed consolidated balance sheet as of September 30, 2012 and unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and September 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management of VHGI, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.  These financial statements and notes should be read in conjunction with the financial statements for the years ended December 31, 2011 and 2010, included in the Company’s Annual Report on Form 10-K.  The audited consolidated balance sheet as of December 31, 2011 has been included for comparison purposes in the accompanying balance sheet.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries:  Medical Office Software, Inc. (“MOS”), a Florida corporation, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company, and Lily Group, Inc., an Indiana corporation (“Lily”). VHGI Coal, Inc. (“VHGI Coal”), a Delaware corporation is effectively 93% owned by the Company. All intercompany accounts and transactions have been eliminated.

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

Mine Development

General prospecting cost are expensed as incurred until mineral interests are determined to have proved and probable reserves. Upon these determinations, costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. During 2012, the Company sold approximately $311,685 in surface level coal which is incidental to the primary proved and probable reserves.  Since the Company is in the exploratory stage, these sales have been recorded as a reduction of costs incurred during 2012. At September 30, 2012, the Company is still in the process of reaching these reserves and has not commenced primary operations. See subsequent events.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment at least annually, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  For the periods ended September 30, 2012 and 2011 an impairment of the Gultch Mine costs of $1,529,536 were recorded in the quarter ended June 30, 2012.

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

The table below reflects the changes to the ARO:

June 30, 2012
Balance, beginning of year	$-
Additions	934,290
Accretion	40,500
Balance, end of period	$974,790

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate, short-term maturity of these financial instruments.  The carrying value of all notes payable approximates fair value at September 30, 2012.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates. The most significant estimates included in the preparation of the financial statements are:

·	Asset retirement obligation
·	The carrying value of coal reserves
·	Useful lives of depreciable equipment

 Noncontrolling Interests

Net losses attributed to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributed to third party equity owners that were deducted from the net loss to arrive at net loss attributable to the Company.

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

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

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

In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from 4 claims to 28 claims for a cost of $4,536.  Although these claims have no significant prior mining activity, they provide value to our existing claims by enlarging the holdings, allowing us to best utilize the resources on and around the original claims.  The balance of the mining lease rights as of September 30, 2012, including these additions, is $1,529,536. The Company has recorded a full reserve against such asset in the amount of $1,529,536.

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

On December 29, 2011, VHGI Coal entered into a definitive stock purchase agreement with Paul Risinger to purchase 100% of the capital stock of Lily.  Lily was owned and controlled by its sole shareholder, Paul Risinger, who now serves as President of VHGI Coal post-transaction.  Paul Risinger was issued 700,000 shares of Series A Convertible Preferred Stock, par value $10 per share, of VHGI Coal bearing a 5.0% annual dividend rate. Each Preferred Share is convertible into one share of Common Stock of VHGI Coal, representing 7.0% of the shares outstanding of VHGI Coal upon full conversion. On February 16, 2012, VHGI Coal closed its announced acquisition of Lily. The Company has recorded dividends on these Series A Convertible Preferred Stock in the amount of $217,671 through September 30, 2012.

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

The tentative details of the net assets acquired are as follows:

Property and equipment	46,361,409
Debt	(21,427,119)
Asset retirement obligation	(934,290)
Total purchase consideration	$24,000,000

The Company has yet to finalize the allocations of the assets and liabilities acquired.

The following unaudited pro forma information is provided for this acquisition assuming that it had occurred as of January 1, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total revenues	$122,918	$170,604	$370,368	$471,296
Net loss	(1,344,491)	(612,214)	(15,047,514)	(1,396,999)
Basic net loss per common share	$(0.01)	$(0.01)	$(0.15)	$(0.02)

Weighted average shares – basic and diluted	99,922,126	87,770,134	98,519,657	86,290,983

NOTE 5 – ASSET DISPOSITIONS

On February 1, 2010, the Company entered into a purchase agreement (the “Purchase Agreement”) with Wound Management Technologies, Inc. (“WMT”), a Texas corporation, pursuant to which  WMT purchased from VHGI—for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the principal amount of $400,000 (the “WMT Note”)—the following:

a)	VHGI’s membership interest in Secure eHealth.
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

In addition, a royalty agreement was executed which provides for a three-year 10% royalty to be paid to VHGI on all revenues received by Secure eHealth or any affiliate of Secure eHealth from the sale of the VPS technology.  The sale of Secure eHealth resulted in a gain on disposition of $23,576.  The balance of the WMT Note, including interest, was paid in full as of September 30, 2011.

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

NOTE 6 - NOTES RECEIVABLE

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of September 30, 2012:

Notes Receivable	Terms of Agreement	Principal	Interest

March 26, 2012 Promissory Note	Promissory note with interest accrued at 5% per annum, due June 30, 2012.	$100,670	$3,094
	Less Reserve	(100,670)
	Total	$-0-	$3,094

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
September 30, 2012
Plant and mining equipment	$29,434,305
ARO Asset	907,078
Buildings	5,269,924
Mine development	12,380,865
Vehicles and other	78,127

Less accumulated depletion and depreciation	-
Total property and equipment, net	$48,070,299

The subsidiary Lily Group is an exploratory stage company, the Company has not recorded any depletion or depreciation expense on such assets for the periods ended September 30, 2012 or December 31, 2011.  See Subsequent Events.

NOTE 8 - NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's previous Chairman, and entities controlled by him.  Other shareholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties, including terms of the debt, and the interest accrued as of September 30, 2012:

Related party	Nature of relationship	Terms of the agreement	Principal	Interest

H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managingmember of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum. Aggregate amount of line available at September 30, 2012 is $831,542.	$ 97,368	$ 239,482

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	-

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date.	43,829	104,581

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum. Aggregate amount of line available at September 30, 2012 is $0.	3,762,835	343,861

Paul R. Risinger	Mr. Risinger is the current president of Lily Group Inc.	$17,000,000 Note payable due March 31, 2012 with interest accrued at 3% per annum and 8% after the due date. The due date of this note has been extended until March 2013. $775,000 of outstanding amount as per note dated September 20, 2012 with same terms as (y) below.	17,775,000	758,842

Total			$21,700,932	$1,446,766

Notes Payable

The following is a summary of amounts due to unrelated parties, including terms of the debt, and the interest accrued as of September 30, 2012:

Note Payable	Terms of Agreement	Debt In Default	September 30, 2012	December 31, 2011

8% Notes, Convertible at 45% discount	(t)	-	$ -	$ 70,000

12% Notes, Convertible	(a)	Yes	200,000	200,000

July 1, Notes	(u)	-	-	175,000

July 2011, Senior Notes	(b)	Yes	150,000	231,250

8% Notes, Convertible at 50% discount	(c)	Yes	108,400	140,000

2011 4th Quarter Senior Notes	(d)	Yes	417,200	1,258,700

November Notes	(e)	Yes	108,000	108,000

December 15, Notes	(v)	-	-	100,000

December 30, Note	(w)	-	-	550,000

January 11, 2012 Senior Promissory Note	(g)	Yes	250,000	-

$500,000 Senior Promissory Note	(h)	Yes	200,000	-

January 15, 2012 Senior Promissory Note	(i)	Yes	0	-

January 30, 2012 Promissory Note	(j)	Yes	250,000	-

Platinum Partners Note	(k)	Yes	13,000,000	-

Lily Notes Payable	(l)	-	486,098	-

March 28, 2012 Promissory Note	(m)	-	110,000	-

5 Promissory Notes	(n)	-	805,000	-

April 5, 2012 Promissory Note	(o)	Yes	300,000	-

April, May 2012 Promissory Notes	(p)	Yes	250,000	-

May 4, 2012 Convertible Promissory Note	(q)	-	100,000	-

May 23, 2012 Promissory Note	(r)	Yes	53,000	-

June 26, 2012 Promissory Note	(s)	Yes	900,000	-

July-August 2012 Promissory Notes	(x)	-	750,000	-

$1,275,000 September 20, 2012 Promissory Note	(y)	-	775,000	-

July 19, 2012 Promissory Notes	(z)	Yes	500,000	-

August 8, 2012 Promissory Notes	(aa)	Yes	500,000	-

July 27, 2012,Promissory Note	(bb)	Yes	50,000	-

	As of September 30, 2012	As of December 31, 2011
Total Notes Payable	$20,262,698	$2,832,950
Less Long-Term Notes Payable	(486,098)	-
Total Short Term Notes Payable	19,776,600	2,832,950
Less Short-Term Debt Discount	(55,902)	(439,483)
Net Short-Term Notes Payable	$19,720,698	$2,393,467

See Subsequent Events for debt in default

(a)	Convertible notes payable with principal and accrued interest, at 12% per annum, due July 19, 2012. Notes are convertible into Common Stock at a 50% discount on the market price.
(b)	Six senior promissory notes payable with two to three month terms, with maturity dates ranging from September 2, 2011 to December 31, 2011.
(c)
Two convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution.  The maturity dates range from August 30, 2012 to September 15, 2012. Notes are convertible into Common Stock at a 50% discount on the market price.

(d)
Twenty-nine notes payable with a total original principal amount of $1,232,500 and participation payments of $107,200 due on maturity dates ranging from December 12, 2011 to February 6, 2012. A total of 4,950,000 shares of Common Stock and 1,237,500 5-year warrants with an exercise price of $0.15 were issued to the lenders upon execution of the note agreements.

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

(n)	Various Notes payable written between April 18, 2012 and June 7, 2012 in the principal amount of$805,000 with no interest rates or maturity dates.
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

(s)
Two Promissory Note in the principal amount of $500,000 with a maturity dates of August 1, 2012 and September 10, 2012 respectively. On the first note the lender charged a $50,000 closing fee from the proceeds and the lender is also to receive a lump sum payment of $150,000 on or before September 10, 2012. On both notes the lender is also entitled to a royalty payment of $0.10 on the first 12 million tons of coal from the mine during the period September 1, 2012 through February 28, 2020.

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

(w)	One $500,000 non-interest bearing note payable with a maturity date of February 15, 2012 and a participation payment of $50,000.
(x)	Various notes payable issued between July1, 2012 and August 21, 2012 in the principal amount of $750,000 with no interest rates or maturity dates.
(y)	Note payable dated September 20, 2012 in the amount of $1,275,000 with $775,000 principal outstanding. Interest rate is 10% and the maturity date is March 15, 2013.
(z)	Two notes payable each in the amount of $250,000 dated July 19, 2012. Interest rate is 10% and the maturity date is September 4, 2012.
(aa)
Two notes payable each in the amount of $250,000 dated August 8, 2012. Interest rate is 10% and the maturity date is September 8, 2012. As additional consideration 250,000 5-year common stock warrants were issued to each noteholder at an exercise price of $0.10.

(bb)	Promissory Note dated July 27, 2012 with a maturity date of August 10, 2012 in the principal amount of $50,000. As additional consideration lender was to receive a $15,000 bonus payment.

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

The Company received $360,000 from the sale of the debentures and 150,000 shares of Common Stock.  The difference between the face value of the debentures and the funds received has been recorded as an original issue discount in the amount of $40,000, which is being amortized over the term of the debentures.  Additionally, the Company recorded $12,500 of deferred loan costs related to the issuance of the debentures which are also being amortized over the term of the debentures.  At September 30, 2012, the unamortized original issue discount is $30,182 and the remaining balance of deferred loan costs is $9,432.

The value of funds received from securities purchase agreement has been allocated to the beneficial conversion feature of the debentures and the 150,000 shares issued for a total discount of $360,000.  The unamortized discount at September 30, 2012 is $271,642.

Debentures – March 2012

On March 30, 2012, the Company entered into a Securities Purchase Agreement for the sale of convertible debentures with a maturity date of September 30, 2012, in the total principal amount of $50,000. The Debentures accrue interest at 8% per annum. The Debentures may be converted into shares of the Company’s Common Stock at a conversion price equal to fifty percent (50%) of the lowest closing bid price per share for the ten (10) trading days immediately preceding the date of conversion. At September 30, 2012, the entire principal balance of $50,000 remains due.

The Company recorded $4,000 of deferred loan costs related to the issuance of the debentures which are being amortized over the term of the debentures.  The balance of deferred loan costs related to the March 2012 debentures at September 30, 2012 is $22.

In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $50,000 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the debt.  The unamortized balance at September 30, 2012 is $0.

As of September 30, 2012, a total $12,900 of interest has been accrued related to the January 2012 and March 2012 Debentures.

Debenture Summary Table

September 30, 2012
Debentures	$450,000
Less Debt Discount	(301,825)
Total	$148,175

Future maturities of debt are as follows at September 30, 2012:

Year Ending December 31:
2012	$23,119,717
2013	18,550,000
2014	21,577
2015	400,000
2016	322,336
Total	$42,413,630

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Company has designated 300,000 shares as Class B Voting Preferred Stock, and at September 30, 2012 and December 31, 2011 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at September 30, 2012 and December 31, 2011. Effective March 29, 2012, the Company designated 6,000 shares as Series C Preferred Stock, which shall automatically convert into 1,000 shares of Common Stock upon a “Conversion Triggering Event” defined as the effectiveness of an amendment to the Company’s Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of all Series C Preferred Shares into shares of Common Stock.  As of September 30, 2012, there were no shares of Series C Preferred Stock outstanding. Effective December 3, 2012, the Company designated 500,000 shares as Series D Preferred stock. Each share of Series D Preferred stock is convertible into 1,000 shares of the Company’s common stock and carries voting rights equal to the number of common shares that the Preferred shares could be converted into regardless of whether or not those shares are available for issuance. VHGI Coal authorized and issued 700,000 shares of Series A Preferred stock, par value $10 paying a 5% dividend to Mr. Paul R. Risinger in the acquisition of Lily.  As of September 30, 2012 all 700,000 shares are outstanding and the accrued but unpaid dividends as of September 30, 2012 were $217,671.

Common Stock

The Company is authorized to issue 100,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At September 30, 2012, there were 99,847,126 shares issued and outstanding.  At December 31, 2011, there were 97,192,187 shares issued and outstanding.

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

In January 2012, a shareholder returned 1,000,000 shares of common stock to allow the Company to make an issuances to third parties as the Company had reached its authorized issuance limitation. These shares are included in the stock subscription payable as of September 30, 2012.

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

In July of 2012, a shareholder returned 650,000 shares of common stock to allow the Company to make an issuance to a third party as the Company had reached its authorized issuance limitation. These shares are included in the stock subscription payable as of September 30, 2012.

As of September 30, 2012 the Company is obligated to issue 3,601.316 shares of common stock. These shares have not been issued since there were insufficient shares authorized as of September 30, 2012. See subsequent events.

Warrants

During the nine months ended September 30, 2012, the Company granted stock purchase warrants with exercise prices ranging from $0.15 to $1.00 to various lenders as part of note payable agreements. A summary of the status of the warrants granted for the year ended December 31, 2011 and for the nine month period ended September 30, 2012 and changes during the periods then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	714,285	$0.07
Granted	3,125,000	0.21
Exercised	(714,285)	0.07
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011	3,125,000	$0.21

Granted	2,234,500	0.37
Exercised	(1,250,000)	0.08
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2012	4,109,500	$0.31

	As of September 30, 2012			As of September 30, 2012
	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
0.10	750,000	4.9	0.10	750,000	0.10
0.15	1,287,500	4.3	$0.15	1,287,500	$0.15
0.25	150,000	2.5	0.25	150,000	0.25
0.34	634,500	4.7	0.34	634,500	0.34
0.50	437,500	2.3	0.50	437,500	0.50
0.60	400,000	4.3	0.60	400,000	0.60
0.75	250,000	2.0	0.75	250,000	0.75
1.00	200,000	4.3	1.00	200,000	1.00
0.15 - 1.00	4,109,500	4.1	$0.31	4,109,500	$0.31

NOTE 10 -  NONCONTROLLING INTERESTS

The 700,000 shares of Series A Convertible Preferred Stock of VHGI Coal (“Series A”) issued with the Lily acquisition, discussed above, are considered to be noncontrolling interests. These Series A shares are convertible each into one share of VHGI Coal common stock. As of September 30, 2012 there are 9,300,000 shares of common stock issued and outstanding of VHGI Coal, which is owned by the Company. Effectively thesenoncontrolling interests of Series A convert into 7% of the ownership of VHGI Coal. The 700,000 shares of Series A have a liquidation value of $7,000,000 and equates to the value of such shares attributed to the Lily acquisition. As a result the equity allocated to the noncontrolling interests amounts to $7,000,000. Losses incurred by VHGI Coal in the amount of 7% have been allocated to the noncontrolling interests equity, pursuant to the accounting guidance inASC 810.

NOTE 11 - RELATED PARTY TRANSACTIONS

As per a ten-year Lease of Real Property agreement dated February 6, 2012, the Company is obligated to Alisa Risinger, the wife of our CEO, a royalty of $0.25 per ton or forty-one hundredths of one percent (0.41%) of the F.O.B. Mine Price for each ton of coal mined at the Landree mine in consideration of the leased property being mined.

NOTE 12 – DERIVATIVE LIABILITIES

In 2010 and 2011, the Company issued common stock purchase warrants to consultants and to various lenders as part of note payable agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from July 19, 2014 to December 31, 2016. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues Common Stock or Common Stock equivalents at a price less than the exercise price.  As of December 31, 2011, the Company did not have a sufficient number of shares of common stock authorized to fulfill the possible exercise of all outstanding warrants. As a result, the Company determined that the warrants do not quality for equity classification.  Accordingly, the warrants are treated as a derivative liability and are carried at fair value. As of September 30, 2012, the Company had outstanding warrants entitling the holders to purchase 4,109,500 shares of the Company’s Common Stock upon exercise.

The Company estimates the fair value of the derivative warrant liabilities by using the American Option Binomial Model, a Level 3 input, with the following assumptions used:

Dividend yield:	1%
Expected volatility	321% to 382%
Risk free interest rate	.31% to .62%
Expected life (years)	1.00 to 5.00

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

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2011 and the six months ended June 30, 2012:

Balance, December 31, 2010	$0
Change in Fair Value of Warrant Derivative Liability	(1,582,963)
Change in Fair Value of Beneficial Conversion Liability	(644,462)
Balance, December 31, 2011	(2,227,425)

Adjustment to Warrant Derivative Liability	112,171
Adjustment to Beneficial Conversion Liability	38,260
Adjustment to Debenture Beneficial Conversion Liability	(360,010)
Change in Fair Value of Warrant Derivative Liability	(680,907)
Change in Fair Value of Beneficial Conversion Liability	(159,529)
Change in Fair Value of Debenture Beneficial Conversion Liability	(381,229)
Balance, March 31, 2012	$(3,658,669)

Adjustment to Warrant Derivative Liability	5,450
Adjustment to Beneficial Conversion Liability	59,852
Adjustment to Debenture Beneficial Conversion Liability	8,075
Change in Fair Value of Warrant Derivative Liability	1,799,975
Change in Fair Value of Beneficial Conversion Liability	(609,019)
Change in Fair Value of Debenture Beneficial Conversion Liability	(1,223,088)
Balance, June 30, 2012	$(3,617,424)

Adjustment to Warrant Derivative Liability	(35,100)
Adjustment to Beneficial Conversion Liability	44,010
Adjustment to Debenture Beneficial Conversion Liability	(58,713)
Change in Fair Value of Warrant Derivative Liability	221,115
Change in Fair Value of Beneficial Conversion Liability	1,093,033
Change in Fair Value of Debenture Beneficial Conversion Liability	1,419,244
Balance, September 30, 2012	$(933,835)

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

NOTE 14 – RESTATEMENT

The Company has restated its financial statements for the quarter ended September 30, 2011.  The significant changes made are further described and summarized below.

he Company had not previously recorded the derivative liabilities associated with convertible debt, debentures, and warrants issued in the third quarter of 2011.  The Company has restated its financial statements for the period ended September 30, 2011 to record these corrections.

The following table highlights the significant areas of change:

	Three months ended September 30, 2011
	As Previously
	Reported	Restated
	September 30, 2011	September 30, 2011	Change
Total Assets	$5,217,156	$5,217,156	$-
Total Liabilities	$(3,551,978)	$(4,308,173)	$(756,195)
Stockholders’ Equity	$1,665,178	$908,983	$756,195
Net Loss	$(650,836)	$(1,099,935)	$(449,099)
Loss available to common stockholders	$(650,836)	$(1,099,935)	$(449,099)
Basic Loss per share	$(0.01)	$(0.01)	$(0.00)

	Nine months ended September 30, 2011
	As Previously
	Reported	Restated
	September 30, 2011	September 30, 2011	Change
Net Income (Loss)	$(1,065,977)	$(1,822,172)	$(756,195)
Income (Loss) available to common stockholders	$(1,065,977)	$(1,822,172)	$(756,195)
Basic Loss per share	$(0.01)	$(0.02)	$(0.01)

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose.

In November 2012 the Company began shipping coal under its contract with Indiana Power and Light. The Company remains hindered by a lack of sufficient working capital to bring the mine to full production.  On November 9, 2012 the Company entered into a note payable with a private investor in the amount of $500,000. This note carries no interest rate or maturity date and is payable on demand.

Effective December 3, 2012, VHGI Holdings, Inc. ("VHGI") filed an amendment to its Amended and Restated Certificate of Incorporation, increasing the authorized capital stock of VHGI from 110,000,000 to 260,000,000 shares of capital stock consisting of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock.  Also effective December 3, 2012, VHGI filed a Certificate of Designations, Preferences, Rights and Limitations designating 500,000 shares of new Series D Convertible Preferred Stock.  As a result of the aforementioned amendment, the Company can now complete the "Exchange Agreement" previously announced via Form 8-K on September 25, 2012.  On September 24, 2012, the Company entered into an agreement (the "Exchange Agreement") with Paul R. Risinger, who is our Chief Executive Officer and a member of our board, and who was formerly the sole stockholder of Lily Group, Inc. ("Lily") prior to the purchase of all of the issued and outstanding common stock of Lily by VHGI Coal, Inc., a wholly-owned subsidiary of the Company ("Coal"), pursuant to a stock purchase agreement dated December 29, 2011, as amended (the "Lily SPA").  Simultaneously with the closing of the the Lily SPA, Coal issued 700,000 shares of Series A Preferred Stock to Lily Group Holdings Company, and entity owned by Risinger (the Series A Shares").  Pursuant to Section 1.1 of the Lily SPA, the Series A Shares were deemed to have a value of $7,000,000.

Pursuant to the Exchange Agreement, the Company and Coal will exchange the Series A Shares for 50,000,000 shares of Common Stock of the Company (the "Exchange Shares") and issue a promissory note (in substantially the form attached as an exhibit to the Exchange Agreement, the "Interest Note") that converts the accrued, but unpaid interest and dividends on the Series A Shares into amounts owed under the Interest Note.

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

The following discussion and analysis of our financial condition is prepared as of September 30, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

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

 Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2012 and December 31, 2011 totaled $398,926 and $349,863, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•           Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•           Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•           Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The fair value of our financial instruments at September 30, 2012 and December 31, 2011 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – September 30, 2012	$0	$0	$933,835

Derivative securities – December 31, 2011	$0	$0	$210,000

Results of Operations and Financial Condition

For the three and nine months ended September 30, 2012 compared with the three and nine months ended September 30, 2011:

Revenues.  The Company generated revenues for the three and nine month periods ended September 30, 2012 of $122,918  and $370,368 respectively compared to $170,604 and $471,296 respectively in the same periods in 2011. This 28% and 21% decrease in revenue for both periods is due primarily to the reduction in demand for the products from our Medical Office Software subsidiary.

Cost of Sales. Cost of sales for the three and nine months periods ended September 30, 2012 were $43,796 and $128,650, as compared to cost of sales of $57,646 and $138,078 for the three months and nine month periods ended September 30, 2011. This 24% and 7% decrease in cost of sales for both periods is due primarily to the reduction in demand for the products from our Medical Office Software subsidiary.

Selling, General and Administrative expenses (“G&A"). G&A expenses for the three and nine month periods ended September 30, 2012 were $3,040,609 and $7,993,176 respectively, as compared to G&A expenses of $363,646 and $931,440 for the three and nine month periods ended September 30, 2011, or a 736% and 758% respective increase in G&A expenses.  Virtually all of the expense increase in both periods is related to the Lily Group.

Interest Income.   Interest income was $111,483 and $423,873 for the three and nine month periods ended September 30, 2012, as compared to $36,057 and $66,672 for the three and nine month periods ended September 30, 2011, or an increase of 209% and 534% in the respective periods. The increase is due solely to intercompany lending arrangements between subsidiaries.

Loss on Settlement.   The Company incurred a gain on settlement of $181,242 and $103,758 for the three and nine month periods ended September 30, 2012, as compared tolosses on settlement of $15,441and $55,531 in the three and six month periods respectively in 2011. The Company’s gain or loss in the respective periods is due to the change in that value of the Company’s Common Stock.

Debt Related Expense. Debt related expenses for the three and nine month periods ended September 30, 2012 were income of $3,761,193 and expenses of $307,456 respectively, as compared to expenses of $386,498and $406,719 for both the three and nine month periods ended September 30, 2011. Thesechanges in debt related income and expenses are due to the increase in complex debt agreements that include loan origination fees and conversion features used to finance the Lily acquisition.

Interest Expense.   Interest expense was $1,210,822 and $2,995,922 for the three and nine month periods ended September 30, 2012, as compared to $34,266 and $72,277 for the three and nine month periods ended September 30, 2011, or respective increases of 3,433% and 4,045% in each period.  The increase is the result of additional notes payable required to finance the Company’s operations in the first three quarters of 2012.

Net Income/Loss. We had a net income for the threemonth period ended September 30, 2012 of $70,040 and a net loss of $10,462,744in the nine month period ended September 30, 2012, as compared with a net loss of $650,836 and $1,065,977 for the three and nine month period ended September 30, 2011. The decrease in net loss for the three month period is due primarily to borrowing in 2012 to finance the Lily acquisition and the change in fair value of our derivative liabilities. The increase in loss in the year over year nine month period is due to our ongoing efforts to bring the Landree mine into production.

All material changes in financial condition and results of operations for the three and nine month periods ended September 30, 2012 compared with the three and nine month periods ended September 30, 2011 are identified in the above analysis for the periods ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our financing activities used approximately $3,040,609 and $47,933,176 for the three and nine month periods respectively ended September 30, 2012 and approximately $363,646 and $931,440 for the three and nine month periods ended September 30, 2011.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

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

The current amount due at the time of the filing was $1,019,035. MacAllister extended the Company a line of credit in 2011 that allowed it to rent equipment and obtain other goods and services that were used in the construction of the coal mine. Under terms of the credit agreement, Lily Group was to pay all charges owed as they became due on a net 30-day basis together with interest on any unpaid amounts. The suit, a complaint to foreclose a mechanics lien, asked the court to appoint a receiver who will oversee the collection and liquidation of all of Lily's assets -- including the mine and real estate.

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

Dr. Jason Cohen, John Brinton, and Tonya Sewell

In July 2012, the Company was served with a Demand for Arbitration by The American Arbitration Association (AAA No. 18 512 00797 12). The arbitration proceeding was initiated by Dr. Jason Cohen, John Brinton, and Tonya Sewell. The arbitration names Scott Haire (personally) Gaming Technology Ventures, VHGI Holdings and HEB, LLC as respondents.

The Company currently has two outstanding notes with Dr. Cohen which are in default and remain unpaid.

The arbitration process is ongoing.

 ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

The Landree Mine is regulated by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (“Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain violations which MSHA has issued with respect to our mine in 2012 through the third quarter of 2012. While assessing this information please consider that the number and cost of violations will vary depending on the MSHA inspector and can be contested and appealed, and in that process, and are often reduced in severity and amount, and are sometimes dismissed. We are currently not contesting any citations with MSHA. To our knowledge there is no pending legal action before the MSHA review commission.

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

Through 3rd Quarter 2012

	Section	Section	Section	Section	Section	Proposed
	104(a)	104(b)	104(d)	107(a)	110(b)(2)	MSHA
Month	Citations	Orders	Citation/Orders	Orders	Violations	Assessments
						(in thousands)
January	1	0	0	0	0	$1.18
February	2	0	1	0	0	$3.00
March	15	0	4	0	0	$11.81
April	1	0	0	0	0	$0.75
May	0	0	0	0	0	$0
June	2	0	0	0	0	$0.20
July	0	0	0	0	0	$0
August	0	0	0	0	0	$0.70
September	0	0	0	0	0	$2.94
October	0	0	0	0	0	$0
November	0	0	0	0	0	$0
December	0	0	0	0	0	$0

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

3.2	By-Laws (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB, dated December 31, 2003)
3.3	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2012)
4.1
Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 4, 2012)

4.2
Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2012)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.SCH	XBRL Taxonomy Extension Schema **

*            Filed herewith
**         In accordance with Regulation S-T, the XBRL-formatted interactive data files that constitute Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2012	VHGI HOLDINGS, INC. By /s/ Paul R. Risinger Paul R. Risinger, Chief Executive Officer