Form 10-K
period 2012-12-31
VHGI HOLDINGS, INC.
filed 2013-06-26
CIK 830741

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

_____________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-17520

VHGI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2276137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 North Court Street, Sullivan, IN	47882
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(812) 268-5459

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  Approximately $4,536,000 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  228,415,980 shares of common stock are issued and outstanding as of June 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our shifting business strategy,
•	our history of losses,
•	our insufficient capital,
•	our increased operating costs and possible adverse impact on our financial conditions,
•	the risks assocaited with acquistion, exploration and develoment activities,
•	the competitive enviroment in which we operate,
•	risks asociated with mining operations in general and our operations in particular,
•	our ability to comply with applicable government and environmental regulations, and
•	penny stock limiations on the secondary market for our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” “VHGI,” “we,” “our,” “us,” and similar terms refers to VHGI Holdings, Inc., a Delaware corporation, and our subsidiaries.   In addition, “2012” refers to the year ended December 31, 2012, “2011” refers to the year ended December 31, 2011 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our website at www.vhgiholdings.com is not part of this report.

PART I

ITEM 1.                      BUSINESS.

In 2012 and 2011, our revenues were derived primarily from the operations of Medical Office Software, Inc. (“MOS”), which provides specialized hardware and software solutions to healthcare offices the physician practice management system market.   During the fourth quarter of 2009, we began the implementation of a new business plan to change the Company’s focus toward the precious metals/energy resources industries.

In February 2012, as described below we completed our acquisition of Lily Group, Inc. (“Lily Group”).  The principal of Lily Group was P. Rick Risinger, who is now a member of our board of directors and serves as our Chief Executive Officer.  Since its formation in 2008, Lily Group’s operations had been devoted primarily to raising capital and construction of the coal mine, which is known as the Landree Mine, located in Greene County, Indiana.  Since closing this transaction, we are now focusing the majority of our efforts on developing the Landree Mine and building out the associated coal business located in Southwestern Indiana.  These efforts require us to raise a substantial amount of capital and these operations remain in the exploratory state.  During 2012 we sold approximately $384,000 in surface level coal; however, as we remain in the exploratory state, these sales were recorded as a reduction of costs incurred in 2012.

Background

VHGI was organized on March 4, 1988 as a Delaware corporation under the name Sherry Lyn Corporation.  On December 6, 1988, the Company changed its name to Equity Gold, Inc. The Company pursued opportunities in the gold mining and ore processing technology industries from inception until the year 2000 when the Company redirected its business plan toward the development and marketing of internet prescription drug technology.

Effective August 25, 2006, the Company acquired MB Holding Corporation, a Nevada corporation (“MB Holding”) and its two subsidiaries VPS Holding, LLC (“VPS”) and Envoii Healthcare, LLC (“Envoii”), from H.E.B., LLC, a Nevada limited liability company (“HEB”), in exchange for 34,000 shares of the Company's common stock.  VPS developed certain technologies related to real-time internet prescription drug monitoring. Envoii, which later changed its name to Secure eHealth, LLC (“eHealth”), provided a suite of secure data messaging products to the healthcare industry. Following the acquisition of MB Holding and its subsidiaries the Company changed its name to “VirtualHealth Technologies, Inc.”.

On October 6, 2006, the Company consummated a Stock Exchange Agreement with New Market Technology, Inc., a Nevada corporation, pursuant to which the Company acquired the outstanding shares of MOS.  Prior to the acquisition, the Company owned 49% of MOS’s outstanding shares.

In late 2009, the Company decided to reenter the precious metals/energy resources industries. The sale of the Company’s healthcare technology assets in early 2010 (see “Dispositions” below) enabled the Company to restructure into a holding company with expected revenue streams from the several business segments including precious metals, oil and gas, coal, medical technology.

Between November 2009 and June 2011, the Company formed three new subsidiaries, VHGI Gold, LLC (“VHGI Gold”), a Nevada limited liability company, VHGI Energy, LLC (“VHGI Energy”), a Delaware limited liability company, and VHGI Coal, Inc., a Delaware corporation (“VHGI Coal”), to facilitate its business plan to reenter the precious metals/energy resources industries.

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

On February 1, 2010, the Company completed the sale of the healthcare technology assets of the Company to Wound Management Technologies, Inc. (“WMT”) for a total purchase price of $500,000, consisting of $100,000 in cash and a promissory note in the amount of $400,000.  The assets sold to WMT consisted of (i) our subsidiary eHealth (ii) a $1.5 million Senior Secured Convertible Promissory Note issued by Private Access, Inc. and the related debt incurred to secure the funds and (iii) all of the intellectual property assets of the prescription monitoring business VPS. In addition, a royalty agreement was executed that provides for a three-year 10% royalty to be paid to VHGI on all revenues received from the VPS technology.  Scott A. Haire, the Company's previous Chief Financial Officer and previous Chairman, also served as the CEO and CFO, and a director of WMT.

In March 2010, we changed our name to “VHGI Holdings, Inc.” to better reflect our holding company structure.

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, 90 days following the payment of the Western Sierra Note, the agreement required VHGI to issue to Western Sierra an additional 2,500,000 shares of the Company’s common stock; however, at least 10 days prior, either the Company could elect to pay, or Western Sierra could elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra 1,250,000 of such shares of common stock.  In addition, the Company will pay Western Sierraa royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  On June 16, 2010, the 5,000,000 shares of the Company’s common stock were issued at a closing price of $0.11 per share and these shares, in addition to title of ownership for the mining lease rights, were held in escrow until payment was received by Western Sierra for the Western Sierra Note.  The value of the issued shares, initially recorded as a deposit, was recorded as an increase in the value of the mining lease rights in the amount of $550,000.  The balance owed on the initial Western Sierra Note was paid in full on October 22, 2010. On September 8, 2010, the Company negotiated the terms for the final payment due to Western Sierra under the Mining Agreement and a second promissory note was issued to Western Sierra by the Company in the principal amount of $240,000, which was recorded as an increase in the value of the mining lease rights.  The principal balance of the second promissory note was paid in full during the first quarter of 2011.  In addition, during the first quarter of 2011, the Sun Gold group of mines was increased from four claims to 28 claims for a cost of $4,536.

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

On August 15, 2011, the Company entered into an agreement with Outdoor Resources of Crossville, Tennessee to drill an initial oil well within 120 days which was to be located in the "Upper Cumberland Region" of north central Tennessee (Morgan, Fentress and/or Scott Counties).  The plan was for a shallow drilling program with a target of the Monteagle formation (750').  It was expected that this is a single well "Turnkey" drilling agreement would allow us a 65% "Over Riding Royalty" while Outdoor Resources, Inc. and the land owners would hold the remaining interest.   We also retained the right to acquire up to an additional four wells upon completion of this initial effort.  The "Turnkey" drilling costs were expected to be $150,000 per well.  Although we made a $25,000 deposit payment to Outdoor Resources, the drilling program has not begun and we currently have no plans to proceed with the project.

In the second quarter of 2012, the Company took an impairment reserve on the entire amount of the aforedescribed mining lease rights as the value of these rights was not readily quantifiable. While the Company is current with the lease payments on its mining leases with the United States Bureau of Land Management, the Company is not actively pursuing the development of its gold mining claims and is focusing solely on the development of the Landree Mine coal property.

Acquisition of Lily Group

On May 27, 2011, the Company entered into a letter of intent (the “Letter of Intent”) with Mr. Risinger, the sole shareholder of Lily Group, to purchase all of the stock of Lily Group.  Though the terms of the Letter of Intent were non-binding (excluding customary standstill and confidentiality provisions), the Letter of Intent required the Company to loan Lily Group $500,000 pursuant to a convertible promissory note dated as of June 28, 2011 (the “Lily Note”). The Lily Note had a one-year term and accrued interest at a rate of 10% per annum. In addition, if the closing of the Lily Group transaction did not occur on or before June 28, 2012, all outstanding principal and accrued but unpaid interest under the Lily Note  automatically converted into 2.5% of the fully diluted capital stock of Lily Group. The Company funded the principal under the Lily Note in multiple installments between July 1, 2011, and July 19, 2011.

On October 2, 2011, the Company entered into a second letter of intent (the “Second Letter of Intent”) with Lily Group reiterating the Company’s plans to purchase all of the stock of Lily Group.  The second Letter of Intent, with a termination date of November 15, 2011, required the Company to provide Lily Group with a $1,500,000 line of credit for working capital.  The loan, one year in term, accrued interest at 12% per annum. On November 30, 2011, the Company increased the line of credit to $6,000,000.

On December 29, 2011, VHGI Coal entered into a definitive stock purchase agreement to purchase 100% of the capital stock of Lily Group in exchange for 700,000 shares of VHGI Coal preferred stock, par value $10, bearing a 5.0% annual dividend rate. Each VHGI preferred share is convertible into one share of common stock of VHGI Coal, representing at that time 7.0% of the shares outstanding of VHGI Coal upon full conversion.

Lily Group’s assets include an underground coal mining complex, coal washing facility, and a rail load out facility.  The Landree Mine is currently permitted and has engaged in limited, non-consistent production since the closing of our acquisition of Lily Group.  The coal from the Landree Mine is a low sulfur, low ash, high BTU thermal (power generation) coal.

Although we have not obtained reserve reports to determine our proved or probably coal reserves, Lily Group completed two drill holes within the resource area in order to obtain coal samples of the Indiana IV and Indiana III seams. The analytical results from this drilling program were compared to the Indiana Geologic Survey (“IGS”) published quality information by a consultant hired by Lily Group. Tables 1 and 2 below summarize the historic and actual quality data obtained from samples of the Indiana IV and Indiana III coal seams, respectively.

TABLE 1
INDIANA IV SEAMS
QUALITY ANALYSIS SUMMARY
(AS-RECEIVED BASIS)

PARAMETER	HISTORIC			LILY GROUP RESULTS
	MAX	MIN	MEAN	MAX	MIN	MEAN
Ash %	12.30	4.70	8.51	15.57	8.30	10.90
Sulfur %	3.40	1.55	2.57	2.12	1.15	1.45
BTU/lb	11988	8508	11071	11639	10468	10885

Table 1 presents a brief look at the consistency of the Indiana IV seam. The data set consists of 16 samples collected from 16 drill holes in the IGS data base and the two samples collected by Lily Group during confirmatory exploration drilling activities. The data are presented on a as-received basis for the "raw coal."

TABLE 2
INDIANA III SEAM
QUALITY ANALYSIS SUMMARY
(AS-RECEIVED BASIS)

PARAMETER	HISTORIC			LGI RESULTS
	MAX	MIN	MEAN	MAX	MIN	MEAN
Ash %	27.00	8.70	14.00	12.43	12.43	12.43
Sulfur %	7.65	6.58	7.12	6.83	6.83	6.83
BTU/lb	12230	8855	10866	11338	11338	11338

Table 2 presents a brief look at the consistency of the Indiana III seam. The data set consists of sample results obtained from 16 drill holes contained in the IGS data base and one sample contained in data received from Lily Group. Eight samples of drill data do exist for the Indiana II seam, but are on a dry-basis.  The locations may or may not have sampled the Indiana III seam. The data are presented on an as-received moisture basis for the "raw coal."

Tables 3 and 4 below present a summary of the washability character of each seam. The tables present the results of washability tests at 1.55 specific gravity. The Indiana IV seam is represented by two washability tests (LAN 08-01 and LAN 80-03) and the Indiana III seam data are represented by one test obtained from drill hole LAN 08-01.

TABLE 3
ANTICIPATED PRODUCT COAL QUALITY
INDIANA IV SEAM (1.55 GRAVITY WASHED - DRY BASIS)

QUALITY PARAMETER
Recovery %	94.92
ASH %	8.11
SULFUR %	1.32
BTU/lb.	13,480
#S0,/mmBTU	1.96

TABLE 4
ANTICIPATED PRODUCT COAL QUALITY
INDIANA III SEAM (1.55 GRAVITY WASHED - DRY BASIS)

QUALITY PARAMETER
Recovery %	85.49
ASH %	8.27
SULFUR %	3.44
BTU/lb.	13,426
#S0,/mmBTU	5.12

Coal Sales

On January 1, 2012 the Company entered into a contract to supply coal to Indianapolis Power and Light (IP&L) at a fixed price for three years. Terms of the contract dictated certain quantity delivery requirements well as possible pricing adustments due to seller’s compliance costs and/or the BTU content of the coal.

Because the mine is still in process of being completed and ramping up to full production, subsequent amendments to the original contract have been agreed to whereby the original supply requirement to IP&L over the course of the contract has been reduced.

As per the current contract requirements the Company is obligated to provide coal at the following rates for the next three years:

Calendar Year	Annual Quantity
2013	180,000 tons
2014	300,000 tons
2015(the extended term if applicable)	200,000 tons

The Company has a Performance Bond with the Argonaut Insurance Company relating to the coal supply contract with IP&L. The performance bond reimburses IPL for the cost of having to procure coal at a higher price than contracted with the Company. The bond reimburses IP&L for the difference in price between the contract price the Company is obligated to supply coal at and a potentially higher price if the Company cannot supply the required coal.

The Company has no other contracts to sell coal at the present time however the Company is in discussions with a number of other potential coal customers here in the United States as well as other locations internationally.

Mineral Leases

Lily Group - Coal Royalty Schedule:

Name	Date	Documentation	Terms/Comments
Paul Ridley	6/25/2009	Sales Agency Agreement	$0.35 per ton
David Smith	8/1/2011	Employment Contract	$.10 per ton
Ron Hutchcraft	1/25/2012	Employment Contract	$.10 per ton
Western Pocahontas (1)	1/1/2011	Real Estate Lease	Greater of 6% of sales price or $2.40 per ton
Indiana Railroad (2)	6/7/2010	Real Estate Lease	Greater of 6% of sales price or $3 per ton
Alisa Risinger	2/1/2012	Real Estate Lease	$0.25 per ton
KREG $500K Loan	6/24/2012	Royalty Agreement	$0.10 per ton on 1,200,000 tons till 2020
KREG $400K Loan	7/10/2012	Royalty Agreement	$0.10 per ton on 1,200,000 tons till 2020

(1)	The Company is obligated to pay minimum annual payments of $15,000 in year one, $25,000 in year two, $85,000 in year three, $100,000 in year four and any years thereafter.

(2)	The Company is obligated to only pay a royalty on any coal mined from property owned by IRCC.

Suppliers

The main types of good we purchase are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, electricity, fuel and tires. Although we have many long, well-established relationships with our key suppliers, we do not believe that we are dependent on any of our individual suppliers other than for purchases of electricity. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain underground mining equipment are concentrated one principal supplier, however, supplier competition continues to develop.

Mine Health and Safety Laws

We are proud of our safety record. We comply with the rules and regulations issued by the Mine Safety and Health Administration (MSHA) and also state rules and regulations. We applaud all reasonable rules and regulation that promote mine safety and keep our miners out of harm’s way. Complying with these existing rules and proposed rules add to our mining costs.

Employees

Our mining operations at the Landree mine in Jasonville, IN has approximately 65 employees while our administrative offices in Sullivan, IN employ 7 employees including our CEO and CFO. Our MOS subsidiary in Ft. Lauderdale, FL employs 3 people.

ITEM 1A.                      RISK FACTORS.

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

We are shifting our business strategy exclusively towards coal mining operations and away from both the oil and gas areas and the healthcare industry

We have shifted our business strategy exclusively toward coal mining and away from both the oil and gas industry and healthcare products.  We may not be successful in implementing this shift in strategy. Any business acquired, may be difficult to integrate into our existing operations or may not perform as well as expected. If we are unable to successfully implement our business strategy, this could have a material adverse effect on our financial condition and results of operations.

Our shift in business strategy could strain our managerial, financial and other resources. We also cannot assure that this shift in business strategy will not interfere with any existing operations. The planned operation of the Landree Mine demand substantial management resources and the shifting of our management focus away from other business opportunities.

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

As a result of the completion of the purchase of the Lily Group and the Landree Mine we may have the opportunity to realize some income once the mine is brought to full capacity.  The Landree Mine currently is currently in the development stage and while shipping some coal, has not yet reached full operating potential. We currently have no properties that produce gold, oil or natural gas in commercial quantities. Substantial expenditures may be required to bring the Landree mine to profitability while additional capital will be necessary to continue exploration on the existing gold claims and/or to acquire new gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced required paperwork and disclosures.  In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of holders to sell their shares in any secondary market.  These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our stockholders may, as a result, find it difficult to sell their securities.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                      DESCRIPTION OF PROPERTY.

The Company’s executive offices are located at 103 North Court Street, Sullivan, IN 47882.  The Company rents this property on a month-to-month basis from Mr. Risinger for $1,000 per month.

In addition, MOS maintains an office at 6400 N. Andrews Ave. Suite 530, Fort Lauderdale, FL 33309.

Lily Group leases land comprising approximately 21 acres from Alisa Risinger, Mr. Risinger’s spouse, under a lease agreement entered into in February 2012. The lease includes two parcels. One approximately 5 acres in size and the other approximately 16 acres in size. The term of this agreement is for 10 years and it continues as long as we are conducting operations for the development or operation of a coal mine on the property or removing coal or performing reclamation obligations with a five mile radius of the property.  As consideration, we pay Mrs. Risinger a production royalty per ton of coal mine, transported from the Landree Mine as of the date of the lease, which includes only coal owned or leased by us which has been sold and paid for, of either:

•           $0.25 per ton, or
•           0.41% of the F.O.B Mine Price (as that term is defined in the agreement).

The lease agreement provides that we pay all costs associated with the mining operations and all construction, maintenance, utility, taxes or other costs associated with the facilities, and we are responsible for the removal of our equipment and raw materials after the completion of the lease.  We are also required to pay all costs associated with restoring the surface of the property to a similar condition in which it existed on the effective date of the lease.  We are required to maintain general liability insurance in the amount of $5 million together with commercial auto liability and worker’s compensation insurance of at least $1 million each.  The lease contains an indemnification of Mrs. Risinger by Lily Group, including as to environmental liabilities.

During 2012 we did not pay Mrs. Risinger any amounts under this lease.

Location and ownership of mining properties

Our material mining properties are those which are associated with the Landree Mine.  Its operations remain in the exploratory state and we have not obtained a reserve report on the coal reserves nor are we presently able to estimate any non-reserve coal deposits.  We expect to obtain an SEC compliant reserve report during 2013 which will provide information on our proved and probable reserves.

The Landree Mine is located approximately 3 miles south of Jasonville, Indiana. The coal reserve consists of 2,600 acres with the main office located at the intersection of Co Rd 1500 W and Co Rd 700 N. From Main Street in Jasonville, Indiana turn west on Co Rd 950N, turn south on Co Rd 1500 W. Travel approximately two and one half miles to Landree Mine main office.

The reserve, consisting of 2,600 acres is held by deed on approximately 1,240 acres and the remaining 1,350 acres of the reserve are owned by Western Pocahontas  Properties LP (WPPLP) and are leased by royalty agreement.

The Landree Mine may be accessed by rail or truck and is accessible year round. Located within the Illinois Basin, the Landree Mine contains two seams of Coal, one considered low sulfur ( Indiana #4 ) and the second seam ( Indiana #3 ) a higher sulfur coal. Construction began in 2011 to construct a 3 tier box cut to access the Indiana #4 coal seam, with a 100 rail car load out facility. The Landree Mine is currently operating with a single unit of coal mining equipment consisting of a one continuous miner and all associated equipment. The mine electrical power is supplied by Duke Energy and all water is obtained for operations from on-site water sources.

The Landree Mine is currently mining the Indiana #4 seam with future plans to access the Indiana #3 when properly funded. Management has initiated a drill program to identify old works to expand operations at the mine.

GREENE
Linton
Worthington
Lonetree
Calvertville
Newark
McVille
Hendricksville
Elwren
Vilas
Kirby
Vicksburg
Ellis
White Rose
Summit
Switz City
Elliston
Bloomfield
Solsberry
Ridgeport
Tanner
Cincinnati
Hobbieville
Park
Fawcetts
Mineral City
Koleen
Owensburg
Scotland
Doans
Newberry
Plummer
Bushrod
Lyons
Ilene
Marco
Sponsler
Indianapolis
Fort Wayne
South Bend
Gary
Hammond
Evansville
Terre Haute
Bloomington
Anderson
Muncie
Toll Roads
US Highways
Interstate Highways
0
50 KM
50 Miles

In addition to the foregoing, we also own certain rights in the Sun Gold and Treasure Gulch mining claims, however, we do not consider any of the properties as material to us.

Sun Gold Mining Claims

Our Sun Gold mining claims are located approximately 24 miles southeast of Prescott, Arizona, within the Turkey Creek Mining District. The property (28 BLM, unpatented, lode claims totaling just over 480 acres) lies adjacent and west of Senator Road, the primary access route into the area. From U.S. Highway 69 at the small settlement of Mayer approximately 14 miles of County maintained dirt road serves as access to the mine area. The property is accessible year-round, and lies within gentle to moderate terrain that is heavily covered with vegetation. These claims are registered with the BLM and Yavapai County, AZ.  We are responsible for annual maintenance payment of $140.00 per claim to the BLM to retain our undivided interest in the mineral rights to these claims on or before September 1st of each year.  The rights to these claims were transferred to VHGI by quit claim deed for cash and stock from Western Sierra Mining.  We will retain the mineral rights to these BLM lode claims by performing annual work on the claims and making the corresponding maintenance payment mentioned earlier.

State of AZ

Yavapai County, AZ
(each rectangle on the above map is an individual claim)

Treasure Gulch Mining Claims

Our Treasure Gulch Claims are accessible only by unmaintained trails and are BLM Lode claims on unpatented land and total 40 acres.  These leases are registered with the BLM and Yavapai County, AZ (See the accompanying list of claim numbers).  We are responsible for annual maintenance payments of $140.00 per claim to the BLM to retain our undivided interest in the mineral rights to these claims on or before September 1st of each year.  The rights to these claims were transferred to VHGI by "Quit Claim Deed" for cash and stock from Western Sierra Mining.  We will retain the mineral rights to these BLM Lode claims by performing annual work on the claims and making the corresponding maintenance payment mentioned earlier.

The following information relates to the Treasure Gulch claims, all of which are located in Yavapai County, Arizona.

AMC Number (Claim Number Assigned by the Bureau of Land Management)	Claim/Site Name	County Recorder Data (Claim Number Assigned by the County)	Township in the County Where the Claim is Located	Range in the County Where the Claim is Located	Section in the County Where the Claim is Located
393970	Treasure Gulch #2	B4598-378	125N	2W	30
399914	Treasure Gulch #1	B4724-835	125N	2W	30

State of AZ

Yavapai County, AZ
(each rectangle on the above map is an individual claim)

ITEM 3.                      LEGAL PROCEEDINGS.

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

Dr. Jason Cohen, John Brinton, and Tonya Sewell

On July 6, 2012 the Company was served with a Demand for Arbitration (Case # 18 Y 512 00797 12) which included the named respondents Scott Haire (personally), Gamin Technology Ventures, VHGI Holdings, and HEB, LLC. The nature of the dispute is that claimants, Dr. Jason D. Cohen, Tonya Sewell, and John Brinton collectively, claim that respondents, through a series of inter-related transactions, breached forbearance agreements from prior contractual obligations. Claimant claims breach of contract, fraud, conversion, diversion of funds and misrepresentation. The claimants are seeking damages in the amount of $1,650,425. While the Company acknowledges that it owes the claimant certain monies, the Company will defend itself against the claims that are not related to the actions of the Company. The case is in process.

ITEM 4.                      MINE SAFETY DISCLOSURES.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on OTCQB under the trading symbol “VHGI.”  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2011	High	Low
1st Quarter ended March 31, 2011	$.11	$.07
2nd Quarter ended June 30, 2011	$.09	$.07
3rd Quarter ended September 30, 2011	$.11	$.07
4th Quarter ended December 31, 2011	$.51	$.08

2012
1st Quarter ended March 31, 2012	$.75	$.35
2nd Quarter ended June 30, 2012	$.69	$.04
3rd Quarter ended September 30, 2012	$.20	$.04
4th Quarter ended December 31, 2012	$.10	$.03

2013
1st Quarter ended March 31, 2013	$0.03	$0.01

The last sale price of our common stock as reported on the OTCQB on June 19, 2013 was $0.07 per share.  As of June 11, 2013, there were approximately 300 record owners of our common stock.

Dividend policy

We have never paid cash dividends on our common stock.  Under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  If, however, the capital of our company, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits and dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent sales of unregistered securities

On December 21, 2012, the Company issued to Asher Enterprises, Inc. 1,693,333 shares of common stock upon the conversion of $25,400 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at a price $.015 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On December 19, 2012, the Company issued 50,000,000 shares of common stock to Mr. Risinger, our CEO, in exchange for his 700,000 shares of VHGI Coal Preferred Stock. These shares were valued at $6,937,297 and were issued at a price of $0.139 per share.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 20, 2012, the Company issued to a convertible note holder 420,168 shares of common stock upon the conversion of $5,000 of principal and accrued interest on a convertible note. These shares were issued at a price of $0.012 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On December 31, 2012, the Company issued to Peak One Opportunity Fund 2,023,809 shares of the Company’s common stock upon the conversion of $42,500 of principal and accrued interest on a convertible note at a price of $0.021 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

In the fourth quarter of 2012 the Company issued 1,000,000 shares of the Company’s common stock as satisfaction of a subscription payable in the amount of $40,000.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In the fourth quarter of 2012 the Company issued 650,000 shares of the Company’s common stock as satisfaction of a subscription payable in the amount of $26,000. As additional consideration, the Company issued an additional 250,000 shares of its common stock valued at $6,250.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 31, 2012 the Company sold 26,316 shares of common stock for gross proceeds of $10,000 to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  We did not pay a commission or finder’s fee in this transaction and are using the proceeds for general working capital.

On December 20, 2012 the Company issued 775,000 shares of common stock to note holders as per the terms of the note agreements. as additional consideration pursuant to the terms of the notes. The value of these shares was $31,000 and they were issued at a price of $.04 per share. The recipients were accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On February 18, 2013, we entered into an agreement with Mr. Risinger, our Chief Executive Officer, pursuant to which we issued 500,000 shares of our Series D convertible preferred stock to him in exchange for the assignment to us of $3,000,000 in principal amount of a promissory note in the original principal amount of $17,000,000 from VHGI Coal to Mr.  Risinger.  The assignment of the note was a non-cash transaction.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.                      SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related footnotes that appear in this document.

 Overview

In 2012 and 2011, our revenues were derived primarily from the operations of MOS, which provides specialized hardware and software solutions to healthcare offices the physician practice management system market.  During the fourth quarter of 2009, we began the implementation of a new business plan to change the Company’s focus toward the precious metals/energy resources industries. In February 2012, as described elsewhere herein, we completed our acquisition of Lily Group.  Since its formation in 2008, Lily Group’s operations had been devoted primarily to raising capital and construction of the coal mine, which is known as the Landree Mine, located in Green County, Indiana.  Since closing this transaction, we are now focusing the majority of our efforts on developing the Landree Mine and building out the associated coal business located in Southwestern Indiana.  These efforts require us to raise a substantial amount of capital and these operations remain in the exploratory state.  As a result of the lack of sufficient working capital, during 2012 and into the first two quarters of 2013 we were forced to temporarily cease operations of the Landree Mine which has adversely impacted our results of operations.

During 2012 and into the first two quarters of 2013 our management has expended significant amounts of time in efforts to secure adequate capital for our company’s operations.  On May 28, 2013 Lily Groupsubsidiary entered into a Equity Investment Agreement with Al Rami Pure LLC (the “Investor”).  Under the terms of this agreement, at closing the Investor will lend us approximately $65 million.  The investment will be for a maximum term of 10 years.  As consideration, the Investor will receive 45% of Lily Group and a lien on Lily Group’s assets, together with royalties and/or dividends at the rate of 1.25% per annum.  We have the right to buy back the equity in Lily Group at the end of any calendar year, on the basis of the fair market valuation of the outstanding.  The closing of the Equity Investment Agreement is subject to a number of conditions precedent, including delivery of a letter of credit in the amount of $10.5 million, the finalization of a definitive use of proceeds and the company reaching an agreement with its current senior secured lender.  We are actively engaged in efforts to satisfy these conditions precedent with the goal of closing the transaction as soon as practicable.  However, given the number of conditions which must be satisfied, there are no assurances this transaction will be consummated.

Effective May 28, 2013 Lily Group also entered into a Memorandum of Understanding with Lily Group Holdings Company (“LGHC”), an entity owned by Mr. Risinger, our Chief Executive Officer.  Pursuant to the terms of the Memorandum of Understanding, LGHC will obtain the aforementioned letter of credit and certain other personal guarantees required by the Investor to satisfy the security requirement for the loan.  As consideration, Lily Group will permit LGHC to hold the net proceeds of the loan in an account of its choosing and release the funds for Lily Group’s benefit in accordance with the specific use of proceeds to be agreed upon by Lily Group and the Investor.

We previously reported that in April 2013 we entered into a similar loan agreement with Ariana Turquoise Investment AS, the closing of which was subject to the satisfaction of certain conditions precedent.  Those conditions precedent were not satisfied and that agreement was not consummated.  The aforedescribed Equity Investment Agreement represents replacement financing for our company.

If we are able to close this Equity Investment Agreement, this investment should provide sufficient capital to permit us to develop and operate the Landree Mine, provide working capital for our company and enable us to pay our obligations as they become due.  However, there are no assurances this transaction will be consummated.  If we are not able to raise the necessary capital, our ability to continue as a going concern is in jeopardy.  If we should be required to cease some or all of our operations, you could lose your entire investment in our company.

Going concern

We reported a net loss of $22.3 million for 2012, and at December 31, 2012 we had a working capital deficit of $60.4 million and a retained deficit of $34 million.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our incurred recurring operating losses, significant amounts of past due debts and need to obtain additional capital to sustain operations.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations

Comparison of Year ended December 31, 2012 Compared to Year ended December 31, 2011:

Revenues.  The Company generated revenues for the year ended December 31, 2012 of $481,568 compared to revenues of $499,617 for the year ended December 31, 2011, or a 4% decrease in revenues.  During 2012 we also sold approximately $384,000 in surface level coal; however, as we remain in the exploratory state, these sales were recorded as a reduction of costs incurred in 2012.

 Cost of sales. Cost of sales for the year ended December 31, 2012 were $159,823 compared to cost of sales of $162,776 for the year ended December 31, 2011, or a 2% decrease.

 General and administrative expenses (“G&A"). G&A expenses for the year ended December 31, 2012 were $13,651,042 compared to G&A expenses of $1,486,675 for the year ended December 31, 2011, or a 818% increase in G&A expenses.  In February 2012, the Company acquired Lily Group, Inc. and the Landree Coal Mine asset. Developing the mine has significantly increased the Company’s overall G&A expenses.

 Interest Income.   Interest income was $6,200 for the year ended December 31, 2012 compared to $176,527 for the year ended December 31, 2011, or a decrease of 96% in interest income.  This decrease is due primarily to notes receivable issued to Lily Group in 2011 which were eliminated in 2012 as a result of the acquisition. Inter-company interest payable and/or receivable is eliminated in consolidation.

  Gain/Loss on Settlement.   Gain on settlement was $0 for the year ended December 31, 2012 compared to a loss of $116,492 for the year ended December 31, 2011.   The loss on settlement decreased due to the Company’s use of more varied financing agreements which often included bonus payments and warrants to purchase common stock.

 Impairment of Assets. Impairment of assets was $1,529,536 for the year ended December 31, 2012 compared to $1,228,856 for the year ended December 31, 2011.  The 2012 impairment was a result of the reserve taken for the value of the gold mining assets.  The Company recorded the impairment of Goodwill in December of 2011 after announcing it’s the intended spinout of its fully owned subsidiary MOS into an independent public company.

 Change in Fair Value of Derivative Liability.  The change in fair value of derivative liabilities was $1,022,988 for the year ended December 31, 2012 compared to $(1,764,527) for the year ended December 31, 2011.  In 2011, the Company determined that the recorded value of the beneficial conversion features of outstanding debt and the recorded value of outstanding stock purchase warrants qualified for fair value measurement.  No such valuation was necessary in 2012.

 Debt related expense.  Debt related expense was $693,983 for the year ended December 31, 2012, compared to $1,190,965 for the year ended December 31, 2011.  The decrease is due to reduced equity compensation given to lenders to secure financing.

 Interest Expense.   Interest expense was $8,343,743 for the year ended December 31, 2012, compared to $156,904 for the year ended December 31, 2011.  Interest expense increased significantly in 2012 as a result of the Company’s acquisition of Lily Group and the related borrowings to finance operations.

 Net loss. We had a net loss for the year ended December 31, 2012, of $22,348,913 compared with a net loss of $5,431,051 for the year ended December 31, 2011, or an increase in loss of 312%. The increase in net loss is due primarily to the increase in debt related costs incurred to secure financing in 2011.

 Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. Our net cash flows from financing activities generated approximately $13,281,936 for the year ended December 31, 2012, compared to approximately $6,021,059 for the year ended December 31, 2011.

As of December 31, 2012, the Company had $888,000 worth of debt outstanding that was convertible into its common stock. On December 13, 2012 we completed the process of taking the corporate steps necessary to amend the Company’s Certificate of Incorporation in order to increase the amount of authorized common stock to the extent necessary to effect these conversions. Negotiations are ongoing, when appropriate, to convert outstanding debt into equity to minimize the effect on the Company’s finances and operation.

We will need to raise additional capital in fiscal year 2013 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2012, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional equity investors, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

The Company has approximately $44.7 million in debt which is either in default or becomes due in 2013.  The Company presently has no financing in place to satisfy these debts in a timely manner.  The Company continues its efforts to secure and close on sufficient financing to satisfy its debts and bring its Landree Mine assets to a cash flow positive condition.  There are no assurances, however, that the Company will be successful in its efforts.  If the Company is not able to raise the necessary capital, it will not be able to continue as going concern and investors will lose their entire investment in our Company.

Lily Group Loan Agreement:

Pursuant to a Loan Agreement dated as of February 26, 2013 which was entered into by and among the Company, Lily Group, Lily Group Holdings Company, an Indiana corporation (“LGHC”), Mr. Risinger, James W. Stuckert and Diane V. Stuckert (together, the “Stuckerts”), and Solomon Oden Howell, Jr. (“Howell” and, together with the Stuckerts, the “Lenders”), Lily Group secured a total of $6,000,000 in revolving debt pursuant to: (i) a Secured Drawdown Promissory Note in the original principal amount of up to $5,000,000 (the “Secured Note”), and (ii) an unsecured Drawdown Promissory Note in the principal amount of up to $1,000,000 (the “Secondary Note,” and, collectively with the Secured Note, the “Notes”).

As evidenced by a Subordination Agreement, dated as of February 26, 2013, by and among Platinum Partners Credit Opportunities Master Fund LP (“Platinum”), the Lenders, and Lily Group (and agreed and consented to by the Company and its remaining subsidiaries), amounts under the Secured Note are secured by a first priority lien on up to $5,000,000 of the equipment portion of collateral (excluding fixtures) by which certain debt held by Platinum under that certain Note Purchase Agreement, dated as of February 16, 2012 (the “Platinum Agreement”), is currently secured. Pursuant to a fourth amendment to the Platinum Agreement, dated as of February 26, 2013, $500,000 of the proceeds of the Notes was used to retire $500,000 of interest owed by Lily Group to Platinum under the Platinum Agreement.

The Lenders made the Loan out of the proceeds received from a Revolving Loan and Security Agreement entered into as of February 15, 2013, with Regions Bank (the “Regions Loan Agreement”).  In connection with and as inducement for Regions Bank to enter into the Regions Loan Agreement, each of Mr. Risinger and LGHC has entered into a guaranty under which they will be liable for all obligations under the Regions Loan Agreement. As consideration for such guaranty, and for Lenders’ entrance into the transactions described above, each of Mr. Risinger, Mr. Howell, and the Stuckerts was issued a warrant for purchase of 2,000 shares of the Company’s Series E convertible preferred stock, subject to certain anti-dilution provisions as set forth therein.

Pursuant to a payoff letter dated as of February 26, 2013, an additional portion of the proceeds of the Drawdown Note is being used to pay amounts owed by Lily Group in favor of HEB Ventures, LLC, pursuant to a loan agreement, and secured by a security agreement, of even date therewith.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this information.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VHGI HOLDINGS, INC. AND SUBSIDIARIES

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 19, 2012, we dismissed Montgomery Coscia Greilich LLP as our independent registered public accountants, effective as of that date. The decision was approved by our board of directors. Also effective October 19, 2012, we engaged Liggett, Vogt and Webb, P.A. to serve as our independent registered public accountants for the then current fiscal year.

Montgomery Coscia Greilich LLP did not report on any consolidated financial statements of the Company and its subsidiaries. During the Company’s last two fiscal years and through the date of the Current Report on Form 8-K disclosing this change of auditor, there were no disagreements between the Company and Montgomery Coscia Greilich LLP on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedures; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of our two most recent fiscal years and through the date of this Current Report on Form 8-K disclosing this change of auditor, the Company did not consult Liggett, Vogt and Webb, P.A. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

Previously, on August 15, 2012, the Company had dismissed Pritchett, Siler & Hardy, P.C. as its independent registered public accountants, effective as of that date, and engaged Montgomery Coscia Greilich LLP to serve as the Company’s independent registered public accountants for the then current fiscal year.  The decision was approved by the Company’s board of directors.

None of Pritchett, Siler & Hardy, P.C. reports on the consolidated financial statements of the Company and its subsidiaries for the then past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles, except that Pritchett, Siler & Hardy, P.C.’s report on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 2010 and 2011 and Pritchett, Siler & Hardy, P.C. ’s report on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 2009 and 2010 contained the following paragraph: The accompanying consolidated financial statements have been prepared assuming VHGI Holdings, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, VHGI Holdings, Inc. and Subsidiaries has incurred substantial losses and has a working capital deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During the Company’s last two fiscal years and through the date of the Current Report on Form 8-K disclosing this change of auditor, there were no disagreements between the Company and Pritchett, Siler & Hardy, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pritchett, Siler & Hardy, P.C., would have caused it to make reference to the subject matter of the disagreements in connection with its report; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During each of our two most recent fiscal years and through the date of Current Report on Form 8-K disclosing this change of auditor, the Company did not consult Montgomery Coscia Greilich LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

ITEM 9A.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, as a result of both material weaknesses in our disclosure controls and procedures as well as material weaknesses in our internal control over financial reporting described below.  The material weaknesses in our disclosure controls and procedures related to our failure to timely file Current Reports on Form 8-K with the Securities and Exchange Commission to disclose issuances of securities.  In addition, we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2012, nor have we promptly responded to comments from the staff of the Securities and Exchange Commission on our Annual Report on Form 10-K for the year ended December 31, 2011 and certain of our quarterly reports for 2011 and 2012.  We do not expect to remediate the material weaknesses in our disclosure controls and procedures until we are able to remediate the material weaknesses in our internal control over financial report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has identified material weaknesses in our internal control over financial reporting related to the lack of adequate supervision, segregation of duties, and technical accounting expertise necessary for an effective system of internal control and timely financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In its evaluation, our Chief Executive Officer and Chief Financial Officer also identified material weaknesses in our internal control over financial reporting resulting from the need to restate certain of our historic financial statements resulting primarily from errors in recognition of revenues and presentation of equity and our assets retirement obligations.  These errors also resulted from lack of sufficient knowledge of GAAP by our accounting staff.  During September 2012 we hired a Chief Financial Officer who is experienced in the application of GAAP as well as the reporting and accounting needs of a public company.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP.  To remediate these material weaknesses, we will need to institute additional internal controls and hire additional staff that are sufficiently knowledgeable in the applicable of GAAP.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    OTHER INFORMATION.

On December 21, 2012, the Company issued to Asher Enterprises, Inc. 1,693,333 shares of common stock upon the conversion of $25,400 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at a price $.015 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On December 19, 2012, the Company issued 50,000,000 shares of common stock to Mr. Risinger, our CEO, in exchange for his 700,000 shares of VHGI Coal Preferred Stock. These shares were valued at $6,937,297 and were issued at a price of $0.139 per share.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 20, 2012, the Company issued to a convertible note holder 420,168 shares of common stock upon the conversion of $5,000 of principal and accrued interest on a convertible note. These shares were issued at a price of $0.012 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On December 31, 2012, the Company issued to Peak One Opportunity Fund 2,023,809 shares of the Company’s common stock upon the conversion of $42,500 of principal and accrued interest on a convertible note at a price of $0.021 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

In the fourth quarter of 2012 the Company issued 1,000,000 shares of the Company’s common stock as satisfaction of a subscription payable in the amount of $40,000.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

In the fourth quarter of 2012 the Company issued 650,000 shares of the Company’s common stock as satisfaction of a subscription payable in the amount of $26,000. As additional consideration, the Company issued an additional 250,000 shares of its common stock valued at $6,250.  The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 31, 2012 the Company sold 26,316 shares of common stock for gross proceeds of $10,000 to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  We did not pay a commission or finder’s fee in this transaction and are using the proceeds for general working capital.

On December 20, 2012 the Company issued 775,000 shares of common stock to note holders as per the terms of the note agreements as additional consideration pursuant to the terms of the notes. The value of these shares was $31,000 and they were issued at a price of $.04 per share. The recipients were accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive officers and directors

The following table provides information on our executive officers and directors:

name	Age	Position With Company

P. Rick Risinger	59	Chief Executive Officer and sole director

Michael E. Fasci, Sr.	54	Chief Financial Officer

P Rick Risinger – Mr. Risinger has served as our Chief Executive Officer and a member of our board of directors since September 2012.  He was the sole stockholder and president of Lily Group prior to our acquisition of that company, and has a great deal of experience in the coal industry, where he began his career as a coal mine master electrician at Peabody Coal Company in 1975. He went on to become President of Coal, Inc., an underground coal mine that produced in excess of 1,000,000 tons of coal annually and employed over 100 miners. Mr. Risinger was also the President of Buck Creek Coal Company. Buck Creek employed over 150 miners and produced over 2,000,000 annual clean tons of coal in the Illinois basin. He later took the position of Vice President with Black Diamond Coal Co. Inc., where he completed the permitting process, oversaw land acquisitions, procured coal sales, and developed a new underground coal mine. He was also instrumental in gathering financing and designing mine plans for production and safety.

Michael E. Fasci, Sr. – Mr. Fasci has served as our Chief Financial Officer since September 2012.  From July 2012 until his engagement as our Chief Financial Officer, Mr. Fasci provided consulting services to us.  Mr. Fasci is the founder, president, and CEO of Process Engineering Services, Inc., which has its principal executive offices located in Taunton, MA. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment primarily for the manufacturing industry with clients worldwide. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. Since January 2006, Mr. Fasci has been a member of the board of directors of RedFin Network, Inc. (OTC Pink Limited: RFNN), and served as its chief financial officer from January 2006 until becoming its chief executive officer in April 2013.

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key employee

While not an executive officer of our company, Mr. Ron Hutchcraft, President of Lily Group, is expected to make a significant contribution to our business.  Mr. Hutchcraft joined Lily Group in February 2012 and adds 25 plus years of coal mining experience in all facets of coal mining including engineering, operations, safety, financial analysis, senior management and senior leadership.  Mr. Hutchcraft has experience at every level of the coal production process from development to production to reclamation.  Mr. Hutchcraft was promoted to President of Lily Group in September 2012 and in charge of overseeing current operations and future developments. Mr. Hutchcraft received a B.S. in Mining Engineering from the University of Missouri – Rolla in 1987 and a Masters in Mining Engineering in 2007.

Director qualification

Mr. Risinger, the founder of Lily Group, is currently our sole director.  We believe that hisexperience in the founding of Lily, as well as his prior experience in the coal industry, that he should be serving as a member of our board of directors.  We expect to expand our board of directors in the future to include independent directors.  In adding additional members to our Board, we will consider each candidate’s independence, skills and expertise based on a variety of factors, including the person’s experience or background in management, finance, regulatory matters and corporate governance.  Further, when identifying nominees to serve as director, we expect that our Board will seek to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. Currently, executive officers of our company who are also members of the board of directors do not receive any compensation specifically for their services as directors.  We did not compensate our sole director for his services in 2012 as a director.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our president, chief executive officer, chief financial officer or controller and any other persons performing similar functions. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission. A copy of the Code of Business Conduct and Ethics may be found on our website at www.vhgiholdings.com. Copies of this code are also available without charge upon written request to our corporate secretary at our principal executive offices.

Committees of our board of directors and the role of our board in risk oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk.  Our management is responsible for the day-to-day management of the risks we face, while the Board has responsibility for the oversight of risk management.  Our chief executive officer is also our sole director.  Accordingly, he is responsible for our risk management.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the board of directors.  Because we only have one director, we believe that the establishment of these committees would be more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, at such time as we expand our Board, our Board will seek to create a board of directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.  Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Our sole director is not considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2012.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2012 and fiscal 2011 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Douglas P. Martin (a)	2012	137,692	-	-	-	-	-	-	137,692
	2011	90,000	-	-	-	-	-	-	90,000

P. Rick Risinger(b)	2012	189,500	-	-	-	-	-	-	189,500

(a)           Effective April 1, 2011, Mr. Martin was appointed as the Company’s Chief Executive Officer and did not start receiving compensation from the Company until that time. Mr. Martin resigned from all positions with the Company on September 10, 2012.

(b)           Mr. Risinger was appointed CEO on September 10, 2012. The amount of compensation paid to Mr. Risinger represents amounts paid by Lily Group.

Employment agreement with Mr. Risinger

Mr. Risinger, who has served as our CEO since September 2012, is a party to an employment agreement with Lily Group effective February 16, 2012.  Under the terms of this two year agreement, he is entitled to receive base compensation of $4,000 per week ($208,000 annually), together with such group benefits as Lily may provide to other employees at comparable salaries and responsibilities.  The agreement contains customary confidentiality and non-compete provisions.  The agreement may be terminated:

•
by Lily Group upon his death or in the event of “excessive absence” which is defined as his inability to perform his duties for a continuous period of 90 days for 120 days out of a continuous period of 240 days,

•	by Mr. Risinger in the event of “constructive termination” or for any reason other than constructive termination, or

•	by Lily Group for “just cause.”

For the purposes of the agreement, “constructive termination” includes:

•	a material reduction in Mr. Risinger’s duties and responsibilities without his consent,
•	if Mr. Risinger is terminated as president of Lily Group,
•	a breach by Lily Group of any material terms of the agreement or its failure to perform any material covenants of the agreement, or
•	a reduction in Mr. Risinger’s salary without his consent.

In addition, for the purposes of the agreement “just cause” means:

•	a conviction of a felony or act of fraud, moral turpitude or dishonesty,
•	intentional violation of a statutory or fiduciary duty, if not cured within 10 days,
•	material breach by Mr. Risinger of any terms of the agreement or his failure to perform any material covenant of the agreement more than one time in any consecutive three month period, or
•
violation by Mr. Risinger of reasonable instructions or policies or reasonable instructions of the Board, if not cured within 10 days, provided that Mr. Risinger is not entitled to cure any breach or failure more than one time in any consecutive three month period.

Lily Group did not consult with any experts or other third parties in fixing the amount of Mr. Risinger’s 2012 compensation.

Employment agreement with Mr. Martin

On April 1, 2011, the Company entered into an employment agreement with Mr. Martin in connection with his appointment as the Company’s Chief Executive Officer. The agreement was for an initial period of one year. Mr. Martin’s annual salary was $120,000 per year effective April 1, 2011.  In addition, Mr. Martin was also entitled to participate in a bonus program as determined by the board of directors.  Additionally, at the end of the initial term, Mr. Martin was entitled to receive fully vested options on 100,000 shares of the Company’s common stock at the price on April 1, 2011 in the event that the Company met certain performance goals, as defined in the agreement, including, but not limited to, reaching a net profit amount of $500,000 before tax.  Those goals were not been met and in September 2012 Mr. Martin resigned from all positions with the Company.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
P. Rick Risinger	0	0	0	N/A	N/A	0	0	0	0

Douglas P. Martin	0	0	0	N/A	N/A	0	0	0	0

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At June 19, 2013 the issued and outstanding Voting Shares consisted of:

•           228,415,980 shares of our common stock, and
•           500,000 shares of our Series D convertible preferred stock.

Each share of common stock entitles the holder to one vote.  Each share of the Series D convertible preferred stock is convertible at the option of the holder into shares of our common stock at the ratio of one share of Series D convertible preferred stock for 1,000 shares of our common stock.  Each share of Series D convertible preferred stock entitles the holder to the number of votes equal to the number of shares of common stock into which such share is convertible at any meeting of our stockholders.  The shares of common stock and Series D convertible preferred stock vote together on all matters submitted to a vote of our stockholders.  The following table contains information regarding record ownership of our Voting Shares as of June 19, 2013 held by:

•           persons who own beneficially more than 5% of the outstanding Voting Shares,
•           our directors,
•           named executive officers, and
•           all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired by such a person within 60 days from June 11, 2013, upon exercise of options, warrants or convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such a person (but not those held by any other person) and are exercisable within 60 days from that date have been exercised.  Unless otherwise indicated, the address of each of the listed beneficial owners identified is 103 North Court Street, Sullivan, IN  47882.

	Amount and Nature of Beneficial Ownership				% of Total Vote
	Common stock		Series D convertible preferred stock
Name	# of Shares	% of Class	# of Shares	% of Class
P. Rick Risinger (1)	1,308,325,941	88.0%	500,000	100%	88.0%
Michael E. Fasci, Sr. (2)	1,427,275	≤1%	0	-	≤1%
All officers and directors as a group (two persons) (1) (2)	1,309,753,216	88.1%	500,000	100%	88.1%
HEB LLC (3)	24,662,729	10.8%	0	-	≤1%
James W. Stuckert (4)	758,125,941	76.9%	0	-	37.1%
Solomon Oden Howell (5)	758,125,941	76.9%	0	-	37.1%

(1)           The number of shares of common stock owned by Mr. Risinger includes:

•	50,200,000 shares held of record by Lily Group Holdings Company over which he has voting and dispositive control,
•	500,000,000 shares issuable upon the conversion of 500,000 shares of Series D convertible preferred; and
•	758,125,941 shares issuable upon the conversion of Series E warrants to purchase 2,000 shares of Series E convertible preferred stock at a price of $500.00 per share.

Percentage of total voting control includes the shares of common stock which are presently outstanding and underlying the Series E warrants, together with the votes attributable to the Series D convertible preferred stock.

(2)           The number of shares of common stock owned by Mr. Fasci includes:

•	35,275 shares owned by Mr. Fasci,
•	742,000 shares held of record by Process Engineering Services Inc. over which he has voting and dispositive control,
•	250,000 shares underlying a warrant with an exercise price of $0.10 per share; and
•	150,000 shares underlying warrants with exercise prices ranging from $0.15 to $0.50 per share held by Process Engineering Services Inc. over which he has voting and dispositive control.

(3)           HEB LLC’s address is 2225 E. Randol Mill Road, Suite 305, Arlington, TX  76011.

(4)           The number of shares of common stock owned by Mr. Stuckert includes 758,125,941 shares issuable upon the conversion of Series E warrants to purchase 2,000 shares of Series E convertible preferred stock at a price of $500.00 per share.  Mr. Stuckert’s address is 103 North Court Street, Sullivan, IN  47882.  The number of shares owned by Mr. Stuckert excludes 200,000 shares held by the James Stuckert Revocable Trust, 1,650,000 held by The Diane Stuckert Trust and 300,000 held by the James Stuckert Trust no public filings have been made by Mr. Stuckert to indicate that he has voting or dispositive control over any of these securities.

(5)           The number of shares of common stock owned by Mr. Howell includes 758,125,941 shares issuable upon the conversion of Series E warrants to purchase 2,000 shares of Series E convertible preferred stock at a price of $500.00 per share.  Mr. Howell’s address is 103 North Court Street, Sullivan, IN  47882.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2012.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan category

Plans approved by our stockholders:
2012 Omnibus Long Term Incentive Plan	0	n/a	30,000,000
Plans not approved by stockholders	250,000.10		0

2012 Omnibus Long Term Incentive Plan

On July 19, 2012, our board of directors and stockholders approved our 2012 Omnibus Long Term Incentive Plan, or 2012 Plan. Our 2012 Plan was adopted to ensure that we have adequate ways in which to provide stock based compensation to our directors, officers, employees and consultants. Our board of directors believes that the ability to grant stock-based compensation, such as stock options and stock grants, is important to our future success. The grant of such stock-based compensation can motivate high levels of performance and provide an effective means of recognizing employee and consultant contributions to our success. In addition, stock-based compensation can be valuable in recruiting and retaining highly qualified technical and other key personnel who are in great demand, as well as rewarding and providing incentives to our current employees and consultants.

The 2012 Plan provides for grants of incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted share and restricted share unit awards, performance share awards, and common share awards (collectively, “Awards”). The total number of shares of our common stock available for awards under the 2012 Plan is 30,000,000.  The duration of the 2012 Plan is 10 years.  The 2012 Plan will terminate as to grants of awards after 10 years after the effective date, unless it is terminated earlier by our board of directors.  As of December 31, 2012, there were no outstanding options under the 2012 Plan.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Scott A. Haire, the former CFO and former director of VHGI, also served as the CFO and a director of WMT. Based on shares outstanding as of the report on Form 10-K filed by WMT for the year ended December 31, 2011, Mr. Haire beneficially owns, through HEB, a Nevada limited liability company of which Mr. Haire is the managing member, 22% of the outstanding common stock of WMT.  In addition, Deborah Hutchinson, a former VHGI board member who resigned December 28, 2012, is a member of WMT Board of Directors.  The above mentioned WMT Note is paid in full as of December 31, 2011.

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's former CFO, and entities controlled by him.  Other stockholders may fund the Company as necessary to meet working capital requirements and expenses. Certain parties have been included in related party table due to the influence they can/may exercise as a result of their ownership of debt. The following is a summary of principal and interest amounts due to related parties as of December 31, 2012 including terms of the debt:
			12/31/12	12/31/12
Related party	Nature of relationship	Terms of the agreement	Principal	Interest
H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum.	$ 97,368	$241,970

H.E.B. Ventures, LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB Ventures.	Promissory Note, 3% APR	500,000	493

MLH Investments, LLC	Has provided funds to the Company.	Unsecured note with interest accrued at a rate of 0% per annum with no maturity date	115,000	0

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	0

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	43,829	05,701

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum.	3,762,835	440,021

James W. Stuckert	Has provided funds to the Company.	$150,000 at 2% APR, $1,317,500 at 0% APR, $250,000 at 15% APR, $1,525,000 at 10% APR, $125,000 at 16% APR or payoff with 4,500 tons of coal at $61/ton.	3,367,500	227,179

Solomon O. Howell	Has provided funds to the Company.	$250,000 at 15% APR, $250,000 at 10% APR, $217,500 at 0% APR.	717,500	25,550

P. Rick Risinger	CEO of the Company	$211,918 at .25% APR, $17,000,000 at 8% APR, $125,000 at 16% APR or payoff with 4,500 tons of coal at $61/ton, $1,275,000 at 10% APR, $50,000 at 0%.	18,661,918	1,283,464

Michael E. Fasci	CFO of the Company	Note payable due 7/23/12, 18% APR	53,000	4,209

Total			$27,340,850	$2,328,587

The following is a summary of the principal and interest amounts due to related parties as of December 31, 2011, including terms of the debt:

			12/31/11	12/31/11
Related party	Nature of relationship	Terms of the agreement	Principal	Interest
H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum.	$ 134,760	$ 228,360

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	0

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	43,829	101,257

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum.	3,342,695	69,968

Total			$3,543,184	$ 399,595

On December 19, 2012, the Company issued 50,000,000 shares of common stock to Mr. Risinger in exchange for his 700,000 shares of VHGI Coal preferred stock. These shares were valued at $6,937,297 and were issued at a price of $.139 per share.

The Company’s corporate office in Sullivan, Indiana is leased to the Company at a cost of $1,000 per month by Mr. Risinger.

Under the terms of a Lease of Real Property agreement dated February 6, 2012, the Company is obligated to Alisa Risinger, Mr. Risinger’s spouse, a royalty of $0.25 per ton or forty-one hundredths of one percent (0.41%) of the F.O.B. Mine Price for each ton of coal mined at the Landree Mine. We paid her $0 in 2012.

In October 2012, The James W. Stuckert Revocable Trust purchased from MacAllister Machinery Company, Inc., as assignee, all of MacAllister Machinery Company, Inc.’s right, title and interest in and to those certain claims by MacAllister against Lily Group, Inc., VHGI Holdings, Inc., VHGI Coal, Inc., and P. Rick Risinger which have been plead against those individuals or entities.

We are a party to royalty agreements with the following related parties as previously described Part I, Item I:

Royalty – Ronald Hutchcraft – President of Lily Group Inc. – As per a 3-year employment agreement dated January 10, 2012, the Company is obligated to pay Mr. Hutchcraft $0.10 per ton of coal sold by the Company. We paid him $0 in 2012.

Royalty – Dave Smith – Mine Superintendent of Lily Group, Inc. – As per a 3-year employment agreement dated January 25, 2012, the Company is obligated to pay Mr. Smith $0.10 per ton of coal sold by the Company. We paid him $0 in 2012.

Director independence

Our sole director is not considered independent within the meaning of Rule 5605 of the Nasdaq Marketplace Rules.

ITEM 14.                     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided 2012 and 2011.

	2012	2011

Audit Fees	$172,251	$39,028
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$172,251	$39,028

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

We have not yet adopted a policy regarding the pre-approval of audit and tax fees as our Board is presently comprised of one individual.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the board of directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial statements.

•           Reports of Independent Registered Public Accounting Firm
•           Consolidated Balance Sheets at December 31, 2012 and 2011
•           Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
•           Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
•           Consolidated Statements of Changes of Stockholders’ Equity (Deficit) at December 31 2012
•           Notes to Consolidated Financial Statements

(b)           Exhibits.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) of the Company’s Form 10-K for the year ended December 31, 2010)

3(i).2
Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012)

3(i).3
Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 7, 2012)

3(i).4
Certificate of Designations, Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on February 28, 2013)

3(i).5	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 7, 2012)
3(ii)	By-Laws (incorporated by reference to Exhibit 3(ii).1 of the Company’s Form 10-KSB dated December 31, 2003)
4.1	Form of Warrant (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 28, 2013).
10.1	Form of Loan, Investment and Security Agreement (Incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K filed on May 22, 2008)
10.2	Form of Note (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K filed on May 22, 2008)

10.3	Note Restructuring Agreement, dated January 15, 2009 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on August 19, 2009)
10.4	Senior Secured Convertible Promissory Note, dated January 15, 2009 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on August 19, 2009)
10.5
Amendment to Convertible Promissory Notes and Note Restructuring Agreement, dated August 3, 2009 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on August 19, 2009)

10.6	Security Agreement dated August 3, 2009 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on August 19, 2009)
10.7
Purchase Agreement, dated February 1, 2010, by and between VirtualHealth Technologies, Inc., Wound Management Technologies, Inc., and VPS Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Commission on February 9, 2010)

10.8	Promissory Note dated February 1, 2010 (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 9, 2010)
10.9
Veriscrip Royalty Agreement, dated February 1, 2010, between Virtual Health Technologies, Inc. and Secure eHealth, LLC(incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 9, 2010)

10.10
Convertible Promissory Note, dated June 28, 2011, made in favor of the Company by Lily Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with on August 15, 2011)

10.11
Operating and Purchase Agreement, dated August 16, 2011, by and between VHGI Energy LLC and Outdoor Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)

10.12	Letter of Credit to Lily Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011)
10.13	Stock Purchase Agreement dated December 29, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2012)
10.14	First Amendment to Stock Purchase Agreement, dated February 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012)
10.15	Note Purchase Agreement dated February 16, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2012)
10.16
Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing, dated February 16, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2012)

10.17	Promissory Note dated February 16, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2012)
10.18	Guaranty Agreement dated February 16, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2012)
10.19	First Amendment to Note Purchase Agreement, dated May 15, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2012)
10.20	Second Amendment to Note Purchase Agreement, dated May 25, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 2, 2012)
10.21	Third Amendment to Note Purchase Agreement, dated June 15, 2012(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 2, 2012)
10.22	Form of Promissory Note (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K filed on September 25, 2012).
10.23	Exchange Agreement, dated September 24, 2012 (incorporated by reference Exhibit 10.2 to the Current Report on Form 8-K filed on September 25, 2012).
10.24	Form of Interest Note (incorporated by reference Exhibit 10.3 to the Current Report on Form 8-K filed on September 25, 2012).
10.25
Promissory Note dated February 18, 2013, made by VHGI Coal, Inc. in favor of VHGI Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2013).

10.26	Exchange Agreement, dated February 18, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2013).
10.27	Loan Agreement, dated February 26, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 28, 2013).
10.28	Security Agreement, dated February 26, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 28, 2013).
10.29	Secured Drawdown Promissory Note, dated February 26, 2013 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 28, 2013).
10.30	Drawdown Promissory Note, dated February 26, 2013(incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 28, 2013).
10.31	Payoff Letter, dated as of February 26, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 28, 2013).
10.33
Equity Investment Agreement dated May 28, 2013 by and among Al Rami Pure LLC, Lily Group, Inc. and VHGI Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on June 19, 2013)

10.34	2012 Omnibus Long Term Incentive Plan (incorporated by reference to the definitive Information Statement on Schedule 14C filed on September 28, 2012)
10.35	Lease of Real Property dated February 6, 2012 by and between Alisa Risinger and Lily Group, Inc. *
10.36	Employment Agreement effective as of February 16, 2012 by and between Lily Group, Inc. and Paul R. Risinger *
10.37	Coal Supply Agreement between IP&L and Lily Group, Inc. dated January 1, 2012 *
10.38	Coal Supply Agreement between IP&L and Lily Group, Inc. First Amendment dated November 1, 2012 *
14.1	Code of Business Conduct and Ethics *
16.1	Letter from Pritchett, Siler & Hardy, P.C. (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K fled on August 21, 2012)
16.2	Letter from Montgomery Coscia Greilich LLP (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K fled on December 3, 2012)
21.1	Schedule of Subsidiaries *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
95.1	Mine Safety Disclosure *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           Filed herewith
**        In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VHGI Holdings, Inc.
June 26, 2013	By: /s/ P. Rick Risinger
P. Rick Risinger, Chief Executive Officer

June 26, 2013	By: /s/ Michael E. Fasci
Michael E. Fasci, Sr., Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ P. Rick Risinger P. Rick Risinger	Chief Executive Officer, President, director, principal executive officer	June 26, 2013
/s/ Michael E. Fasci Michael E. Fasci, Sr.	Chief Financial Officer, principal financial and accounting officer	June 26, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VHGI Holdings, Inc. and subsidiaries
Sullivan, IN

We have audited the accompanying consolidated balance sheet of VHGI Holdings, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the year ended December 31, 2012, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that VHGI Holdings, Inc. and subsidiaries will continue as a going concern.  As more fully described in Note 2, the Company has incurred recurring operating losses, has significant amounts of past due debts and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

New York, New York
June 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VHGI Holdings, Inc. and Subsidiaries
Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of VHGI Holdings Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011. VHGI Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements.   Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VHGI Holdings, Inc. and Subsidiaries as of December 31, 2011 and the results of their operation and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that VHGI Holdings, Inc. and Subsidiaries will continue as a going concern.  As discussed in Note 2, to the consolidated financial statements, VHGI Holdings, Inc. and Subsidiaries has incurred substantial losses and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Prichett, Siler & Hardy, P.C.
PRICHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
April 16, 2012

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS:
Cash	$8,748	$13,030
Accounts Receivable, net	2,940	25,340
Prepaid Expenses and other	1,987	220,591
Total Current Assets	13,675	258,961

Coal Property and Equipment, net	47,314,298	-
Notes and Interest Receivable - Related Parties	-	5,432,034
Mining Lease Rights	-	1,529,536
Other Assets	126,719	-
TOTAL ASSETS	$47,454,692	$7,220,531

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts Payable	$7,092,366	$431,753
Unearned Revenue	-	47,087
Accrued Payroll and Payroll Taxes	903,131	18,794
Other Accrued Liabilities	207,210	1,093
Dividends Payable	33,750	33,750
Notes Payable, net of discount	17,109,334	2,393,467
Debentures, net of discount	50,000	-
Notes Payable - Related Parties	27,340,850	3,543,184
Accrued Interest - Unrelated	4,118,814	17,774
Accrued Interest - Related Parties	2,328,587	399,595
Derivative Liabilities	1,204,437	2,227,425
Stock Subscription Payable	60,350	5,299
Total Current Liabilities	60,448,829	9,119,221

LONG TERM LIABILITIES:
Notes Payable, long term	361,072	-
ARO Liability	1,300,000	-
Debentures, net of discount	71,752	-
	1,732,824	-

TOTAL LIABILITIES	62,181,653	9,119,221

STOCKHOLDERS' DEFICIT

Preferred stock, Class B - $0.001 par value, 300,000 shares designated, 70,000 issued and outstanding as of December 31, 2012 and December 31, 2011	70	70
Preferred stock, Class C - $0.001 par value, 6,000 shares designated, zero issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Preferred stock, Class D - $0.001 par value, 500,000 shares designated, zero issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Common stock - $0.001 par value, 250,000,000 shares authorized, 156,685,752 and 97,192,187 issued and outstanding as of December 31, 2012 and December 31, 2011	156,686	97,192
Additional Paid-in Capital	19,136,298	9,699,150
Stock Subscription Receivable	-	(24,000)
Retained Deficit	(34,020,015)	(11,671,102)
TOTAL STOCKHOLDERS' DEFICIT	(14,726,961)	(1,898,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,454,692	$7,220,531

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Total Revenue	$481,568	$499,617

Cost of Sales	(159,823)	(162,776)

Gross Profit	321,745	336,841

OPERATING EXPENSES:
Selling, General and Administrative	(13,651,042)	(1,486,675)

LOSS FROM CONTINUING OPERATIONS	(13,329,297)	(1,149,834)

OTHER INCOME (EXPENSES):
Interest Income	6,200	176,527
Loss on Settlement	-	(116,492)
Impairment of Assets	(1,529,536)	(1,228,856)
Change in fair value of Derivative Liability	1,022,988	(1,764,527)
Debt Related Expense	(693,983)	(1,190,965)
Other Income (Expense)	518,458	-
Interest Expense	(8,343,743)	(156,904)
Other Income (Expenses)	(9,019,616)	(4,281,217)

NET LOSS BEFORE TAXES	(22,348,913)	(5,431,051)
Tax Expense	-	-
NET LOSS	(22,348,913)	(5,431,051)

Basic and diluted (loss) per common share	$(0.18)	$(0.06)

Weighted average number of common shares	126,938,970	87,794,918

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CHANGES OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012 and 2011

	Preferred Stock		Common Stock					Total
		Par value		Par value	Additional	Stock		Stockholders'
		$0.001		$0.001	Paid in	Subscription	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2010	70,000	$70	84,776,718	$84,777	$8,307,874	$(89,904)	$(6,240,051)	$2,062,766

Issuance of Common Stock for:
Debt Conversion			3,248,279	3,248	218,174			221,422
Debt Related Costs			7,655,000	7,655	683,586			691,241
Extension Agreements			256,000	256	25,344			25,600
Warrant Conversion			476,190	476	128,095			128,571
Services			500,000	500	93,250			93,750
Employee Compensation			200,000	200	17,800			18,000
Subscription Agreements			80,000	80	23,920	(24,000)		-

Capital Contribution for:
Rent					6,500			6,500
Benficial Conversion Feature of Debt					194,607			194,607

Payment Received for:
Stock Subscription Receivable						89,904		89,904

Net Loss							(5,431,051)	(5,431,051)
Balance, December 31, 2011	70,000	70	97,192,187	97,192	9,699,150	(24,000)	(11,671,102)	(1,898,690)

Issuance of Common Stock for:
Debt Conversion			5,697,287	5,697	231,057			236,754
Debt Related Costs			1,175,000	1,175	2,168,644			2,169,819
Conversion of VHGI Coal equity for common shares			50,000,000	50,000	6,887,297			6,937,297
Warrant Conversion			1,094,962	1,095	(1,095)			0
Cancellation of stock subscription agreement						24,000		24,000
Equity Issued for Services					127,771			127,771
Subscription Agreements			1,526,316	1,526	23,474			25,000

Net Loss							(22,348,913)	(22,348,913)
Balance, December 31, 2012	70,000	$70	156,685,752	$156,686	$19,136,298	$-	$(34,020,015)	$(14,726,961)

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,348,913)	$(5,431,051)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization of deferred financing costs	439,483	874,865
Non-cash expenses	-	150,775
Loss (forgiveness) on debt settlement	(477,931)	116,492
Accretion of ARO liability	40,500	-
Impairment of assets	1,529,536	1,228,856
Bad debt reserve	100,000	-
Change in fair value of derivative liability	(1,022,988)	1,764,527
Write off of Assets	-	150,966
Beneficial conversion rights on debt issued	-	-
Equity issued for debt related costs	1,832,705	316,100
Equity issued for services	127,771	77,000

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	203,804	30,659
(Increase) decrease in prepaids and other assets	248,973	1,386
(Increase) decrease in interest receivable - related parties	-	(47,114)
(Increase) decrease in interest receivable	-	(129,413)
Increase (decrease) in deferred revenue and other liabilities	(47,087)	47,087
Increase (decrease) in accounts payable	791,472	(128,418)
Increase (decrease) in accrued payroll and payroll taxes	696,385	(14,458)
Increase (decrease) in other accrued liabilities	20,247	(546)
Increase (decrease) in accrued interest	4,101,040	21,897
Increase (decrease) in accrued interest - related parties	1,928,992	135,007
Net cash (used) in operating activities	(11,836,011)	(835,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable - related parties	-	1,251,911
Payment on notes receivable-related parties	-	(1,117,400)
Purchase of notes receivable	(100,000)	(5,302,621)
Purchase of property, plant, and equipment and other	(1,356,830)	-
Purchase of other assets	(34,454)	-
Cash Acquired in Lily acquisition	41,077	-
Purchase of mining lease rights	-	(4,536)
Net cash used in investing activities	(1,450,207)	(5,172,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank overdraft	-	(45,654)
Proceeds from notes payable and debentures	9,455,472	3,009,000
Payments on notes payable and debentures	(2,759,284)	(521,000)
Proceeds from notes payable - related parties	6,796,282	4,643,227
Payments on notes payable - related parties	(210,534)	(1,154,418)
Proceeds from sale of stock	-	89,904

Net cash provided by financing activities	13,281,936	6,021,059

NET INCREASE (DECREASE) IN CASH	(4,282)	13,030

Cash, beginning of period	13,030	-
Cash, end of period	$8,748	$13,030

Cash paid during the period for:
Interest	$270,250	$-
Income Taxes	$-	$-

Supplemental Non-Cash Investing and Financing Activities:
Debt converted to equity	$236,754	$161,200
Equity Issued for Services	$-	$107,000
Dividends converted to debt	$211,918	$-
Stock subscription payable	$55,051	$-
Liabilities assumed in Lily acquisition	$21,427,119	$-
Equity issued in Lily acquisition	$7,000,000	$-
Notes payable issued for Lily acquisition	$17,000,000	$-
Contributed rent as a capital contribution	$-	$6,500

The accompanying notes are an integral part of these consolidated financial statements.

VHGI HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 – NATURE OF OPERATIONS

VHGI Holdings, Inc., a Delaware corporation, was organized on March 4, 1988.  During 2009 the Company’s business focus was healthcare technology; however, during the fourth quarter of 2009 the Company started the implementation of a new business plan to change the Company’s focus toward the Precious Metals/Energy Resources industries. During the year ended December 31, 2011, the Company’s revenue continued to be derived primarily from its healthcare technology sales to customers within the United States. In the year ended December 31, 2012, the Company completed its acquisition of Lily Group, Inc. and has focused the majority of its efforts on developing the mine and building out the associated coal business located in Southwestern Indiana.

NOTE 2 – GOING CONCERN

The Company has continuously incurred losses from operations, has a working capital deficit, a significant amount of past due debt and has a significant accumulated deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The terms “VHGI,” “we,” the “Company,” and “us” as used in this report refer to VHGI Holdings, Inc. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Certain prior year amounts have been reclassified to conform to current year presentation.

Principles of Consolidation– The accompanying consolidated financial statements include the accounts of VHGI and its wholly-owned subsidiaries: Medical Office Software, Inc. (“MOS”), VHGI Gold, LLC (“VHGI Gold”), VHGI Energy, LLC and VHGI Coal, Inc.  Lily Group, Inc. (“Lily”), acquired in 2012, is a wholly-owned subsidiary of VHGI Coal, Inc. VHGI Energy, LLC, a Delaware limited liability corporation, was formed in February 2010.  MOS, a Florida corporation, is not included for the period August 1, 2010 thru September 30, 2010 due to the failed sale of certain assets and liabilities of MOS on September 30, 2010 (see Note 6 – “Asset Dispositions”). VHGI Coal, Inc., a Delaware corporation was formed in June of 2011. All intercompany accounts and transactions have been eliminated.

Use of Estimates – The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses during the reporting period.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form a basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. On a regular basis, management evaluates these estimates and assumptions.  Actual results could differ from those estimates.

•	Estimates of coal reserve quantities
•	Estimates of Asset Retirement obligation liabilities
•	Estimates of fair value stock options and warrants at date of grant
•	Estimates of the fair value of derivative liabilities
•	Estimates of the future realization of deferred income tax assets.

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

Loss Per Share – The Company computes loss per share in accordance with Accounting Standards Codification “ASC” Topic No. 260, “Earnings per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive. As of December 31, 2012 and 2011 there was 4,109,500 and 3,125,000 options and warrants outstanding that have been excluded from the dilutive loss per share computation as they would have had an anti-dilutive effect.

Coal Mine Development – Pre-operating and mine development costs including acquisition costs relating to mining properties are capitalized until such properties are placed in production, disposed of, or abandoned.  The Company periodically reviews its mining properties for impairment in accordance with ASC Topic No. 410, “Property, Plant and Equipment.” Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets as expensed as incurred. Upon these determinations, costs of developing new coal mines, including asset retirement obligation assets, or significantly expanding the capacity of existing mines, are capitalized and amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. During 2012, the company sold approximately $383,616 in surface level coal which is incidental to the primary proved and probable reserves. Since the Lily is in the exploratory stage, these sales have been recorded as a reduction of costs incurred in 2012. Surface and underground mining equipment is depreciated using estimated useful lives ranging from five to twenty years. At December 31, 2012, although the Company has reached these reserves and it has not commenced primary operations.

Other Mining Lease Rights – The Company had invested in mining rights in 2010 and 2009, for the exploration of precious metals in Arizona. General prospecting costs are expensed as incurred until mineral interests are determined to have proved and probable reserves. Pre-operating and mine development costs including acquisition costs relating to mining properties are capitalized until such properties are placed in production, disposed of, or abandoned.  The Company periodically reviews its mining properties for impairment in accordance with ASC Topic No. 410, “Property, Plant and Equipment.” Expenditures that extend the useful lives or increase the productivity of the assets are capitalized. The cost of maintenance and repairs that do not extend the useful lives or increase the productivity of the assets as expensed as incurred. Costs of developing mines, including asset retirement obligations, are capitalized and amortized using the units-of-production method over estimated recoverable (proved and probable) reserves. Surface and underground mining equipment is depreciated using estimated useful lives ranging from five to twenty years.

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed for its recoverability. If this review indicates that the carrying value of the asset will not be recoverable through estimated undiscounted future net cash flows related to the asset over its remaining life, then the impairment loss is recognized by reducing the carrying value of the asset to its estimated fair value. During 2012, the Company recorded a $1,529,536 impairment of the Gulch Mine costs, as the Company is not intending to expend its’ financial resources to develop the Gulch Mine in the near foreseeable future.

Revenue Recognition - The Company recognizes revenue in accordance with the guidance in “ASC” Topic No.605-45, “Revenue Recognition.” In 2011, the Companies’ revenues resulted primarily from sales of products and services to doctors and medical billing companies and revenues are recognized upon delivery of the products or services. In 2012, the Company’s revenues came from both the medical products and services from its MOS subsidiary

We recognize revenue from coal sales at the time risk of loss passes to the customer at contracted amounts and the amounts are deemed collectable.

Allowance for Doubtful Accounts – Trade accounts  receivables  and other  receivables  are carried at original  invoiced amounts  less an  allowance  for  doubtful  accounts. Accounts receivable are determined to be delinquent when the account has become 30 days past due. The allowance for doubtful accounts is calculated based on the aggregate amount of accounts 60+ days old, or on a case by case basis.  Management periodically reviews accounts receivable to determine if accounts should be written off. At December 31, 2012 and December 31, 2011 the allowance for doubtful accounts was $1,681 and $1,821, respectively.

Goodwill - Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of MOS at October 6, 2006, the date of the acquisition. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test. Impairment of goodwill was $0 for the year ended December 31, 2012 compared to $1,228,856 for the year ended December 31, 2011.

Impairment of Long-Lived Assets – The Company reviews and evaluates long-lived assets for impairment at least annually, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment of the Gultch Mine costs of $1,529,536 were recorded in the year ended December 31, 2012.

Asset Retirement Obligations (ARO) – Reclamation - At the time they are incurred, legal obligations associated with the retirement of long-lived assets are reflected at their estimated fair value, with a corresponding charge to mine development. Obligations are typically incurred when the Company commences development of underground mines, and include reclamation of support facilities, refuse areas and slurry ponds.

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

The table below reflects the changes to the ARO:

December 31, 2012
Balance, beginning of year	$-
Additions	1,259,500
Accretion	40,500
Balance, end of period	$1,300,000

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

At December 31, 2012, the Company’s financial instruments consist of the derivative liabilities related to the beneficial conversion features of certain outstanding notes payable. The fair value of the beneficial conversion features is calculated in accordance with ASC Topic No. 470-20-25-4. The change in fair value of the derivative liabilities is classified in other income (expense) in the statement of operations.

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

The fair value of our financial instruments at December 31, 2012 and 2011 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2012	$-	$-	$1,204,437

Derivative securities – December 31, 2011	$-	$-	$2,227,425

 Non-controlling Interest - Net losses attributed to non-controlling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributed to third party equity owners that were deducted from the net loss to arrive at net loss attributable to the Company. The non-controlling interests outstanding during 2012 were acquired with the issuance of 50,000,000 shares of common stock in November 2012.

Income Taxes –Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all, of the deferred tax asset will not be realized.

New Accounting Standards - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820) (“ASU 2011-04”). ASU 2011-04 results in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011, and early application is not permitted. The provisions of ASU 2011-04 did not have a material impact on the Company’s financial position and results of operations.

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

Reclassifications - The Company has recorded certain reclassifications to the prior year to conform to the current year financials and footnotes.

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

On June 8, 2010, the Company entered into an Asset Purchase Agreement (the “Mining Agreement”) for the purchase of a group of mining lease rights located in Northern Arizona (including Sun Gold and Gulch Mine), from Western Sierra Mining Corporation (“Western Sierra”), a Utah corporation, for a purchase price consisting of (i) 5,000,000 shares of the Company’s common stock, (ii) $60,000 in cash, and (iii) a promissory note in the principal amount of $240,000 (the “Western Sierra Note”).  Furthermore, ninety (90) days following the payment of the Western Sierra Note the agreement required VHGI to issue to Western Sierra an additional 2,500,000 shares of the Company’s common stock; however, at least ten (10) days prior, either the Company could elect to pay, or Western Sierra could elect to receive, $250,000 in lieu of VHGI’s issuing Western Sierra 1,250,000 of such shares of common stock.  In addition, the Company will pay Western Sierraa royalty of 2% of gross sales of processed gold from the mining claims during any calendar quarter.  The mining lease rights included in the asset purchase are Bueno #1, Treasure Gulch 1, Treasure Gulch 2, Sun Gold 2, Sun Gold 3, and Sun Gold 4, which are recorded with the United States Department of the Interior Bureau of Land Management – Arizona State Office.  This purchase increased the value of the mining lease rights to $735,000.

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

The balance of the mining lease rights as of December 31, 2012, including these additions, is $1,529,536.

In the second quarter of 2012, the Company took an impairment reserve on the entire amount of the mining lease rights as the value of these rights was not readily quantifiable. As of December 31, 2012, the Company is not actively pursuing the development of its gold mining claims and is focusing solely on the development of the Lily Group and its Landree Mine coal property. The Company is current with the lease payments on its mining leases with the United States Bureau of Land Management.

NOTE 5 –ASSET ACQUISITIONS

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

The acquisition was accounted for using the acquisition method of accounting and, accordingly, the consolidated statement of operations includes the results of operations beginning February 16, 2012.  The acquisition of Lily was recorded by allocating the total purchase consideration to the fair value of the net assets acquired.

The details of the net assets acquired are as follows:

Cash	$41,077
Accounts Receivable	181,403
Coal Property and Equipment	46,138,929
Debt	(21,427,119)
Asset retirement obligation	(934,290)
Total purchase consideration	$24,000,000

The following table sets forth the unaudited pro-forma results of the Company related to the continuing operations as if the acquisition of Lily Group, Inc. had taken place on the first day of the years presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.  The non-controlling interests preferred shares issued of the Company’s subsidiary, which was subsequently converted into 50,000,000 share of common stock during the acquisition year 2012, has been utilized as if such common shares were outstanding since the first of the years presented for purposes of the basic and diluted net loss per common share computations.

	Year ended December 31,
	2012	2011
Revenues	$481,458	$499,617
Net Loss	(23,677,638)	(6,246,613)

Basic and diluted net loss per common share	$(0.16)	$(0.05)
Weighted average shares – basic and diluted	151,938,970	137,794,918

On August 15, 2011, the Company (VHGI Energy) entered into an agreement with Outdoor Resources of Crossville, Tennessee to drill an initial oil well within 120 days.   The well is to be located in the "Upper Cumberland Region" of north central Tennessee (Morgan, Fentress and/or Scott Counties).  The plan is for a shallow drilling program with a target of the Monteagle formation (750'); traditionally Tennessee's top gas and oil producing formation.  The Monteagle is the most wide spread oil and gas producing formation in the Cumberland Plateau. This is a single well "Turnkey" drilling agreement allowing VHGI Energy, LLC a 65% "Over Riding Royalty" while Outdoor Resources, Inc. and the land owners will hold the remaining interest.   Outdoor Resources, Inc. will hold 100% of the "Working Interest".  VHGI Energy, LLC has retained the right to acquire up to an additional four (4) wells upon completion of this initial effort.  The "Turnkey" drilling costs are to be $150,000 per well. As of December 31, 2012 drilling has not begun, but VHGI Energy has made a $25,000 deposit payment to Outdoor Resources and plans to proceed with the drilling have been put on hold. There can be no assurances as to whether or not the transactions within this agreement shall come to fruition.   But if such a transaction is completed, the Company will be engaged through Outdoor Resources as the licensed operating company (in Tennessee to drill and operate oil and natural gas wells) in the oil and natural gas business in the State of Tennessee.

NOTE 6 –ASSET DISPOSITIONS

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

Scott A. Haire, the Company's previous Chairman, also served as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and a director of WMT. Based on shares outstanding as of the Annual Report on Form 10-K filed by WMT for the year ended December 31, 2011, Mr. Haire beneficially owns, through H.E.B., LLC (“HEB”), a Nevada limited liability company of which Mr. Haire is the managing member, 22% of the outstanding common stock of WMT.

Note 7 – COAL PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
December 31, 2012
Plant and mining equipment	$29,522,866
ARO Asset	1,300,000
Buildings	5,276,136
Mine development	11,033,076
Vehicles and other	182,220

Less accumulated depletion and depreciation	-
Total property and equipment, net	$47,314,298

The subsidiary Lily Group is an exploratory stage company, the Company has not recorded any depletion or depreciation expense on such assets for the periods ended December 31, 2012.

NOTE 8 - NOTES RECEIVABLE

Notes Receivable

The following is a summary of amounts due from unrelated parties, including accrued interest separately recorded, as of December 31, 2012:

Notes Receivable	Terms of Agreement	Principal	Interest

March 26, 2012 Promissory Note	Promissory note with interest accrued at 5% per annum, due June 30, 2012.	$100,670	$4,866
	Less Reserve	(100,670)
	Total	$-0-	$4,866

In May 2011, the Company had entered into a letter of intent to acquire Lily.  As a condition of the letter of intent the Company was required to loan Lily $500,000. During 2011, the Company continued to loan Lily operating funds and funds for the development of the coal mine. These funds loaned to Lily, had interest rates ranging from 10% to 12%, some of these funds were convertible into equity of Lily. The aggregate amount of loans and interest outstanding as of December 31, 2011 was $5,432,034, which included interest accrued of $129,413. The Company acquired Lily on February 16, 2012.

NOTE 9 - NOTES PAYABLE

Notes Payable - Related Parties

Funds are advanced to the Company from various related parties including Scott A. Haire, the Company's former CFO, and entities controlled by him.  Other stockholders may fund the Company as necessary to meet working capital requirements and expenses.  The following is a summary of amounts due to related parties as of December 31, 2012, including terms of the debt, and the interest accrued as of December 31, 2012:

			12/31/12	12/31/12
Related party	Nature of relationship	Terms of the agreement	Principal	Interest
H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum.	$ 97,368	$ 241,970

H.E.B. Ventures, LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB Ventures.	Promissory Note, 3% APR	500,000	493

MLH Investments, LLC	Has provided funds to the Company.	Unsecured note with interest accrued at a rate of 0% per annum with no maturity date	115,000	0

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	0

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	43,829	105,701

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum.	3,762,835	440,021

James W. Stuckert	Has provided funds to the Company.	$150,000 at 2% APR, $1,317,500 at 0% APR, $250,000 at 15% APR, $1,525,000 at 10% APR, $125,000 at 16%APR or payoff with 4,500 tons of coal at $61/ton.	3,367,500	227,179

Solomon O. Howell	Has provided funds to the Company.	$250,000 at 15% APR, $250,000 at 10% APR, $217,500 at 0% APR.	717,500	25,550

P. Rick Risinger	CEO of the Company	$211,918 at .25% APR, $17,000,000 at 8% APR, $125,000 at 16% APR or payoff with 4,500 tons of coal at $61/ton, $1,275,000 at 10% APR, $50,000 at 0%.	18,661,918	1,283,464

Michael E. Fasci	CFO of the Company	Note payable due 7/23/12, 18% APR	53,000	4,209
Total			$27,340,850	$2,328,587

The following is a summary of amounts due to related parties as of December 31, 2011, including terms of the debt, and the interest accrued as of December 31, 2011:

			12/31/11	12/31/11
Related party	Nature of relationship	Terms of the agreement	Principal	Interest
H.E.B., LLC, a Nevada limited liability company	Scott Haire is the managing member of HEB.	Unsecured $1,000,000 open line of credit, no maturity date, and interest at 10% per annum.	$ 134,760	$ 228,360

SWCC	Investor in eHealth	Dated 7/21/06, no stated interest rate and no maturity date.	21,900	0

Commercial Holding AG, LLC	Commercial Holding AG, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured note with interest accrued at a rate of 10% per annum with no maturity date	43,829	101,257

MAH Holdings, LLC	MAH Holdings, LLC has provided previous lines of credit to affiliates of VHGI.	Unsecured $3,500,000 line of credit, no maturity date with an interest rate of 10% per annum.	3,342,695	69,978

Total			$3,543,184	$ 399,595

The following is a summary of amounts due to unrelated parties, including terms of the debt, and the interest accrued as of December 31, 2012 and 2011:

Note Payable	Terms of Agreement	Debt In Default	December 31, 2012	December 31, 2011

8% Notes, Convertible at 45% discount	(t)	-	$ -	$ 70,000

12% Notes, Convertible	(a)	Yes	200,000	200,000

July 1, Notes	(u)	-	-	175,000

July 2011 Senior Notes	(b)	-	-	231,250

8% Notes, Convertible at 50% discount	(c)	Yes	85,000	140,000

2011 4th Quarter Senior Notes	(d)	Yes	417,200	1,258,700

November Notes	(e)	Yes	108,000	108,000

December 15, Notes	(v)	-	-	100,000

December 30, Note	(w)	-	-	550,000

January 11, 2012 Senior Promissory Note	(g)	Yes	250,000	-

$500,000 Senior Promissory Note	(h)	Yes	200,000	-

Platinum Partners Note	(k)	Yes	13,800,000	-

Lily Notes Payable	(l)	-	361,072	-

March 28, 2012 Promissory Note	(m)	Yes	110,000	-

4 Promissory Notes	(n)	-	290,000	-

April 5, 2012 Promissory Note	(o)	Yes	300,000	-

April, May 2012 Promissory Notes	(p)	Yes	250,000	-

May 4, 2012 Convertible Promissory Note	(q)	Yes	103,000	-

June 26, 2012 Promissory Note	(s)	Yes	900,000	-

July-August 2012 Promissory Notes	(x)	-	115,000	-

July 27, 2012, Promissory Note	(y)	Yes	50,000	-

	As of December 31, 2012	As of December 31, 2011
Total Notes Payable	$17,539,272	$2,832,950
Less Long-Term Notes Payable	(361,072)	-
Total Short Term Notes Payable	17,178,200	2,832,950
Less Short-Term Debt Discount	(68,866)	(439,483)
Net Short-Term Notes Payable	$17,109,334	$2,393,467

(a)
Convertible notes payable with principal and accrued interest, at 12% per annum, due July 19, 2012.  Notes are convertible into Common Stock at a 50% discount on the market price. Accrued interest and penalties as of 12/31/12 is $611,000.

(b)
Six senior promissory notes payable with two to three month terms, with maturity dates ranging from September 2, 2011 to December 31, 2011. Proceeds are to be used to consummate the transaction described in the May 27 letter of intent with Lily Group, Inc. As of December 31, 2012 these notes have been paid.

(c)
Two convertible notes payable with principal and accrued interest at 8% per annum due nine months from date of execution.  The maturity dates range from August 30, 2012 to September 15, 2012. Notes are convertible into Common Stock at a 50% discount on the market price. Accrued interest as of 12/31/12 is $12,047.

(d)
Twenty-nine notes payable with a total original principal amount of $1,232,500 and participation payments of $107,200 due on maturity dates ranging from December 12, 2011 to February 6, 2012. A total of 4,950,000 shares of Common Stock and 1,237,500 5-year warrants with an exercise price of $0.15 were issued to the lenders upon execution of the note agreements. Accrued interest as of 12/31/12 is $108,320.

(e)
Two, two-month $50,000 notes payable, with $4,000 participation payments each, with due dates of January 18 and 29, 2012.  Each lender received 250,000 shares of Common Stock upon execution of the note agreement. Accrued interest as of 12/31/12 is included in item (a) above.

(g)
Note payable in the amount of $200,000 and a participation payment of $50,000 due March 31, 2012. As part of the note agreement, the lender received 400,000 stock purchase warrants with an exercise price of $0.60. Accrued interest as of 12/31/12 is$0.

(h)
Senior promissory note in the original principal amount of $500,000 due January 31, 2012.  As of June 30, 2012 the lender is owed 100,000 shares of Common Stock related to the original note agreement. Accrued interest as of 12/31/12 is $0.

(k)
Promissory note in the amount of $13,800,000 with interest accrued at 12% per annum due May 16, 2012. Four different forbearance agreements have been executed through October 2012 and as of this filing the note remains outstanding. Accrued interest as of 12/31/12 is $2,586,353.

(l)
Various note payable agreements issued between July 14, 2011 and September 16, 2011due within one to three years of issuance, secured by interest in vehicles and equipment. Accrued interest as of 12/31/12 is $0.

(m)
Convertible note payable with a principal amount of up to 278,000 including an approximate original issue discount of 10% with a maturity date of March 28, 2013.  Note is convertible at the lesser of $0.57 or a 30% discount on the fair market value of the Company’s Common Stock. Accrued interest as of 12/31/12 is $5,500.

(n)	Various Notes payable written between April 18, 2012 and June 7, 2012 in the principal amount of $290,000 with no interest rates or maturity dates. Accrued interest as of 12/31/12 is $30,793.

(o)
Promissory note in the amount of $300,000 due May 1, 2012.  Upon default this note shall incur a penalty of $25 per day. The note agreement entitles the lender to 750,000 shares of Common Stock.  As of December 31, 2012 the 750,000 shares of Common Stock have not been issued. Accrued interest as of 12/31/12 is $6,100.

(p)	Three Promissory notes in the principal amount of $250,000 with interest accrued at 1% per annum with due dates of May 12, 2012 and May 22, 2012. Accrued interest as of 12/31/12 is $1,392.

(q)
Convertible note payable with principal and accrued interest at 8% per annum due February 4, 2013, convertible into Common Stock at a 65% discount on the market price. As additional consideration for making the loan the lender was granted 125,000 shares of the Company’s common stock. Accrued interest as of 12/31/12 is$5,441.

(s)
Two Promissory Note in the principal amount of $500,000 and $400,000 with maturity dates of August 1, 2012 and September 10, 2012 respectively. On the first note the lender charged a $50,000 closing fee from the proceeds and the lender is also to receive a lump sum payment of $500,000 on or before September 10, 2012. On the second note the lender is to also receive 6% interest as well as a lump sum payment of $150,000 on or before September 10, 2012. On each note the lender is also entitled to a royalty payment of $0.10 on the first 12 million tons of coal from the mine during the period September 1, 2012 through February 28, 2020.

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

(w)	One $500,000 non-interest bearing note payable with a maturity date of February 15, 2012 and a participation payment of $50,000.

(x)	Various notes payable issued between July 1, 2012 and August 21, 2012 in the principal amount of $750,000 with no interest rates or maturity dates.

(y)
Promissory Note dated July 27, 2012 with a maturity date of August 10, 2012 in the principal amount of $50,000. As additional consideration lender was to receive a $15,000 bonus payment. Accrued interest and penalties as of December 31, 2012 were $35,000.

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

The Company received $360,000 from the sale of the debentures and 150,000 shares of Common Stock.  The difference between the face value of the debentures and the funds received has been recorded as an original issue discount in the amount of $40,000, which is being amortized over the term of the debentures.  Additionally, the Company recorded $12,500 of deferred loan costs related to the issuance of the debentures which are also being amortized over the term of the debentures.  At December 31, 2012, the unamortized original issue discount is $26,825 and the remaining balance of deferred loan costs is $1,220.

The value of funds received from securities purchase agreement has been allocated to the beneficial conversion feature of the debentures and the 150,000 shares issued for a total discount of $360,000.  The unamortized discount at December 31, 2012 is $241,423.

Debentures – March 2012

On March 30, 2012, the Company entered into a Securities Purchase Agreement for the sale of convertible debentures with a maturity date of September 30, 2012, in the total principal amount of $50,000. The Debentures accrue interest at 8% per annum. The Debentures may be converted into shares of the Company’s Common Stock at a conversion price equal to fifty percent (50%) of the lowest closing bid price per share for the ten (10) trading days immediately preceding the date of conversion. At December 31, 2012, a principal balance of $50,000 remains due.

 The Company recorded $4,000 of deferred loan costs related to the issuance of the debentures which are being amortized over the term of the debentures.  The balance of deferred loan costs related to the March 2012 debentures at December 31, 2012 is $0.

 In accordance with ASC Topic No. 470-20-25-4, a discount in the amount of $50,000 was calculated as the total value of the beneficial conversion feature, which is being amortized over the term of the debt.  The unamortized balance at December 31, 2012 is $0.

As of December 31, 2012, a total $26,455 of interest has been accrued related to the January 2012 and March 2012 Debentures.

Debenture Summary Table

December 31, 2012
Debentures	$390,000
Less Debt Discount	(268,248)
Total	$121,752

Minimum Annual Maturities

The Company’s aggregate annual maturities of notes payable and long-term debt are summarized as follows:

December 31, 2013	$44,661,285
December 31, 2014	$81,107
December 31, 2015	$415,092
December 31, 2016	$75,092
December 31, 2017	$37,346

Total	$45,270,122

NOTE 10 – CUSTOMERS AND SUPPLIERS

Our MOS subsidiary had one customer in 2012 which individually accounted for $56,190 of sales, or approximately 12% of total sales. We are currently under no contract with any of our suppliers for software or hardware purchased for resale; therefore, we are able to select the best products for the customer and to shop around for the best price.

NOTE 11 - INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.” This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expenses of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry-forwards.

There is no  current  or  deferred  income  tax  expense  due to the  Companies’ consolidated  loss  position  and  the  net  deferred  tax  benefits  of  timing differences  having  been  reduced by an  offsetting  valuation  allowance.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the net deferred tax assets independent on many factors, including the Companies' ability to generate taxable income within the net operating loss carry forward period. Management has considered  these  factors  in  reaching  its  conclusion as to the  valuation allowance for  financial  reporting  purposes and has recorded a 100%  valuation allowance against  the net  deferred  tax asset.  The change in the valuation allowance is approximately $7,300,000 and $966,000 for the years ended December 31, 2012 and 2011 respectively.

Reconciliations of the expected federal and state income tax benefit based on the statutory income tax rate of 39% to the actual benefit for the years ended December 31, 2012 and 2011 are listed below.  The net loss for the Company as reported in 2012 and 2011 has been adjusted for the non-deductible loss on settlement amount which has no deferred tax benefit.

	2012	2011

Expected federal income tax benefit	$7,598,000	$1,846,557
Expected state tax, net of federal benefit	1,235,000	300,066
Valuation allowance	(7,279,000)	(966,006)
Permanent differences	(1,554,000)	(1,180,617)

Income tax expense (benefit)	$0	$0

At  December  31,  2012 and 2011,  the  potential non-current  deferred  tax  asset  of approximately  $15,400,000 and $8,100,000  results  from the  deferred tax benefit of applying the statutory federal and state income tax rate of 39.5% to the net  operating  loss  carry forwards  of approximately $39,716,000 and $20,023,000 which have a 100% valuation  allowance,  as the ability of the  Companies  to generate  sufficient taxable  income in the  future  is  uncertain. The net operating loss carryforwards begin to expire in 2015 through 2032. There are no other significant deferred tax assets or liabilities.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

During the current and past years the Company may have triggered one or more limitations as to the utilization of the NOL operating loss carry forwards pursuant to Internal Revenue Code Section 382, due to changes in ownership.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  All tax years starting with 2009 are open for examination.

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

As per a ten-year Lease of Real Property agreement dated February 6, 2012, the Company is obligated to Alisa Risinger, the wife of our CEO, a royalty of $0.25 per ton or forty-one hundredths of one percent (0.41%) of the F.O.B. Mine Price for each ton of coal mined at the Landree mine in consideration of the leased property being mined.

NOTE 13–STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share.

The Company has designated 300,000 shares of Class B Voting Preferred Stock, and at December 31, 2012 and December 31, 2011 there were 70,000 shares outstanding.  Accrued, but unpaid, dividends totaled $33,750 at December 31, 2012 and December 31, 2011, respectively. There remains an immaterial amount of undeclared dividends on these class B voting Preferred shares.

Effective March 29, 2012, the Company designated 6,000 shares as Series C Preferred Stock, which shall automatically convert into 1,000 shares of Common Stock upon a “Conversion Triggering Event” defined as the effectiveness of an amendment to the Company’s Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of all Series C Preferred Shares into shares of Common Stock.  As of December 31, 2012, there were no shares of Series C Preferred Stock outstanding.

Effective December 3, 2012, VHGI filed a Certificate of Designations, Preferences, Rights and Limitations designating 500,000 shares of a new Series D Convertible Preferred Stock and, at December 31, 2012 there were 0 shares outstanding.

Common Stock

The Company is authorized to issue 250,000,000 common shares, par value $0.001 per share.  These shares have full voting rights.  At December 31, 2012 there were 156,685,752 shares issued and outstanding.  At December 31, 2011 there were 97,192,187 shares issued and outstanding.

On July 19, 2012 the Company adopted the 2012 Omnibus Long Term Incentive Plan covering an aggregate of 30,000,000 share of Common Stock, which provides for the payment of various forms of incentive compensation to employees, consultants and directors of the Company (or any parent or subsidiary of the Company).

During the past two years we sold the following securities under the Securities Act of 1933, as amended (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, the number of shares of securities offered, the size of the offering, and the number of such offerings.

During 2011, the following equity transactions occurred:

During the first quarter of 2011, the Company issued to Asher Enterprises, Inc. 1,181,820 shares of the Company’s common stock upon the conversion of $92,091 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at prices between $.077 and $.08 per share.

During the second quarter of 2011, the Company issued to Asher Enterprises, Inc. 629,540 shares of the Company’s common stock upon the conversion of $46,130 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at prices between $.072 and $.075 per share.

On August 4, 2011 the Company issued 1,875,000 shares of the Company’s common stock as loan origination fees relating to certain loans payable. The value of these shares was $150,000 and they were issued at a price of $.08 per share.

On August 4, 2011 the Company issued 100,000 shares of the Company’s common stock as employee compensation. The value of these shares was $8,000 and they were issued at a price of $.08 per share.

On September 30, 2011 the Company issued 356,000 shares of the Company’s common stock as loan extension fees and as per the terms of an employment agreement. The value of these shares was $35,600 and they were issued at a price of $.10 per share.

On October 7, 2011 the Company issued 80,000 shares of the Company’s common stock to a note holder as per the terms of the note agreement. The value of these shares was $7,200 and they were issued at a price of $.09 per share.

During the fourth quarter of 2011, the Company issued to Asher Enterprises, Inc. 1,436,925 shares of the Company’s common stock upon the conversion of $83,200 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at prices between $.048 and $.101 per share.

On October 31, 2011 the Company issued 500,000 shares of the Company’s common stock to a note holders as per the terms of the note agreements. The value of these shares was $18,538 and they were issued at a price of $.037 per share.

On November 18, 2011 the Company issued 476,190 shares of the Company’s common stock related to the cashless conversion of stock warrants. The value of these shares was $128,571 and they were issued at a price of $.27 per share.

On November 30, 2011 the Company issued 500,000 shares of the Company’s common stock to a note holders as per the terms of the note agreements. The value of these shares was $57,447 and they were issued at a price of $.115 per share.

On December 21, 2011 the Company issued 300,000 shares of the Company’s common stock relating to a consulting agreement. The value of these shares was $90,000 and they were issued at a price of $.30 per share.

On December 31, 2011 the Company issued 4,700,000 shares of the Company’s common stock to a note holders as per the terms of the note agreements. The value of these shares was $458,056 and they were issued at a price of $.097 per share.

On December 31, 2011 the Company issued 200,000 shares of the Company’s common stock relating to a consulting agreement. The value of these shares was $60,000 and they were issued at a price of $.30 per share.

On December 31, 2011 the Company issued 80,000 shares of the Company’s common stock to a note holder in error. The value of these shares was $24,000 and they were issued at a price of $.30 per share.

During 2012, the following equity transactions occurred:

On January 6, 2012, the Company issued to Peak One Opportunity Fund 150,000 shares of the Company’s common stock relating to the issuance of a convertible note. These shares were valued at $49,989 and were issued at a price of $.333 per share.

On January 24, 2012, the Company received and cancelled 1,000,000 shares of the Company’s common stock from a shareholder that agreed to loan the stock to the Company. These shares were valued at $1,000.

On January 24, 2012 the Company issued 1,094,962 shares of the Company’s common stock relating to the cashless conversion of company stock warrants. These shares were valued at 891,250 and were issued at a price of $.814 per share.

During the first quarter of 2012, the Company issued to Asher Enterprises, Inc. 122,636 shares of the Company’s common stock upon the conversion of $70,554 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at prices between $.51 and $.61 per share.

On March 22, 2012 the Company issued 1,500,000 shares of the Company’s common stock to a note holder as per the terms of the note agreement. The value of these shares was $15,000 and they were issued at a price of $.01 per share.

During the second quarter of 2012, the Company issued to Asher Enterprises, Inc. 937,340 shares of the Company’s common stock upon the conversion of $75,800 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at prices between $.029 and $.235 per share.

On July 14, 2012, the Company issued to Peak One Opportunity Fund 500,000 shares of the Company’s common stock upon the conversion of $17,500 of principal and accrued interest on a convertible note that the Company had with Peak One Opportunity Fund at a price of $.035 per share.

On July 14, 2012, the Company received and cancelled 650,000 shares of the Company’s common stock from a shareholder that agreed to loan the stock to the Company. These shares were valued at $650.

On December 21, 2012, the Company issued to Asher Enterprises, Inc. 1,693,333 shares of common stock upon the conversion of $25,400 of principal and accrued interest on convertible notes that the Company had with Asher Enterprises, Inc. at a price $.015 per share.

On December 19, 2012, the Company issued 50,000,000 shares of common stock to Mr. Risinger, our CEO, in exchange for his 700,000 shares of VHGI Coal Preferred Stock. These shares were valued at $6,937,297 and were issued at a price of $0.139 per share.

On December 20, 2012, the Company issued to a convertible note holder 420,168 shares of common stock upon the conversion of $5,000 of principal and accrued interest on a convertible note. These shares were issued at a price of $0.012 per share.

On December 31, 2012, the Company issued to Peak One Opportunity Fund 2,023,809 shares of the Company’s common stock upon the conversion of $42,500 of principal and accrued interest on a convertible note at a price of $0.021 per share.

In the fourth quarter of 2012 the Company issued 1,000,000 shares of the Company’s common stock as satisfaction of a subscription payable in the amount of $40,000.

In the fourth quarter of 2012 the Company issued 650,000 shares of the Company’s common stock as satisfaction of a subscription payable in the amount of $26,000. As additional consideration, the Company issued an additional 250,000 shares of its common stock valued at $6,250.

On December 31, 2012 the Company sold 26,316 shares of common stock for gross proceeds of $10,000 to an accredited investor in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.  We did not pay a commission or finder’s fee in this transaction and are using the proceeds for general working capital.

On December 20, 2012 the Company issued 775,000 shares of common stock to note holders as additional consideration as per the terms of the note agreements. The value of these shares was $31,000 and they were issued at a price of $.04 per share.

Warrants

A summary of the status of the warrants granted at December 31, 2012 and 2011 and changes during the year is presented below:

For the Years Ended December 31, 2012 and December 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	714,285	$0.07
Granted	3,125,000	0.21
Exercised	(714,285)	0.07
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2011	3,125,000	$0.21
Granted	2,234,500	0.28
Exercised	(1,250,000)	0.08
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2012	4,109,500	$0.31

As of December 31, 2012
	Warrants Outstanding			Warrants Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 0.10	750,000	4.65	$ 0.10	750,000	$ 0.08
0.15	1,287,500	4.04	0.15	1,287,500	0.15
0.25	150,000	2.25	0.25	150,000	0.25
0.34	634,500	4.44	0.34	634,500	0.34
0.50	437,500	2.09	0.50	437,500	0.50
0.60	400,000	4.00	0.60	400,000	0.60
0.75	250,000	1.78	0.75	250,000	0.75
1.00	200,000	4.08	1.00	200,000	1.00
$0.10 - $1.00	4,109,500	3.80	$ 0.31	4,109,500	$0.31

The intrinsic value of the warrants issued and outstanding as of December 31, 2012 and 2011 was $0 and $986,875, respectively.

NOTE 14 – DERIVATIVE LIABILITIES

In 2012 and 2011, the Company issued stock purchase warrants to consultants and to various lenders as part of note payable agreements.  These warrants were immediately exercisable and some contained provisions for cashless exercise under certain circumstances. The warrants ranged in term from three to five years and had expiration dates ranging from July 19, 2014 to December 31, 2017. The warrants also contained anti-dilution provisions including provisions for the adjustment of the exercise price if the Company issues common stock or common stock equivalents at a price less than the exercise price.  As of December 31, 2012, the Company had outstanding warrants entitling the holders to purchase 4,109,500 shares of the Company’s common stock upon exercise.

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

The Company had sufficient shares available to issue on December 31, 2012 so there was no derivative warrant liability.

During 2012, the Company issued various notes payable, convertible into shares of common stock at discounts ranging from 50% to 70%.  In accordance with ASC Topic No. 470-20-25-4, the Company calculated the intrinsic value of the beneficial conversion features of the debt at the time of issuance.  At December 31, 2012, the Company determined that the conversion features qualified as derivative liabilities under ASC 815.  The Company revalued the beneficial conversion features of the convertible debt still outstanding and recorded the change in fair value as a derivative liability.

The following table sets forth the changes in the fair value of derivative liabilities for the years ended December 31, 2012 and 2011:

Balance, December 31, 2010	$0
Change in Fair Value of Warrant Derivative Liability	(1,582,963)
Change in Fair Value of Beneficial Conversion Liability	(644,462)
Balance, December 31, 2011	(2,227,425)
Change in Fair Value of Warrant Derivative Liability	1,582,963
Change in Fair Value of Beneficial Conversion Liability	(559,975)
Balance, December 31, 2012	(1,204,437)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Royalty – Ronald Hutchcraft – President of Lily Group Inc. – As per a 3-year employment agreement dated January 10, 2012, the Company is obligated to pay Mr. Hutchcraft $0.10 per ton of coal sold by the Company.

Royalty – Dave Smith – Mine Superintendent of Lily Group, Inc. – As per a 3-year employment agreement dated January 25, 2012, the Company is obligated to pay Mr. Hutchcraft $0.10 per ton of coal sold by the Company.

IP&L Supply and Performance Bond – The Company has a Performance Bond with the Argonaut Insurance Company relating to the coal supply contract with IP&L. The performance bond reimburses IPL for the cost of having to procure coal at a higher price than contracted with the Company. The bond reimburses IP&L for the difference in price between the contract price the Company is obligated to supply coal at and a potentially higher price if the Company cannot supply the required coal.

Leases

The Company currently rents its office space in Indiana on a month to month basis at a cost of $1,000 per month. Our MOS subsidiary rents office space on a yearly lease at a cost of $900 per month.

The Company incurred rent expense of $26,754  and $35,352, for the years ended December 31, 2012 and 2011, respectively.

As a result of the Company’s inability to secure the long-term financing required to satisfy its short-term debt obligations and trade payables, many of these creditors are in default and have threatened or have undertaken legal action against the Company. The Company is negotiating with these creditors and note holders on a one-on-one basis.

NOTE 16 – SEGMENT INFORMATION

The Company to date has operated with three different segments to date, medical office technology support “MOS”, precious metals mining and coal mining.

All intercompany transactions have eliminated and reduced in each of the respective segment columns, which have been solely intercompany assets and liabilities only. Parent company assets, debt and expenses are expenses not directly allocable to any segment and are attributable to being a public company or legacy matters.

Year ended December 31, 2012

	MOS	Coal Mining	Other Mining	Parent	Consolidation
Revenues	$481,568	$-	$-	$-	$481,568
Net (loss) income	228,321	(16,356,683)	(1,558,665)	(4,661,886)	(22,348,913)
Assets	5,015	47,442,823	-	6,854	47,454,692
Debt	$99,303	$51,208,283	$5,200	$10,868,867	$62,181,653

Year Ended December 31, 2011

	MOS	Coal Mining *	Other Mining	Parent	Consolidation
Revenues	$499,617	$-	$-	$-	$499,617
Net (loss) income	(57,227)	57,597	(138,040)	(5,293,381)	(5,431,051)
Assets	36,199	5,436,308	1,554,681	193,343	7,220,531
Debt	$374,536	$-	$5,200	$8,739,485	$9,119,221

•	Coal Mining segment amounts represent the investments /lending activity to Lily, as a portion of such monies were convertible into equity of Lily.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, all events or transactions that occurred after December 31, 2012 are outlined below:

On February 12, 2013 the Company entered into a royalty agreement whereby the Company is obligated to pay to Rick Risinger our CEO, the greater of 1% of the sales price or $0.50 per ton whichever is greater. This royalty was granted in exchanged for a personal guarantee on the $6 Million February 2013 Regions loan.

On February 12, 2013 the Company entered into a royalty agreement whereby the Company is obligated to pay to James Stuckert, the greater of 1% of the sales price or $0.50 per ton whichever is greater. This royalty was granted in exchanged for a personal guarantee on the $6 Million February 2013 Regions loan.

 Series D Exchange Agreement:
On February 18, 2013, VHGI Holdings, Inc. (the “Company”) entered into an agreement (the “Exchange Agreement”) with Paul R. Risinger, our Chief Executive Officer and sole director (“Risinger”). Pursuant to the Exchange Agreement, the Company issued to Risinger 500,000 shares of the Company’s Series D Convertible Preferred Stock in exchange for the assignment to the Company of $3,000,000 in principal amount of a promissory note in the original principal amount of $17,000,000, made by the Company’s wholly-owned subsidiary, VHGI Coal, Inc., in favor of Risinger.

Lily Group Loan Agreement:
Pursuant to a Loan Agreement dated as of February 26, 2013 (the “Loan Agreement”)—which was entered into by and among the Company, Lily Group Inc., an Indiana corporation (“Lily”), Lily Group Holdings Company, an Indiana corporation (“LGHC”), Risinger, James W. Stuckert and Diane V. Stuckert (together, the “Stuckerts”), and Solomon Oden Howell, Jr. (“Howell” and, together with the Stuckerts, the “Lenders”)—Lily secured a total of $6,000,000 in revolving debt (the “Loan”) pursuant to: (i) a Secured Drawdown Promissory Note in the original principal amount of up to $5,000,000 (the “Secured Note”), and (ii) an unsecured Drawdown Promissory Note in the principal amount of up to $1,000,000 (the “Secondary Note,” and, collectively with the Secured Note, the “Notes”).

As evidenced by a Subordination Agreement, dated as of February 26, 2013, by and among Platinum Partners Credit Opportunities Master Fund LP (“Platinum”), the Lenders, and Lily (and agreed and consented to by the Company and its remaining subsidiaries), amounts under the Secured Note will be secured by a first priority lien on up to $5,000,000 of the equipment portion of collateral (excluding fixtures) by which certain debt held by Platinum under that certain Note Purchase Agreement, dated as of February 16, 2012 (the “Platinum Agreement”), is currently secured. Pursuant to a fourth amendment to the Platinum Agreement, dated as of February 26, 2013, $500,000 of the proceeds of the Notes will be used to retire $500,000 of principal owed by Lily to Platinum under the Platinum Agreement.

The Lenders are making the Loan out of the proceeds received from a Revolving Loan and Security Agreement entered into as of February 15, 2013, with Regions Bank (the “Regions Loan Agreement”).  In connection with and as inducement for Regions Bank to enter into the Regions Loan Agreement, each of Risinger and LGHC has entered into a guaranty under which they will be liable for all obligations under the Regions Loan Agreement. As consideration for such guaranty, and for Lenders’ entrance into the transactions described above, each of Risinger, Howell, and the Stuckerts was issued a warrant for purchase of 2,000 shares of the Company’s Series E Convertible Preferred Stock (as described in the Form 8-K dated February 28, 2013), subject to certain antidilution provisions as set forth therein.

Pursuant to a payoff letter dated as of February 26, 2013, an additional portion of the proceeds of the Drawdown Note is being used to pay amounts owed by Lily in favor of HEB Ventures, LLC, pursuant to a loan agreement, and secured by a security agreement, of even date therewith.

Al Rami Pure Investment:
 On May 28, 2013 Lily Group, Inc. (“Lily Group”), a wholly-owned subsidiary of VHGI Holdings, Inc., entered into a Equity Investment Agreement with Al Rami Pure LLC (the “Investor”).  Under the terms of this agreement, at closing the Investor will lend us approximately $65 million.  The investment will be for a maximum term of 10 years.  As consideration, the Investor will receive 45% of Lily Group and a lien on Lily Group’s assets, together with royalties and/or dividends at the rate of 1.25% per annum.  We have the right to buy back the equity in Lily Group at the end of any calendar year, on the basis of the fair market valuation of the outstanding.  The closing of the Equity Investment Agreement is subject to a number of conditions precedent, including delivery of a letter of credit in the amount of $10.5 million, the finalization of a definitive use of proceeds and the company reaching an agreement with its current senior secured lender.  We are actively engaged in efforts to satisfy these conditions precedent with the goal of closing the transaction as soon as practicable.  However, given the number of conditions which must be satisfied, there are no assurances this transaction will be consummated.

Effective May 28, 2013 Lily Group also entered into a Memorandum of Understanding with Lily Group Holdings Company (“LGHC”), an entity owned by Mr. Risinger, our Chief Executive Officer.  Pursuant to the terms of the Memorandum of Understanding, LGHC will obtain the aforementioned letter of credit and certain other personal guarantees required by the Investor to satisfy the security requirement for the loan.  As consideration, Lily Group will permit LGHC to hold the net proceeds of the loan in an account of its choosing and release the funds for Lily Group’s benefit in accordance with the specific use of proceeds to be agreed upon by Lily Group and the Investor.

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing.